Form 10-Q
period 2000-06-30
OPNET TECHNOLOGIES INC
filed 2000-09-07
CIK 1108924

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      (Commission file number:  000-30931)

                            OPNET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                               7373                                          52-1483235
(State or other jurisdiction of          (Primary Standard Industrial                          (I.R.S. Employer
 incorporation or organization)           Classification Code Number)                         Identification No.)


                         3400 International Drive, N.W.
                             Washington, DC  20008
                    (Address of principal executive office)

                                 (202) 364-4700
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ ]     No [X]

  At September 5, 2000, there were outstanding 18,013,577 shares of common stock of the registrant.

================================================================================

                               TABLE OF CONTENTS

PART I.                                               FINANCIAL INFORMATION                                        Page
                                                                                                                   ----

Item 1          Financial Statements of OPNET Technologies, Inc. (unaudited)                                          3

                Condensed Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000                          3

                Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 1999     4

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2000 and 1999     5

                Notes to Condensed Consolidated Financial Statements                                                  6

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations                10

Item 3          Quantitative and Qualitative Disclosures About Market Risk                                           20

PART II.        OTHER INFORMATION

Item 1          Legal Proceedings                                                                                    21

Item 2          Changes in Securities and Use of Proceeds                                                            21

Item 3          Defaults Upon Senior Securities                                                                      22

Item 4          Submission of Matters to a Vote of Security Holders                                                  22

Item 5          Other Information                                                                                    22

Item 6          Exhibits and Reports on Form 8-K                                                                     22

                Signatures                                                                                           25


Part I Financial Information
Item 1.  Unaudited Condensed Consolidated Financial Statements


                            OPNET Technologies, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                     June 30,                     March 31,
                                                                       2000                         2000
                                                                    -----------                   ----------
                                   ASSETS                            (unaudited)                   (audited)
Current assets:
   Cash and cash equivalents                                             $ 8,831                      $ 8,765
   Accounts receivable, net of $100 in allowance for doubtful
     accounts at March 31 and June 30, 2000                                2,997                        3,119
   Refundable income taxes                                                   471                          476
   Deferred offering costs                                                   900                          400
   Deferred income taxes                                                     190                          101
   Prepaid expenses and other current assets                                 389                          376
                                                                     -----------                   ----------
          Total current assets                                            13,778                       13,237

Deferred income taxes                                                         90                           99
Property and equipment, net                                                2,369                        2,272
Intangible assets, net                                                       333                          458
Other assets:
   Deposits                                                                   65                           62
   Loan to officer                                                           231                          231
   Purchased software, net                                                   369                          354
                                                                     -----------                   ----------
          Total assets                                                   $17,235                      $16,713
                                                                     ===========                   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $   100                      $   170
   Accrued liabilities                                                    2,071                        2,479
   Deferred revenue                                                       3,930                        3,476
                                                                    -----------                   ----------
          Total current liabilities                                       6,101                        6,125
Non-current liabilities:
   Deferred rent                                                             31                           30
   Deferred revenue                                                         154                          142
                                                                    -----------                   ----------
           Total non-current liabilities                                    185                          172
Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001
  - 160 shares authorized, 145 issued and outstanding at March 31 and
  June 30, 2000, liquidation preference - $48.40 per share                6,952                        6,948
Stockholders' equity:
   Preferred stock-par value $0.001; 400 shares authorized; 160
   designated as Series A (above), 145 issued and outstanding               -                            -
   Common stock-par value $0.001; 20,000 authorized; 17,079 and
     17,263 shares issued at March 31 and June 30, 2000, respectively;
     10,951 and 11,135 shares outstanding at March 31 and
     June 30, 2000, respectively                                            17                           17
   Additional paid-in capital                                              908                          623
   Deferred compensation                                                  (263)                        (287)
   Retained earnings                                                     7,345                        7,125
   Treasury stock-6,128 shares at March 31 and June 30, 2000            (4,010)                      (4,010)
                                                                   -----------                   ----------
          Total stockholders' equity                                     3,997                        3,468
                                                                   -----------                   ----------
          Total liabilities and stockholders' equity                $   17,235                   $   16,713
                                                                   ===========                   ==========

                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                     ------------------------------------------------
                                                                            2000                         1999
                                                                      ----------------               ---------------
                                                                            (in thousands, except per share data)
Revenues:
  Software licenses                                                      $ 3,653                           $ 2,138
  Services                                                                 2,781                             1,792
                                                                         -------                           -------
     Total revenues                                                        6,434                             3,930

Cost of revenues:
   Software licenses                                                         177                                69
   Services                                                                  987                               545
                                                                         -------                           -------
                                                                          1,164                                614
      Total cost of revenues

Gross profit                                                               5,270                             3,316
Operating expenses:
   Research and development                                                1,682                             1,235
   Sales and marketing                                                     2,715                             1,505
   General and administrative                                                660                               467
                                                                         -------                           -------
       Total operating expenses                                            5,057                             3,207
                                                                         -------                           -------
Income from operations                                                       213                               109
Interest and other income                                                    136                                75
                                                                         -------                           -------
Income before provision for income taxes                                     349                               184
Provision for income taxes                                                   125                                52
                                                                         -------                           -------
Net income                                                                   224                               132
Accretion of transaction costs on redeemable convertible preferred stock      (4)                               (4)
                                                                         -------                           -------
Net income applicable to common shares                                   $   220                            $  128
                                                                         =======                           =======
Basic net income applicable per common share                             $  0.02                            $ 0.01
                                                                         =======                           =======
Diluted net income per common share                                      $  0.02                            $ 0.01
                                                                         =======                           =======
Weighted average common shares outstanding (basic)                        11,120                            10,681
                                                                         =======                           =======
Weighted average common shares outstanding (diluted)                      14,636                            13,835
                                                                         =======                           =======


                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                  ---------------------
                                                                                    2000          1999
                                                                                  -------       -------
                                                                                      (in thousands)
Cash flows from operating activities:
 Net income                                                                     $  224          $  132
 Adjustments to reconcile net income to net cash provided by operating activities:
   Expense related to employee stock options                                        24               -
   Depreciation and amortization                                                   353             256
   Deferred income taxes                                                           (80)              -
   Changes in assets and liabilities:
      Accounts receivable                                                          122              (8)
      Prepaid expenses and other current assets                                    (13)             (4)
      Refundable income taxes                                                        5              45
      Deposits                                                                      (3)             (6)
      Accounts payable                                                             (70)            (22)
      Accrued liabilities                                                         (578)            500
      Deferred revenue                                                             467             144
                                                                               -------         -------
           Net cash provided by operating activities                               451           1,037
                                                                               -------         -------
Cash flows from investing activities:
      Purchase of software                                                         (15)            (61)
      Purchase of property and equipment                                          (325)           (302)
                                                                               -------         -------
           Net cash used in investing activities                                  (340)           (363)
                                                                               -------        --------
Cash flows from financing  activities:
      Proceeds from  exercise of common stock options                              285               -
      Costs incurred for intended initial public offering                         (330)              -
                                                                               -------        --------
           Net cash used in financing activities                                   (45)              -

Net increase in cash and cash equivalents                                           66             674
Cash and cash equivalents, beginning of year                                     8,765           6,414
                                                                               -------        --------
Cash and cash equivalents, end of year                                          $8,831       $   7,088
                                                                               =======       =========


                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1. Basis of Presentation and Nature of Operations

  OPNET Technologies, Inc. ("OPNET" or the "Company") provides network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. Our suite of products advances network and application management beyond reactive problem identification and reporting to proactive problem resolution and avoidance. The OPNET product suite combines predictive simulation and a comprehensive understanding of network technologies to enable network professionals to more effectively design and deploy networks, diagnose network and application performance problems, and predict the impact of proposed network modifications. OPNET's corporate headquarters is located in Washington, D.C. and it has sales offices nationwide.

  The accompanying consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly owned subsidiary, MIL 3 International Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on August 1, 2000. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for the three months ended June 30, 2000 may not be indicative of the operating results for the full fiscal year or any other future period.

2.  Initial Public Offering

  On August 1, 2000, the Company's registration statement for its initial public offering of 4.0 million shares of Common Stock became effective. The offering closed on August 7, 2000, yielding proceeds of approximately $46,860,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The underwriters of the offering also exercised their over-allotment option to purchase an additional 600,000 shares, which closed on August 9, 2000, raising an additional $7,254,000 in net proceeds to the Company. Concurrent with the closing of the offering, the Series A Redeemable Convertible Preferred Stock was converted into 2,171,769 shares of Common Stock as discussed in Note 5.

3.  Facilities Lease

  On June 2, 2000, the Company executed a new office lease agreement and plans to relocate its corporate and principal operational offices to Bethesda, Maryland. The Company is scheduled to take possession of the premises, consisting of approximately 60,000 square feet of office space, in December 2000. The lease is for ten years with two five-year renewal options. The first year rent will be approximately $2,267,000 and is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $3,400,000 (in the form of a bank letter of credit, as discussed below), which is subject to annual reductions based upon meeting certain minimum financial requirements.

4.  Credit Agreements

  On June 10, 2000, the Company entered into a $5,000,000 line of credit facility with a commercial bank which expires on June 10, 2001. The line of credit allows the Company to use the funds for corporate borrowings and issuance of letters of credit up to a maximum of $5,000,000. The Company used the facility to issue a letter of credit for approximately $3,400,000 to satisfy the security deposit requirements for its new corporate office facilities lease, as discussed above.

  The outstanding principal balance on the credit facility is payable on June 10, 2001 with interest payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the agreement. The credit facility also has a renewal option for one additional year provided the Company meets certain conditions by the original maturity date.

  The credit facility is collateralized by certain assets of the Company. There are also certain financial ratios and conditions that the Company must maintain under the terms of the loan agreement, as well as certain covenants with which the Company must comply.

5.  Stockholders' Equity

    Common Stock

  On June 27, 2000, in connection with the Company's initial public offering of Common Stock, the Board of directors approved a three-for-two split of Common Stock. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

  Effective upon closing of the initial public offering as discussed in Note 2, the Board of Directors approved a resolution to increase the authorized capital stock of the Company to 105,160,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, 160,000 shares of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share.

  Preferred Stock

  On September 30, 1997, the Company entered into a Series A Redeemable Convertible Preferred Stock Purchase Agreement (the "Agreement") with two investors. The Company authorized 160,000 shares of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") and issued and sold 144,640 shares for approximately $7,001,000. Each holder of Series A Preferred Stock is entitled to vote on all matters to be taken before the stockholders of the Company and is entitled to the number of votes equal to the number of whole shares of Common Stock into which such holder's shares of Series A Preferred Stock could be converted on the record date for the determination of shareholders entitled to vote on such matter.

  The difference between the carrying amounts of the Series A Preferred Stock of $6,948,000 and $6,952,000 as of March 31, 2000 and June 30, 2000, respectively, and the redemption amount of $7,001,000 based upon the liquidation amount, represents the cost of issuance, which is being accreted pro rata over the period beginning on the September 1997 issuance date, and ending on the prescribed redemption dates beginning October 2002 and continuing through October 2005.

  Under the terms of the Company's agreements with the holders of the Series A Redeemable Convertible Preferred Stock, all of such shares of Series A Preferred Stock was converted automatically into 2,171,769 shares of Common Stock upon the closing of the Company's initial public offering as discussed in Note 2.

6. Net Income Per Common Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is to reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

                                                                      Three Months Ended June 30,
                                                             ----------------------------------------
                                                                    2000                    1999
                                                              -----------------       ----------------
Income (Numerator):                                              (in thousands, except per share data)
     Net income applicable to common shares (basic)                     $   220                $   128
     Plus:
     Accretion of transaction costs on redeemable convertible
     preferred stock                                                          4                      4
                                                              -----------------       ----------------
     Net income (diluted)                                               $   224                $   132
                                                              =================       ================
 Shares (Denominator):
     Weighted average shares outstanding (basic)                         11,120                 10,681
     Effect of other dilutive securities:
             Options                                                      1,344                    982
             Redeemable convertible  preferred stock                      2,172                  2,172
                                                              -----------------       ----------------
     Weighted average shares outstanding (diluted)                       14,636                 13,835
                                                              =================       ================
Net income per common share:
     Basic net income applicable per common share                       $  0.02                $  0.01
     Diluted net income per common share                                   0.02                   0.01

7.    Stock Option Plans

  On June 5, 2000, the Board of Directors authorized the issuance of 637,013 stock options to employees at $12 per share, the estimated fair market value of the Common Stock (following the three-for-two stock split) as determined by the Board of Directors at the date of grant. Included in the grant were 66,648 qualified stock options issued to officers of the Company with beneficial ownership exceeding 10%. In accordance with the provisions of the 2000 Incentive Stock Option Plan, the qualified options were issued at 110% of the estimated fair market value of the Company's Common Stock at the date of grant, or $13.20 per share.

8.  Business Segment and Geographic Area Information

  The Company operates in one industry segment, the development and sale of computer software programs and related services. There were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Substantially all assets are held in the United States for the quarter ended June 30, 2000 and fiscal year ended March 31, 2000.

9.  Supplemental Cash Flow Information

                                                                      Three Months Ended June 30,
                                                            ---------------------------------------------
                                                                            2000                     1999
                                                            --------------------    --------------------
                                                                           (in thousands)

Supplemental disclosure of cash flow information:
     Cash paid during the year for income taxes                            $   3                    $   5
                                                            ====================    =====================
Supplemental disclosure of non cash activities:
     Accrued offering costs                                                $ 524                    $   -
                                                            ====================    =====================
     Accretion on preferred stock                                          $   4                    $   4
                                                            ====================    =====================

10.   New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standard No. 137, this standard will be effective for the Company for the fiscal years and quarters beginning after March 31, 2001, and requires that an entity recognize all qualifying derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not completed the process of evaluating the impact of this statement and is therefore unable to disclose the potential impact that implementing SFAS No. 133 will have on its financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101-- Revenue Recognition in Financial Statements. This SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not expect the application of this SAB to have a material impact on its financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." With the exception of certain provisions which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended June 30, 2000, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Registration Statement on Form S-1, filed with SEC on March 15, 2000 (No. 333-32588).

  This report contains forward-looking statements that involve substantial risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed below in the section captioned "Certain Factors That May Affect Future Results," as well as any cautionary language contained herein, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking information.

 Overview

  We provide predictive network management software products and related services. Our product suite consists of three primary software products: OPNET IT DecisionGuru, OPNET Modeler, and OPNET Netbiz. We sell our OPNET suite of products to service providers, including telecommunications carriers, ISPs, and ASPs, large and medium-sized organizations, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products primarily through third-party distributors.

  We sold our first products in 1987. Our operations have been financed principally through cash provided by operations and a venture financing in October 1997. In August 1998, we introduced our OPNET IT DecisionGuru and OPNET Netbiz products and began a new marketing and sales strategy to focus on these new products.

  We generate revenues principally from licensing our software products and providing related services, including maintenance and technical support, consulting, and training.

  Our software license revenues consist of license sales of our software products and royalty income. Software license revenues are recognized upon delivery, provided that fees are fixed and determinable, no significant modifications to the product are required, and collection of the related receivable is probable. Where significant modifications are required, software license revenues are recognized along with consulting fees on a percentage-of-completion basis as the modifications are performed. We allow customers to evaluate our software before purchase, and therefore it is our policy not to allow returns.

  Our service revenues consist of fees from maintenance and technical support agreements, consulting services, and training. The maintenance agreements covering our products provide for technical support and periodic product upgrades. Revenues from maintenance and technical support agreements are deferred and recognized ratably over the support period. We offer consulting services primarily to provide product customization and enhancements. Consulting services are generally performed under fixed-price agreements and recognized as the work is performed on a percentage-of-completion basis. We provide classroom and on-site training to our customers on a daily fee basis.

  Software license revenues and service revenues for which payment has been received, but that do not yet qualify for recognition as revenues, are reflected as deferred revenues.

  In March 1999, we entered into a two-year non-renewable agreement with Cadence Design Systems, when they decided to discontinue their product line, that required us to make an aggregate payment of $1.0 million to Cadence and requires us to pay to Cadence a 50% royalty on specified sales of OPNET Modeler products sold to the portion of Cadence's customer base that use an existing Cadence product. We are amortizing the $1.0 million payment over the two-year marketing support period under the agreement as part of sales and marketing expenses, and we charge the royalty payments to cost of software license revenues as the related revenue is recognized.

 Results of Operations

  The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                                                      Three Months Ended June 30,
                                                                                   -------------------------------------
                                                                                        2000                  1999
                                                                                   ------------            -------------
Revenues:
   Software licenses                                                                       56.8%                   54.4%
   Services                                                                                43.2                    45.6
                                                                                   ------------               ---------
     Total revenues                                                                       100.0                   100.0
                                                                                   ------------               ---------
Cost of revenues:
   Software licenses                                                                        2.8                     1.7
   Services                                                                                15.3                    13.9
                                                                                   ------------               ---------
    Total cost of revenues                                                                 18.1                    15.6
                                                                                   ------------               ---------
Gross profit                                                                               81.9                    84.4

Operating expenses:
  Research and development                                                                 26.1                    31.4
  Sales and marketing                                                                      42.2                    38.3
  General and administrative                                                               10.3                    11.9
                                                                                    -----------               ---------
     Total operating expenses                                                              78.6                    81.6

Income from operations                                                                      3.3                     2.8
Interest and other income                                                                   2.1                     1.9
                                                                                    -----------               ---------
Income before provision for income taxes                                                    5.4                     4.7
Provision for income taxes                                                                  1.9                     1.3
                                                                                    -----------               ---------
Net income                                                                                  3.5%                    3.4%
                                                                                    ===========               =========


  The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                                                           Three Months Ended June 30,
                                                                                ----------------------------------------------
                                                                                        2000                        1999
                                                                                ------------------         -------------------
Cost of software license revenues                                                       4.8%                        3.2%
Cost of service revenues                                                               35.5                        30.4

Comparison of Three Months Ended June 30, 2000 and 1999

 Revenues

  Total revenues increased 63.7% from $3.9 million for the three months ended June 30, 1999 to $6.4 million for the three months ended June 30, 2000. Software license revenues were 54.4% and 56.8% of total revenues for the three months ended June 30, 1999 and June 30, 2000, respectively. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 70.9% from $2.1 million for the three months ended June 30, 1999 to $3.7 million for the three months ended June 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our products, increased market acceptance of our OPNET IT DecisionGuru and OPNET Netbiz products, and increased revenues generated by our OPNET modules.

  Service Revenues. Service revenues increased 55.2% from $1.8 million for the three months ended June 30, 1999 to $2.8 million for the three months ended June 30, 2000. This increase was primarily due to an increase in maintenance and technical support contracts related to new license sales and increased renewals of these contracts by our existing customer base, and increased demand for consulting and training services.

 Cost of Revenues

  Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting, and training to customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues, reflecting the low materials, packaging, and other costs of software products compared with the relatively high personnel costs associated with providing services. Cost of service revenues varies based upon the relative mix of maintenance and technical support, consulting, and training services.

  Cost of Software License Revenues. Cost of software license revenues increased 156.5% from $69,000 for the three months ended June 30, 1999 to $177,000 for the three months ended June 30, 2000. Gross margin on software license revenues decreased from 96.8% for the three months ended June 30, 1999 to 95.2% for the three months ended June 30, 2000. The minor decrease in margin was primarily due to an increase in royalties under the March 1999 agreement with Cadence that requires us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ends on March 31, 2001 and may continue to depress these margins through that date.

  Cost of Service Revenues. Cost of service revenues increased 81.1% from $545,000 for the three months ended June 30, 1999 to $987,000 for the three months ended June 30, 2000. Gross margin on service revenues decreased from 69.6% for the three months ended June 30, 1999 to 64.5% for the three months ended June 30, 2000. This decrease in margin was primarily due to an increase in the proportion of consulting revenues, which requires more personnel costs and provide lower gross margins than our maintenance services.

 Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. Research and development expenses increased 36.2% from $1.2 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. The increase was primarily related to increased research and development staffing levels for the development of new products. As a percentage of total revenues, research and development expenses decreased from 31.4% for the three months ended June 30, 1999 to 26.1% for the three months ended June 30, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in research and development staffing levels relative to a higher level of revenues in the three months ended June 30, 2000. We believe that a significant level of research and development investment will be required to maintain our competitive advantage, and expect that the dollar amount of these expenditures will continue to grow in future periods.

  Sales and Marketing. Sales and marketing expenses increased 80.4% from $1.5 million for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses increased from 38.3% for the three months ended June 30, 1999 to 42.2% for the three months ended June 30, 2000. The increase as a percentage of total revenues was due primarily to our additional investment of resources associated with developing a market for our OPNET IT DecisionGuru and OPNET Netbiz products. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect our sales and marketing expenses to increase in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 41.3% from $467,000 for the three months ended June 30, 1999 to $660,000 for the three months ended June 30, 2000. The increase in spending was primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased from 11.9% for the three months ended June 30, 1999 to 10.3% for the three months ended June 30, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

 Interest and Other Income

  Interest and other income increased 81.3% from $75,000 for the three months ended June 30, 1999 to $136,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in interest income of 93.1% from $72,000 for the three months ended June 30, 1999 to $139,000 for the three months ended June 30, 2000. The growth in interest income over the comparable period in the prior year is a result of increased cash flow from operations over the last year offset by interest expense of $3,600 due to the fees associated with the $3.4 million letter of credit outstanding at June 30, 2000.

 Provision for Income Taxes

  The provision for income taxes increased from $52,000 for the three months ended June 30, 1999 to $125,000 for the three months ended June 30, 2000. The increase in the provision for the three months ended June 30, 2000 resulted from a growth in earnings offset by research and development tax credits that will be available to us in fiscal year 2001.

 Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through cash provided by operating activities. In October 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. As of June 30, 2000 we had cash, cash equivalents, and short-term marketable securities totaling $8.8 million.

  Cash provided by operating activities was $1.0 million and $451,000 for the periods ended June 30, 1999 and 2000, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization, increases in deferred revenue and cash collections of accounts
receivable.   Cash used in investing activities was $363,000 and $340,000 for the periods ended June 30, 1999 and 2000, respectively. The funds were used primarily to purchase property, equipment, and software. Cash used in financing activities was $45,000 for the period ended June 30, 2000. This reflected cash paid for costs incurred under the initial public offering as discussed in Note 2, offset by proceeds derived from the exercise of stock options.

  We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2001. Borrowings under this line of credit bear interest an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland.

  We expect to experience growth in our working capital needs for the foreseeable future as we execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. We recently entered into a new headquarters lease agreement which will increase our facilities costs beginning in December 2000. In addition, we may utilize cash resources to further extend the facility, fund acquisitions or investments in complementary businesses, technologies, or products.

  We believe that our current cash and cash equivalents and cash generated from operations, along with available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. If we require further capital resources in excess of the resources currently available to us and the proceeds from the initial pubic offering as discussed in Note 2, to grow our business, execute our operating plan, or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders. If additional funding is required, we cannot be certain that it will be available on acceptable terms, or at all.

 Certain Factors That May Affect Future Results

  The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

  Our operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our stock to decline

  Our operating results have fluctuated in the past, and are likely to fluctuate significantly in the future. Our financial results may as a consequence fall short of the expectations of public market analysts or investors, which could cause the price of our common stock to decline. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Factors that could affect our operating results include:

o  the timing of large orders;

o changes in the mix of our sales, including the mix between higher margin software products and somewhat lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

o the timing and amount of our marketing, sales, and product development expenses;

o  the cost and time required to develop new software products;

o the introduction, timing, and market acceptance of new products introduced by us or our competitors;

o changes in network technology or in applications, which could require us to modify our products or develop new products;

o general economic conditions, which can affect our customers' purchasing decisions and the length of our sales cycle;

o  changes in our pricing policies or those of our competitors; and

o  the timing and size of potential acquisitions by us.

  We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenues in any quarter depend substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

  For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

  The market for predictive network management software is new and evolving, and if this market does not develop as anticipated, our revenues could decline

  We derive all of our revenues from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for predictive network management software does not continue to grow, we could face declining revenues, which could ultimately lead to our becoming unprofitable. The market for predictive network management software solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of predictive network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

 We will not be able to grow our business if service providers do not buy our products

  A key element of our strategy is to increase sales to service providers, and our future performance will be significantly dependent upon increased adoption by service providers of our software products. Accordingly, the failure of our products to perform favorably in the service provider environment or to gain wider adoption by service providers could have a negative effect on our business and future operating results.

  If our newest products, OPNET IT DecisionGuru and OPNET Netbiz, do not gain widespread market acceptance, our revenues might not increase and could even decline

  We expect to derive a substantial portion of our revenues in the future from OPNET IT DecisionGuru and OPNET Netbiz, both of which were released in August 1998. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of OPNET IT DecisionGuru and OPNET Netbiz. To date, we have not achieved widespread market acceptance of either product. In addition, if our OPNET Modeler product, which we have been selling since 1987, encounters declining sales, which could occur for a variety of reasons, including market saturation, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

 If we do not successfully expand our sales force, we may be unable to increase our sales

  We sell our products primarily through our direct sales force, and we must expand the size of our sales force to increase revenues. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to six months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force or we may be unable to manage a larger sales force.

  Our ability to increase our sales will be impaired if we do not expand and manage our indirect distribution channels

  To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors and original equipment manufacturers and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to effectively market and sell our products, or we lose existing distributor relationships, we might not be able to increase our revenues. Our international distributors and original equipment manufacturers and resellers have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors' products, or internally develop products that compete with our products.

  We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably

  We may be unable to operate our business profitably if we fail to manage our growth. Our rapid growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand our operations and increase the number of our full-time employees. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial, and management information systems. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenues may not continue to grow at a sufficient rate to absorb the costs associated with a larger overall employee base.

  If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenues may decline

  Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced products on a timely basis that respond to these changes, our products could become obsolete, demand for our products could decline and our revenues could fall. Advances in network management technology, software engineering, simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our products and could render our products unmarketable. In addition, the introduction and adoption of future network technologies or application architectures could reduce or eliminate the need for predictive network management software.

  If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to sustain our revenue growth

  Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our chairman of the board and chief executive officer, and Alain
J. Cohen, our president and chief technology officer, could adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

  We must also continue to hire large numbers of highly qualified individuals, particularly software engineers and sales and marketing personnel. Our failure to attract and retain technical personnel for our product development, consulting services, and technical support teams may limit our ability to develop new products or product enhancements. Competition for these individuals is intense, and we may not be able to attract and retain additional highly qualified personnel in the future. In addition, limitations imposed by federal immigration laws and the availability of visas could impair our ability to recruit and employ skilled technical professionals from other countries to work in the United States.

  Our international operations subject our business to additional risks which could cause our sales or profitability to decline

  We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

o greater difficulty in accounts receivable collection and longer collection periods;

o   political and economic instability;

o difficulty in attracting distributors that will market and support our products effectively;

o the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish direct sales or support staff outside the United States;

o   potentially adverse tax consequences; and

o   the effects of currency fluctuations.

  Expanding our OPNET Netbiz consulting services business will be costly and may not result in any compensating increase in sales or profitability

  We have recently begun to place additional emphasis on consulting services delivered in conjunction with sales of OPNET Netbiz. The significant additional expenditures and operational resources required to expand our OPNET Netbiz consulting services business will place additional strain on our management, financial, and operational resources and may make it more difficult for us to maintain profitability. If OPNET Netbiz does not achieve significant market acceptance, our customers will not engage our consulting services organization to assist with consulting, custom development, implementation support, and training for OPNET Netbiz. In addition, we may be unable to attract or retain a sufficient number of the highly qualified consulting services personnel that we expect the expansion of our consulting services business will require.

  We face intense competition, which could cause us to lose sales, resulting in lower revenues and profitability

  The intense and increasing competition in our market could cause us to lose sales, which could result in lower revenues and could cause us to become unprofitable. The market for predictive network management software is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for predictive network management solutions continues to increase. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

  OPNET Modeler and OPNET IT DecisionGuru currently face or potentially will face competition from several sources, including:

o software vendors with predictive network management offerings, such as Compuware, and application performance diagnosis solutions, such as Optimal Networks;

o  consultants who offer predictive network management advisory services; and

o customers who develop their own predictive network management capabilities, either internally or through outsourcing.

  OPNET Netbiz competes with solutions designed to facilitate and automate sales processes in general.

  If Internet infrastructure does not grow as currently anticipated, sales of our OPNET Netbiz product may not grow and our revenues may decline

  Our OPNET Netbiz product addresses a new and emerging market for sales process automation, including over the Internet, by service providers and network equipment manufacturers. The failure of this market to develop, or a delay in the development of this market, would reduce demand for OPNET Netbiz and cause our revenues to decline. The success of OPNET Netbiz depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility, and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet.

  Errors in our products and our inability to correct those errors could harm our reputation and could cause our customers to demand refunds from us or assert claims for damages against us

 Our software products could contain significant errors or bugs that may result in:

o  the loss of or delay in market acceptance and sales of our products;

o  the delay in introduction of new products;

o  diversion of our resources;

o  injury to our reputation; and

o  increased support costs.

  Bugs may be discovered at any point in a product's life cycle. We expect that errors in our products will be found in the future, particularly in new product offerings and new releases of our current products.

  Because our customers use our products to manage networks that are critical to their business operations, any failure of our products could expose us to product liability claims. In addition, errors in our products could cause our customers' networks and systems to fail or compromise their data, which could also result in liability to us. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend, and may result in adverse settlements and judgments.

  Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenues by decreasing demand for our products, and could allow the use of our products by users who have not paid the required license fee

  If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenues by decreasing demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. Our success and ability to compete depend substantially upon the internally developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition, and non-disclosure agreements with our employees. These measures afford only limited protection and may be inadequate, especially because our employees are highly sought after and may leave our employ with significant knowledge of our proprietary information. In addition, any confidentiality, non-competition, and non-disclosure agreements we enter into may be found to be unenforceable, or our copy protection mechanisms embedded in our software products could fail or could be circumvented.

  Our products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages

  We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionalities of products in different industry segments overlap. Regardless of whether these claims have any merit, they could:

o  be time-consuming to defend;

o  result in costly litigation;

o  divert our management's attention and resources;

o  cause us to cease or delay product shipments; or

o  require us to enter into royalty or licensing agreements.

  These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the affected product without redeveloping it or incurring significant additional expense.

  If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

  We may acquire or make investments in companies, products, or technologies if opportunities arise. Any acquisitions could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use the net proceeds of this offering, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

  Our products are subject to changing computing environments, including operating system software and hardware platforms, which could render our products obsolete

  The evolution of existing computing environments and the introduction of new popular computing environments may require us to redesign our products or develop new products. Computing environments, including operating system software and hardware platforms, are complex and change rapidly. Our products are designed to operate in currently popular computing environments. Due to the long development and testing periods required to adapt our products to new or modified computing environments, we could experience significant delays in product releases or shipments, which could result in lost revenues and significant additional expense.

 Our stock price is volatile and may continue to be volatile in the future.

  The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

o  actual or anticipated fluctuations in our operating results;

o  announcements of technological innovations;

o  new products or new contracts by us or our competitors;

o  changes in financial estimates by securities analysts; and

o  general market conditions and other factors.

  Our officers, directors, and their affiliates hold a majority of our stock and, as a result, control us and could make decisions about our business that conflict with the interests of other stockholders.

  Our directors, officers, and individuals or entities affiliated with our directors as a group beneficially own approximately 64.7% of our outstanding common stock. This concentration of ownership and board representation could limit the ability of our other stockholders to influence matters requiring approval of our stockholders, such as the election of directors, and may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

  The provisions of our charter documents and Delaware law could delay or prevent the sale of our company and diminish the voting rights of the holders of our common stock

  There are provisions in our certificate of incorporation and by-laws that make it more difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control would result in the purchase of our common stock at a premium to the market price. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders.

  Our charter documents contain other provisions that could have an anti-takeover effect, including:

o  only one of the three classes of directors is elected each year;

o  stockholders have limited ability to remove directors;

o  stockholders cannot take actions by written consent;

o  stockholders cannot call a special meeting of stockholders; and

o stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

  In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money instruments and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our marketable securities.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

 The Company is not party to any material legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

  On June 5, 2000, the Company issued options to purchase 334,013 shares of Common Stock at an exercise price of $12.00 per share to employees pursuant to the Company's Amended and Restated 1993 Incentive Stock Option Plan (the "1993 Plan"). In addition, since April 1, 2000, the Company issued an aggregate of 290,627 shares of Common Stock upon the exercise of outstanding options under the 1993 Plan. The Company relied on an exemption provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of these options and the shares of Common Stock issued upon exercise of the
indicated options.   The purchasers in each of the above-mentioned transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access, through employment or other relationships, to information about the Company to make an informed investment decision. No underwriters were involved in the foregoing sales of securities.

  On June 30, 2000, the Company issued options to purchase 236,352 shares of Common Stock at an exercise price of $12.00 per share to employees and options to purchase 66,648 shares of Common Stock at an exercise price of $13.20 per share to certain officers pursuant to the Company's 2000 Stock Incentive Plan (the "2000 Plan"). On August 1, 2000, the Company issued options to purchase 189,650 shares of Common Stock at the initial public offering price of $13.00 per share to employees pursuant to the 2000 Plan. The Company relied on an exemption provided by Rule 701 under the Securities Act for the issuance of these options.

  On August 7, 2000, the Company closed an initial public offering of 4,000,000 shares of its Common Stock (the "Offering"). The shares of Common Stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-32588) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on August 1, 2000. Morgan Stanley & Co. Incorporated, FleetBoston Robertson Stephens Inc. and Friedman, Billings, Ramsey & Co., Inc., the managing underwriters of the Offering, also exercised their over-allotment option to purchase an additional 600,000 shares of Common Stock from the Company, which closed on August 9, 2000.

  The Offering commenced on August 1, 2000 and terminated on August 1, 2000 after the sale of all securities registered under the Registration Statement. In the Offering, for the account of the Company, (i) an aggregate of 4,600,000 shares of Common Stock were registered pursuant to the Registration Statement,
(ii) the aggregate offering price of the amount registered was $59,800,000,
(iii) the amount sold pursuant to the Offering was an aggregate of 4,600,000 shares of Common Stock and (iv) the aggregate offering price of the amount sold was $59,800,000, at $13.00 per share.

  In connection with the Offering, the Company paid an aggregate of $4.2 million in underwriting discounts and commissions and incurred approximately $1.5 million of other expenses. These expenses included $164,000 of registration, filing and application fees, $200,000 of printing fees, $400,000 of legal fees, $400,000 of accounting fees and $336,000 of miscellaneous expenses. None of these amounts were paid directly or indirectly to any director, officer, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company. After deducting the underwriting discounts and commissions and the estimated Offering expenses, the net proceeds to the Company from the Offering were approximately $54.1 million.

  The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. The Company expects to use approximately $2.5 million of the net proceeds in the third and fourth quarters of fiscal 2001 for capital expenditures and leasehold improvements related to its new headquarters facility in Bethesda, Maryland and approximately $1.0 million for other capital expenditures, including furniture and equipment, throughout the remainder of fiscal 2001. The Company has not allocated any of the remaining net proceeds to any identifiable uses. The Company may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to its business. Pending their use, the Company plans to invest the net proceeds in investment grade, interest-bearing securities.

ITEM 3. Defaults Upon Senior Securities

 None

ITEM 4. Submission of Matters to a Vote of Security Holders

  Pursuant to an Action by Written Consent of Stockholders in Lieu of the 2000 Annual Meeting, dated June 30, 2000, the following matters were approved by the holders of 8,927,505 shares of the Company's Common Stock (out of 11,134,847 shares outstanding) and all of the Company's outstanding shares of Series A Redeemable Convertible Preferred Stock:

(a) A proposal to amend and restate the Company's Certificate of Incorporation in the form of the Company's Second Amended and Restated Certificate of Incorporation;

(b) A proposal to further amend and restate the Company's Certificate of Incorporation in the form of the Company's Third Amended and Restated Certificate of Incorporation, subject to the completion of the Company's initial public offering;

(c) A proposal to amend and restate the Company's Bylaws in the form of the Company's Amended and Restated By-laws, subject to the completion of the Company's initial public offering;

(d) A proposal to elect Bruce R. Evans as a Class I Director, Alain J. Cohen and Steven G. Finn as Class II Directors and Marc A. Cohen and William F. Stasior as Class III Directors, with terms expiring on the Annual Meeting of Stockholders occurring in 2001, 2002 and 2003, respectively;

(e) A proposal to adopt and approve the Company's 2000 Stock Incentive Plan, 2000 Employee Stock Purchase Plan, 2000 Director Stock Option Plan and Amended and Restated 1993 Incentive Stock Option Plan; and

(f) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's Independent Auditors.


ITEM 5. Other Information

 None

ITEM 6. Exhibits and Reports on Form 8-K

 A.  Exhibits

 3.1 Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 4.1 Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Company defining the rights of holders of common stock of the Company

 10.1 Registration Rights Agreement, dated as of September 30, 1997, by and among the Company, Summit Ventures IV, L.P., Summit Investors III, L.P., Marc A. Cohen and Alain J. Cohen (incorporated herein by reference to
      Exhibit 10.3 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.2 Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Company and Marc A. Cohen (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.3 Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Company and Alain J. Cohen (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.4 Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Company and Steven G. Finn (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.5 Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Company and William F. Stasior (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.6 Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Company and George M. Cathey (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.7 Stock Purchase and Option Agreement, dated as of December 4, 1995, between the Company and George M. Cathey, as amended on January 20, 2000 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.8 Amended and Restated 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.9  2000 Stock Incentive Plan (incorporated herein by reference to Exhibit
       10.11 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.10 2000 Employee Stock Purchase Plan (incorporated herein by reference to
       Exhibit 10.12 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.11 2000 Director Stock Option Plan (incorporated herein by reference to
       Exhibit 10.13 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.12 Employment Agreement, dated as of December 4, 1995, between the Company and George M. Cathey (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.13 Non-competition Agreement, dated as of September 30, 1997, between the Company and Marc A. Cohen (incorporated herein by reference to Exhibit
       10.15 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.14 Non-competition Agreement, dated as of September 30, 1997, between the Company and Alain J. Cohen (incorporated herein by reference to Exhibit
       10.16 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.15 Loan Agreement, dated as of January 20, 2000, between the Company and George M. Cathey (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.16 Secured Promissory Note, dated as of January 20, 2000, issued by George
       M. Cathey to the Company (incorporated herein by reference to Exhibit
       10.18 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.17 Change-in-Control Agreement between the Company and Joseph F. Greeves (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.18 Change-in-Control Agreement between the Company and Pradeep K. Singh (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.19 Agreement of Lease, dated as of June 18, 1993, between the Company and International Telecommunication Satellite Organization, as amended on October 26, 1994, as amended on April 28, 1995, as amended on September 8, 1995, as amended on April 28, 1999, as amended on September 7, 1999 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.20 Sublease Agreement, dated as of November 1, 1997, between the Company and WJLA-TV (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.21 Change-in-Control Agreement between the Company and George M. Cathey (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.22 Office Lease Agreement, dated May 2000, between the Company and Street Retail, Inc. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 10.23 Loan Agreement, dated June 10, 2000, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 21    Subsidiaries of the Company (incorporated herein by reference to Exhibit
       21.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-32588)

 27    Financial Data Schedule

 B. Reports on Form 8-K

        None

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OPNET TECHNOLOGIES, INC.
                                         (Registrant)

                                         By:    /s/ Joseph F. Greeves
                                                ---------------------
                                         Name:  Joseph F. Greeves
                                         Title: Senior Vice President of
                                                Finance and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

Date: September 7, 2000