Form 10-Q
period 2000-09-30
OPNET TECHNOLOGIES INC
filed 2000-11-14
CIK 1108924

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

               For the quarterly period ended September 30, 2000

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
(State or other jurisdiction of            (Primary Standard Industrial              (I.R.S. Employer
 incorporation ororganization)             Classification Code Number)              Identification No.)


                         3400 International Drive, N.W.
                             Washington, DC  20008
                    (Address of principal executive office)

                                 (202) 364-4700
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [  ]

  At November 9, 2000, there were outstanding 18,069,077 shares of common stock of the registrant.

================================================================================

                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                                 Page
                                                                                                                      ----
Item 1.         Financial Statements of OPNET Technologies, Inc. (unaudited)                                             3

                Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000                                  3

                Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2000 and 1999     4

                Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2000 and 1999               5

                Notes to Consolidated Financial Statements                                                               6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                   10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                              20

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                       21

Item 2.         Changes in Securities and Use of Proceeds                                                               21

Item 3.         Defaults Upon Senior Securities                                                                         22

Item 4.         Submission of Matters to a Vote of Security Holders                                                     22

Item 5.         Other Information                                                                                       22

Item 6.         Exhibits and Reports on Form 8-K                                                                        22

                Signatures                                                                                              23


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                            OPNET Technologies, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                    September 30,         March 31,
                                                                        2000                 2000
                                                                   --------------        -----------
                                   ASSETS                           (unaudited)           (audited)
Current assets:
   Cash and cash equivalents                                        $    66,101          $    8,765
   Accounts receivable, net of $100 in allowance for doubtful
     accounts at September 30 and March 31, 2000                          3,424               3,119
   Refundable income taxes                                                   29                 476
   Deferred offering costs                                                    -                 400
   Deferred income taxes                                                    218                 101
   Prepaid expenses and other current assets                                920                 376
                                                                   --------------        -----------
          Total current assets                                           70,692              13,237

Deferred income taxes                                                        74                  99
Property and equipment, net                                               2,895               2,272
Intangible assets, net                                                      208                 458
Other assets:
   Deposits                                                                 258                  62
   Loan to officer                                                          231                 231
   Purchased software, net                                                  458                 354
                                                                   --------------        -----------
          Total assets                                             $     74,816          $   16,713
                                                                   ==============        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $       203          $      170
   Accrued liabilities                                                    3,607               2,479
   Deferred revenue                                                       4,811               3,476
                                                                   --------------        -----------
          Total current liabilities                                       8,621               6,125
                                                                   --------------        -----------
Non-current liabilities:
   Deferred rent                                                             32                  30
   Deferred revenue                                                         203                 142
                                                                   --------------        -----------
          Total non-current liabilities                                     235                 172
                                                                   --------------        -----------
Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001
   - 160 shares authorized, 145 issued and outstanding at
   March 31, 2000, liquidation preference - $48.40 per share                  -               6,948
                                                                   --------------        -----------
Stockholders' equity:
     Preferred stock-par value $0.001; 5,000 shares authorized;
       160 designated as Series A (above), 145 issued and
       outstanding at March 31, 2000                                         -                   -
     Common stock-par value $0.001; 100,000 authorized; 24,148
       and 17,079 shares issued at September 30 and March 31,
       2000, respectively; 18,020 and 10,951 shares outstanding
       at September 30 and March 31, 2000, respectively                      24                  17
     Additional paid-in capital                                          62,101                 623
     Deferred compensation                                                 (239)               (287)
     Retained earnings                                                    8,084               7,125
     Treasury stock-6,128 shares at September 30 and March 31, 2000      (4,010)             (4,010)
                                                                   --------------        -----------
          Total stockholders' equity                                     65,960               3,468
                                                                   --------------        -----------
          Total liabilities and  stockholders' equity               $    74,816          $   16,713
                                                                   ==============        ===========



                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                               September 30,                    September 30,
                                                        ---------------------------     ----------------------------
                                                            2000             1999            2000            1999
                                                        -----------       ---------      -----------      ----------
                                                                  (in thousands, except per share data)
Revenues:
  Software licenses                                     $   4,314         $  2,447       $    7,967       $  4,585
  Services                                                  3,456            1,969            6,237          3,761
                                                        -----------       ---------      -----------      ----------
        Total revenues                                      7,770            4,416           14,204          8,346
                                                        -----------       ---------      -----------      ----------
Cost of revenues:
  Software licenses                                           124              201              301            270
  Services                                                  1,127              742            2,114          1,287
                                                        -----------       ---------      -----------      ----------
        Total cost of revenues                              1,251              943            2,415          1,557
                                                        -----------       ---------      -----------      ----------

Gross profit                                                6,519            3,473           11,789          6,789
                                                        -----------       ---------      -----------      ----------
Operating expenses:
  Research and development                                  1,946            1,315            3,628          2,550
  Sales and marketing                                       3,282            1,655            5,997          3,160
  General and administrative                                  792              512            1,452            979
                                                        -----------       ---------      -----------      ----------
        Total operating expenses                            6,020            3,482           11,077          6,689
                                                        -----------       ---------      -----------      ----------

Income (loss) from operations                                 499               (9)             712            100

Interest and other income                                     677               93              813            168
                                                        -----------       ---------      -----------      ----------
Income before provision for income taxes                    1,176               84            1,525            268

Provision for income taxes                                    435               23              560             75
                                                        -----------       ---------      -----------      ----------
Net income                                                    741               61              965            193

Accretion of transaction costs on redeemable
  convertible preferred stock                                  (2)              (4)              (6)            (7)
                                                        -----------       ---------      -----------      ----------
Net income applicable to common shares                  $     739         $     57       $      959       $    186
                                                        ===========       =========      ===========      ==========
Basic net income applicable per common share            $    0.05         $   0.01       $     0.07       $   0.02
                                                        ===========       =========      ===========      ==========
Diluted net income per common share                     $    0.04         $   0.00       $     0.06       $   0.01
                                                        ===========       =========      ===========      ==========
Weighted average common shares outstanding (basic)         15,399           10,688           13,270         10,685
                                                        ===========       =========      ===========      ==========
Weighted average common shares outstanding (diluted)       18,042           14,000           16,333         13,917
                                                        ===========       =========      ===========      ==========


                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                Six Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                               2000            1999
                                                           -----------     ------------
                                                                   (in thousands)
Cash flows from operating activities:
  Net income                                               $     965       $     193
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Expense related to employee stock options                 48               -
        Depreciation and amortization                            694             513
        Deferred income taxes                                    (40)            (33)
        Changes in assets and liabilities:
            Accounts receivable                                 (305)            (69)
            Prepaid expenses and other current assets           (544)           (223)
            Refundable income taxes                              593            (130)
            Deposits                                            (196)            (12)
            Accounts payable                                      33            (188)
            Accrued liabilities                                  685             700
            Deferred revenue                                   1,396           1,273
                                                           -----------     ------------
                Net cash provided by operating activities      3,329           2,024
                                                           -----------     ------------
Cash flows from investing activities:
  Purchase of software                                          (104)           (118)
  Purchase of property and equipment                          (1,067)           (559)
                                                           -----------     ------------
                Net cash used in investing activities         (1,171)           (677)
                                                           -----------     ------------
Cash flows from financing activities:
  Proceeds from sale of common stock                          59,800               -
  Costs incurred for initial public offering                  (4,840)              -
  Proceeds from exercise of common stock options                 218               2
                                                           -----------     ------------
                Net cash provided by financing activities     55,178               2
                                                           -----------     ------------
Net increase in cash and cash equivalents                     57,336           1,349

Cash and cash equivalents, beginning of period                 8,765           6,414
                                                           -----------     ------------
Cash and cash equivalents, end of period                   $  66,101       $   7,763
                                                           ===========     ============

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

  The accompanying consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly owned subsidiary, MIL 3 International Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on August 1, 2000. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for the three and six months ended September 30, 2000 may not be indicative of the operating results for the full fiscal year or any other future period.

2.  Initial Public Offering

  On August 1, 2000, the Company's registration statement for its initial public offering of 4,000,000 shares of Common Stock became effective. The offering closed on August 7, 2000, yielding proceeds of approximately $46,860,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The underwriters of the offering also exercised their over-allotment option to purchase an additional 600,000 shares, which closed on August 9, 2000, raising an additional $7,254,000 in net proceeds to the Company. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock was converted into 2,171,769 shares of Common Stock as discussed in Note 5.

3.  Facilities Lease

  On June 2, 2000, the Company executed a new office lease agreement and plans to relocate its corporate and principal operational offices to Bethesda, Maryland. The Company is scheduled to take possession of the premises, consisting of approximately 60,000 square feet of office space, in February 2001. The lease is for ten years with two five-year renewal options. The first year's rent will be approximately $2,267,000 and is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $3,400,000 (in the form of a bank letter of credit, as discussed below), which is subject to annual reductions based upon meeting certain minimum financial requirements.

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

  Effective upon closing of the initial public offering as discussed in Note 2, the Board of Directors approved a resolution to increase the authorized capital stock of the Company to 105,160,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share and 160,000 shares of Series A redeemable convertible preferred stock, par value of $0.001.

  On August 7, 2000, the Company filed its Third Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware to adjust the authorized capital stock of the Company to 105,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share.

  During the three and six months ended September 30, 2000, employee exercises of stock options resulted in proceeds to the Company of approximately $132,000 and $218,000 and the issuance of 112,961 and 296,627 shares of Common Stock, respectively.

    Preferred Stock

  On September 30, 1997, the Company entered into a Series A Redeemable Convertible Preferred Stock Purchase Agreement (the "Agreement") with two investors, pursuant to which the Company authorized 160,000 shares of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") and issued and sold 144,640 of those shares for approximately $7,001,000. The difference between the carrying amount of the Series A Preferred Stock of $6,948,000 at March 31, 2000, and the redemption amount of $7,001,000 based upon the liquidation amount, represents the cost of issuance, which was accreted pro rata over the period beginning on the September 1997 issuance date, and ending upon the automatic conversion of all such shares of Series A Preferred Stock upon the closing of the Company's initial public offering as discussed in Note 2.

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

                                                              Three Months Ended               Six Months Ended
                                                                 September 30,                   September 30,
                                                           -------------------------      ------------------------
                                                               2000          1999            2000          1999
                                                           ------------   ----------      -----------   ----------
                                                                    (in thousands, except per share data)
Income (Numerator):
     Net income applicable to common shares (basic)        $     739      $     57        $     959     $     186
     Plus:
     Accretion of transaction costs on redeemable
       convertible preferred stock                                 2             4                6             7
                                                           ----------     ---------       ----------    ----------
     Net income (diluted)                                  $     741      $     61        $     965     $     193
                                                           ==========     =========       ==========    ==========
Shares (Denominator):
     Weighted average shares outstanding (basic)              15,399        10,688           13,270        10,685
     Effect of other dilutive securities:
        Options                                                1,746         1,140            1,532         1,060
        Redeemable convertible preferred stock                   897         2,172            1,531         2,172
                                                           ----------     ---------       ----------    ----------
     Weighted average shares outstanding (diluted)            18,042        14,000           16,333        13,917
                                                           ==========     =========       ==========    ==========

Net income per common share:
     Basic net income applicable per common share          $    0.05      $   0.01        $    0.07     $    0.02
     Diluted net income per common share                        0.04          0.00             0.06          0.01

7.  Business Segment and Geographic Area Information

  The Company operates in one industry segment, the development and sale of computer software programs and related services. There were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Substantially all assets are held in the United States for the quarter ended September 30, 2000 and fiscal year ended March 31, 2000.

8.  Supplemental Cash Flow Information

                                                                        Six Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      2000            1999
                                                                   ----------      ----------
Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes                      $      9        $    487

Supplemental disclosure of non cash activities:
    Accrued offering costs                                          $    799        $      -
    Accretion on preferred stock                                    $      6        $      7
    Conversion of preferred stock                                   $  6,954        $      -
    Tax effect of stock option plans                                $    198        $      -

9.  New Accounting Pronouncements

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

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101-Revenue Recognition in Financial Statements. This SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not expect the application of this SAB to have a material impact on its financial statements.

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

10.  Subsequent Events

  In October 2000, the Company opened its first European corporate office, OPNET Technologies Societe Par Actions Simplifiee, in Paris, France. The financial statements of the wholly owned subsidiary will be consolidated with OPNET Technologies, Inc. and all significant intercompany accounts and transactions will be eliminated in consolidation.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended September 30, 2000, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Registration Statement on Form S-1, filed with SEC on March 15, 2000 (No. 333-32588).

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

 Overview

  We provide predictive network management software products and related services. Our product suite consists of three primary software products: OPNET IT DecisionGuru, OPNET Modeler, and OPNET Netbiz. We sell our OPNET suite of products to service providers, including telecommunications carriers, ISPs, and ASPs, large and medium-sized organizations, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products primarily through third-party distributors. In October 2000, we opened our first European corporate office, OPNET Technologies Societe Par Actions Simplifiee, in Paris, France, as part of our effort to expand our global sales and marketing capabilities.

  We sold our first products in 1987. Our operations have been financed principally through cash provided by operations and a venture financing in October 1997. In August 1998, we introduced our OPNET IT DecisionGuru and OPNET Netbiz products and launched a new marketing and sales strategy to focus on these products.

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

 Results of Operations

  The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                  Three Months Ended           Six Months Ended
                                                     September 30,               September 30,
                                               -------------------------    ------------------------
                                                  2000           1999          2000         1999
                                               ----------     ----------    ----------    ----------
Revenues:
  Software licenses                                55.5%         55.4%         56.1%         54.9%
  Services                                         44.5          44.6          43.9          45.1
                                               ----------     ----------    ----------    ----------
        Total revenues                            100.0         100.0         100.0         100.0
                                               ----------     ----------    ----------    ----------
Cost of revenues:
  Software licenses                                 1.6           4.6           2.1           3.2
  Services                                         14.5          16.8          14.9          15.4
                                               ----------     ----------    ----------    ----------
        Total cost of revenues                     16.1          21.4          17.0          18.6
                                               ----------     ----------    ----------    ----------
Gross profit                                       83.9          78.6          83.0          81.4
                                               ----------     ----------    ----------    ----------
Operating expenses:
  Research and development                         25.0          29.8          25.5          30.6
  Sales and marketing                              42.3          37.4          42.3          37.9
  General and administrative                       10.2          11.6          10.2          11.7
                                               ----------     ----------    ----------    ----------
        Total operating expenses                   77.5          78.8          78.0          80.2
                                               ----------     ----------    ----------    ----------
Income from operations                              6.4          (0.2)          5.0           1.2
Interest and other income                           8.7           2.1           5.7           2.0
                                               ----------     ----------    ----------    ----------

Income before provision for income taxes           15.1           1.9          10.7           3.2
Provision for income taxes                          5.6           0.5           3.9           0.9
                                               ----------     ----------    ----------    ----------

Net income                                          9.5%          1.4%          6.8%          2.3%
                                               ==========     ==========    ==========    ===========

  The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                  Three Months Ended           Six Months Ended
                                                     September 30,               September 30,
                                               -------------------------    ------------------------
                                                  2000           1999          2000         1999
                                               ----------     ----------    ----------    ----------
   Cost of software license revenues              2.9%           8.2%           3.8%          5.9%
   Cost of service revenues                      32.6           37.7           33.9          34.2


Comparison of Three Months Ended September 30, 2000 and 1999

  Revenues

  Total revenues increased 76.0% from $4.4 million for the three months ended September 30, 1999 to $7.8 million for the three months ended September 30, 2000. Software license revenues were 55.4% and 55.5% of total revenues for the three months ended September 30, 1999 and 2000, respectively. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 76.3% from $2.4 million for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our products and related models and modules, as well as increased market acceptance of our OPNET IT DecisionGuru and OPNET Netbiz products.

  Service Revenues. Service revenues increased 75.5% from $2.0 million for the three months ended September 30, 1999 to $3.5 million for the three months ended September 30, 2000. This increase was primarily due to an increase in maintenance and technical support contracts related to new license sales and increased renewals of contracts by our existing customer base, and increased demand for consulting services.

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

  Cost of Software License Revenues. Cost of software license revenues decreased 38.3% from $201,000 for the three months ended September 30, 1999 to $124,000 for the three months ended September 30, 2000. Gross margin on software license revenues increased from 91.8% for the three months ended September 30, 1999 to 97.1% for the three months ended September 30, 2000. The increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under the March 1999 agreement with Cadence that requires us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ends on March 31, 2001 and may depress these margins through that date.

  Cost of Service Revenues. Cost of service revenues increased 51.9% from $742,000 for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. Gross margin on service revenues increased from 62.3% for the three months ended September 30, 1999 to 67.4% for the three months ended September 30, 2000. This increase in margin was primarily due to a higher level of profitability in consulting services, as well as increased volume of maintenance services, which provides higher gross margins than consulting services.

  Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. Research and development expenses increased 48.0% from $1.3 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. The increase was primarily related to increased research and development staffing levels for the development of new products. As a percentage of total revenues, research and development expenses decreased from 29.8% for the three months ended September 30, 1999 to 25.0% for the three months ended September 30, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in research and development staffing levels relative to a higher level of revenues in the three months ended September 30, 2000. We believe that a significant level of research and development investment will be required to maintain our competitive advantage, and expect that the dollar amount of these expenditures will continue to grow in future periods.

  Sales and Marketing. Sales and marketing expenses increased 98.3% from $1.7 million for the three months ended September 30, 1999 to $3.3 million for the three months ended September 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses increased from 37.4% for the three months ended September 30, 1999 to 42.3% for the three months ended September 30, 2000. The increase as a percentage of total revenues was due primarily to our additional investment of resources associated with developing a market for our OPNET IT DecisionGuru and OPNET Netbiz products. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect our sales and marketing expenses to increase in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 54.7% from $512,000 for the three months ended September 30, 1999 to $792,000 for the three months ended September 30, 2000. The increase in spending was primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure, as well as the increased costs of running a public company. As a percentage of total revenues, general and administrative expenses decreased from 11.6% for the three months ended September 30, 1999 to 10.2% for the three months ended September 30, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

  Interest and Other Income

  Interest and other income increased from $93,000 for the three months ended September 30, 1999 to $677,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in interest income from $93,000 for the three months ended September 30, 1999 to $686,000 for the three months ended September 30, 2000. The growth in interest income over the comparable period in the prior year is a result of additional interest earned on the proceeds from the initial public offering and the additional cash produced by our operations offset by fees associated with our $3.4 million letter of credit outstanding at September 30, 2000.

  Provision for Income Taxes

  The provision for income taxes increased from $23,000 for the three months ended September 30, 1999 to $435,000 for the three months ended September 30, 2000. The increase in the provision for the three months ended September 30, 2000 resulted from a growth in earnings offset by research and development tax credits that should be available to us in fiscal year 2001.

Comparison of Six Months Ended September 30, 2000 and 1999

  Revenues

  Total revenues increased 70.2% from $8.3 million for the six months ended September 30, 1999 to $14.2 million for the six months ended September 30, 2000. Software license revenues were 54.9% and 56.1% of total revenues for the six months ended September 30, 1999 and September 30, 2000, respectively. As mentioned above under the comparison of quarterly results, we believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 73.8% from $4.6 million for the six months ended September 30, 1999 to $8.0 million for the six months ended September 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our products and related models and modules, as well as increased market acceptance of our OPNET IT DecisionGuru and OPNET Netbiz products.

  Service Revenues. Service revenues increased 65.8% from $3.8 million for the six months ended September 30, 1999 to $6.2 million for the six months ended September 30, 2000. This increase was primarily due to an increase in maintenance and technical support contracts related to new license sales and increased renewals of contracts by our existing customer base, and increased demand for consulting and training services.

  Cost of Revenues

  Cost of Software License Revenues. Cost of software license revenues increased 11.5% from $270,000 for the six months ended September 30, 1999 to $301,000 for the six months ended September 30, 2000. Gross margin on software license revenues increased from 94.1% for the six months ended September 30, 1999 to 96.2% for the six months ended September 30, 2000. The increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under the March 1999 agreement with Cadence that requires us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product.

  Cost of Service Revenues. Cost of service revenues increased 64.3% from $1.3 million for the six months ended September 30, 1999 to $2.1 million for the six months ended September 30, 2000. Gross margin on service revenues increased from 65.8% for the six months ended September 30, 1999 to 66.1% for the six months ended September 30, 2000. This increase in margin was primarily due to the increased volume of maintenance services, which provides higher gross margins than consulting services, as well as a higher level of profitability in consulting services.

  Operating Expenses

  Research and Development. Research and development expenses increased 42.3% from $2.6 million for the six months ended September 30, 1999 to $3.6 million for the six months ended September 30, 2000. The increase was primarily related to increased research and development staffing levels for the development of new products. As a percentage of total revenues, research and development expenses decreased from 30.6% for the six months ended September 30, 1999 to 25.5% for the six months ended September 30, 2000.

  Sales and Marketing. Sales and marketing expenses increased 89.8% from $3.2 million for the six months ended September 30, 1999 to $6.0 million for the six months ended September 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses increased from 37.9% for the six months ended September 30, 1999 to 42.3% for the six months ended September 30, 2000.

  General and Administrative. General and administrative expenses increased 48.3% from $979,000 for the six months ended September 30, 1999 to $1.5 million for the six months ended September 30, 2000. The increase in spending was primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure, as well as increased costs of running a public company. As a percentage of total revenues, general and administrative expenses decreased from 11.7% for the six months ended September 30, 1999 to 10.2% for the six months ended September 30, 2000.

  Interest and Other Income

  Interest and other income increased from $168,000 for the six months ended September 30, 1999 to $813,000 for the six months ended September 30, 2000. The increase was primarily due to an increase in interest income from $166,000 for the six months ended September 30, 1999 to $824,000 for the six months ended September 30, 2000. The growth in interest income over the comparable period in the prior year is a result of additional interest earned on the proceeds from the initial public offering and the additional cash produced by our operations offset by fees associated with our $3.4 million letter of credit outstanding at September 30, 2000.

  Provision for Income Taxes

  The provision for income taxes increased from $75,000 for the six months ended September 30, 1999 to $560,000 for the six months ended September 30, 2000. The increase in the provision for the six months ended September 30, 2000 resulted from a growth in earnings offset by research and development tax credits that should be available to us in fiscal year 2001.

  Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through cash provided by operating activities. In October 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. As of September 30, 2000 we had cash, cash equivalents, and short-term marketable securities totaling $66.1 million.

  Cash provided by operating activities was $2.0 million and $3.3 million for the six months ended September 30, 1999 and 2000, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and increases in deferred revenue. Cash used in investing activities was $677,000 and $1.2 million for the six months ended September 30, 1999 and 2000, respectively. The funds were used primarily to purchase property, equipment, and software. Cash provided by financing activities was $55.2 million for the six months ended September 30, 2000. This reflected cash received from the initial public offering net of cash paid for costs incurred as discussed in Note 2.

  We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2001. Borrowings under this line of credit bear interest an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland.

  We expect to experience growth in our working capital needs for the foreseeable future as we execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. We recently entered into a new headquarters lease agreement which will increase our facilities costs beginning in February 2001. In addition, we may utilize cash resources to further extend the facility, fund acquisitions or investments in complementary businesses, technologies, or products.

  We believe that our current cash and cash equivalents and cash generated from operations, along with available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. If we require further capital resources in excess of the resources currently available to us to grow our business, execute our operating plan, or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders. If additional funding is required, we cannot be certain that it will be available on acceptable terms, or at all.

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

ITEM 2. Changes in Securities and Use of Proceeds

  Since July 1, 2000, the Company issued an aggregate of 106,961 shares of Common Stock upon the exercise of outstanding options under the Company's Amended and Restated 1993 Incentive Stock Option Plan (the "1993 Plan") and 6,000 shares of Common Stock upon the exercise of outstanding options that were not granted under the 1993 Plan. The Company relied on an exemption provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of the shares of Common Stock issued upon exercise of the indicated options. The purchasers in each of the above-mentioned transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access, through employment or other relationships, to information about the Company to make an informed investment decision. No underwriters were involved in the foregoing sales of securities.

  On August 1, 2000, the Company issued options to purchase 189,650 shares of Common Stock at the initial public offering price of $13.00 per share to employees pursuant to the Company's 2000 Stock Incentive Plan. On August 7, 2000, the Company issued options to purchase 30,000 shares of Common Stock at the initial public offering price of $13.00 per share to directors pursuant to the Company's 2000 Director Stock Option Plan. The Company relied on an exemption provided by Rule 701 under the Securities Act for the issuance of these options.

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

  The Offering commenced on August 1, 2000 and terminated on August 1, 2000 after the sale of all securities registered under the Registration Statement. In the Offering, for the account of the Company, (i) an aggregate of 4,600,000 shares of Common Stock were registered pursuant to the Registration Statement,
(ii) the aggregate offering price of the amount registered was $59.8 million,
(iii) the amount sold pursuant to the Offering was an aggregate of 4,600,000 shares of Common Stock and (iv) the aggregate offering price of the amount sold was $59.8 million, at $13.00 per share.

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

  The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. The Company expects to use approximately $4.0 million of the net proceeds in the third and fourth quarters of fiscal 2001 for capital expenditures and leasehold improvements related to its new headquarters facility in Bethesda, Maryland and approximately $1.0 million for other capital expenditures, including furniture and equipment, throughout the remainder of fiscal 2001. The Company has not allocated any of the remaining net proceeds to any identifiable uses. The Company may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to its business. Pending their use, the Company plans to invest the net proceeds in investment grade, interest-bearing securities.

ITEM 3. Defaults Upon Senior Securities

 None

ITEM 4. Submission of Matters to a Vote of Security Holders

 None

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



                                  OPNET TECHNOLOGIES, INC.
                                  (Registrant)

                                   By: /s/ Joseph F. Greeves
                                       ---------------------------------
                                       Name:   Joseph F. Greeves
                                       Title:  Senior Vice President of
                                               Finance and Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)


Date: November 14, 2000