Form 10-Q
period 2000-12-31
OPNET TECHNOLOGIES INC
filed 2001-02-13
CIK 1108924

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      (Commission file number: 000-30931)

                           OPNET TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                               7373                      52-1483235
   (State or other jurisdiction          (Primary Standard Industrial      (I.R.S. Employer
    of incorporation or organization)    Classification Code Number)       Identification No.)

                        3400 International Drive, N.W.
                             Washington, DC 20008
                    (Address of principal executive office)

                                (202) 364-4700
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At February 9, 2001, there were outstanding 18,117,490 shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                                                        3

          Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000                                   3

          Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2000 and
          1999                                                                                                     4

          Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999               5

          Notes to Consolidated Financial Statements                                                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                       21

Item 2.   Changes in Securities and Use of Proceeds                                                               21

Item 3.   Defaults Upon Senior Securities                                                                         21

Item 4.   Submission of Matters to a Vote of Security Holders                                                     21

Item 5.   Other Information                                                                                       21

Item 6.   Exhibits and Reports on Form 8-K                                                                        21

          Signatures                                                                                              22

                         PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           OPNET Technologies, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                                  December 31,            March 31,
                                                                                     2000                  2000
                                                                                 -------------         --------------
                                         ASSETS                                   (unaudited)             (Note 1)
Current assets:
    Cash and cash equivalents                                                    $      67,414          $       8,765
    Accounts receivable, net of $98 and $100 in allowance for doubtful
      accounts at December 31 and March 31, 2000, respectively                           4,199                  3,119
    Refundable income taxes                                                                  -                    476
    Deferred offering costs                                                                  -                    400
    Deferred income taxes                                                                  266                    101
    Prepaid expenses and other current assets                                            1,037                    376
                                                                                 -------------         --------------
           Total current assets                                                         72,916                 13,237

Deferred income taxes                                                                       58                     99
Property and equipment, net                                                              2,754                  2,272
Construction in progress                                                                 1,671                      -
Intangible assets, net                                                                      83                    458
Other assets:
    Deposits                                                                               266                     62
    Loan to officer                                                                        231                    231
    Purchased software, net                                                                474                    354
                                                                                 -------------         --------------
           Total assets                                                          $      78,453          $      16,713
                                                                                 =============          =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $         557          $         170
    Accrued liabilities                                                                  3,318                  2,479
    Accrued income taxes                                                                   117                      -
    Deferred revenue                                                                     7,020                  3,476
                                                                                 -------------         --------------
           Total current liabilities                                                    11,012                  6,125
                                                                                 -------------         --------------
Non-current liabilities:
    Deferred rent                                                                           31                     30
    Deferred revenue                                                                       187                    142
                                                                                 -------------         --------------
           Total non-current liabilities                                                   218                    172
                                                                                 -------------         --------------
Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001 - 160 shares authorized, 145 issued and outstanding at March 31, 2000, liquidation preference
    $48.40 per share                                                                         -                  6,948
                                                                                 -------------         --------------
Stockholders' equity:
    Preferred stock-par value $0.001; 5,000 shares authorized; 160
      designated as Series A (above), 145 issued and outstanding at March 31, 2000           -                      -
    Common stock-par value $0.001; 100,000 authorized; 24,203 and 17,079 shares issued at December 31 and March 31, 2000, respectively; 18,069 and
      10,951 shares outstanding at December 31 and March 31, 2000, respectively             24                     17
    Additional paid-in capital                                                          62,281                    623
    Deferred compensation                                                                 (215)                  (287)
    Retained earnings                                                                    9,228                  7,125
    Accumulated other comprehensive income                                                   5                      -
    Treasury stock-6,134 and 6,128 shares at December 31 and March 31, 2000,
     respectively                                                                       (4,100)                (4,010)
                                                                                 -------------         --------------
           Total stockholders' equity                                                   67,223                  3,468
                                                                                 -------------         --------------
           Total liabilities and stockholders' equity                           $       78,453          $      16,713
                                                                                 =============          =============

Note 1 - The March 31, 2000 Condensed Consolidated Balance Sheet has been derived from the audited financial statements as of that date.

                See notes to consolidated financial statements.

                           OPNET Technologies, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     December 31,                     December 31,
                                                                     ------------                     ------------
                                                                2000             1999             2000            1999
                                                                ----             ----             ----            ----
                                                                         (in thousands, except per share data)
Revenues:
          Software licenses                                   $    5,106        $   2,797        $  13,073       $   7,382
          Services                                                 3,629            2,308            9,866           6,069
                                                              ----------        ---------        ---------       ---------
               Total revenues                                      8,735            5,105           22,939          13,451
                                                              ----------        ---------        ---------       ---------
Cost of revenues:
          Software licenses                                           56              204              357             474
          Services                                                 1,215              762            3,329           2,049
                                                              ----------        ---------        ---------       ---------
               Total cost of revenues                              1,271              966            3,686           2,523
                                                              ----------        ---------        ---------       ---------

Gross profit                                                       7,464            4,139           19,253          10,928
                                                              ----------        ---------        ---------       ---------
Operating expenses:
          Research and development                                 2,175            1,542            5,803           4,092
          Sales and marketing                                      3,648            1,982            9,645           5,142
          General and administrative                                 883              523            2,335           1,502
                                                              ----------        ---------        ---------       ---------
               Total operating expenses                            6,706            4,047           17,783          10,736
                                                              ----------        ---------        ---------       ---------

Income from operations                                               758               92            1,470             192
Interest and other income                                          1,064              105            1,877             273
                                                              ----------        ---------        ---------       ---------
Income before provision for income taxes                           1,822              197            3,347             465
Provision for income taxes                                           678               53            1,238             128
                                                              ----------        ---------        ---------       ---------
Net income                                                         1,144              144            2,109             337
Accretion of transaction costs on redeemable convertible
  preferred stock                                                      -               (4)              (6)            (11)
                                                              ----------        ---------        ---------       ---------
Net income applicable to common shares                         $   1,144        $     140        $   2,103       $     326
                                                              ==========        =========        =========       =========
Basic net income per common share                              $    0.06        $    0.01        $    0.14       $    0.03
                                                              ==========        =========        =========       =========
Diluted net income per common share                            $    0.06        $    0.01        $    0.12       $    0.02
                                                              ==========        =========        =========       =========
Weighted average common shares outstanding (basic)                18,062           10,706           14,873          10,692
                                                              ==========        =========        =========       =========
Weighted average common shares outstanding (diluted)              19,788           14,371           17,476          14,290
                                                              ==========        =========        =========       =========

                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                        December 31,
                                                                            ------------------------------------
                                                                                2000                    1999
                                                                            -------------           ------------
                                                                                      (in thousands)
Cash flows from operating activities:
    Net income                                                              $       2,109           $        337
    Adjustments to reconcile net income to net cash provided by operating activities:
        Expense related to employee stock options                                     166                     15
        Depreciation and amortization                                               1,064                    910
        Deferred income taxes                                                        (124)                  (183)
        Tax benefit from exercise of nonqualified stock options                       220                      -
        Changes in assets and liabilities:
           Accounts receivable                                                     (1,080)                  (331)
           Prepaid expenses and other current assets                                 (661)                  (251)
           Refundable income taxes                                                    476                    (92)
           Deposits                                                                  (204)                   (14)
           Accounts payable                                                           387                    (35)
           Accrued liabilities                                                      1,133                  1,516
           Accrued income taxes                                                       117                      -
           Deferred revenue                                                         3,589                  1,966
           Deferred rent                                                                1                    (12)
                                                                            -------------          -------------
             Net cash provided by operating activities                              7,193                  3,826
                                                                            -------------          -------------

Cash flows from investing activities:
    Purchase of securities available for sale                                           -                 (4,013)
    Purchase of intangibles                                                             -                   (500)
    Purchase of software                                                             (120)                  (181)
    Purchase of property and equipment                                             (2,842)                  (877)
                                                                            -------------          -------------
             Net cash used in investing activities                                 (2,962)                (5,571)
                                                                            -------------          -------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                             59,800                      -
    Costs incurred for initial public offering                                     (5,673)                     -
    Proceeds from exercise of common stock options                                    219                      3
    Proceeds from issuance of common stock under employee stock
     purchase plans                                                                    67                      -
                                                                            -------------          -------------
             Net cash provided by financing activities                             54,413                      3
                                                                            -------------          -------------
Effect of exchange rate changes on cash and cash equivalents                            5                      -

Net increase (decrease) in cash and cash equivalents                               58,649                 (1,742)

Cash and cash equivalents, beginning of period                                      8,765                  6,414
                                                                            -------------          -------------
Cash and cash equivalents, end of period                                    $      67,414          $       4,672
                                                                            =============          =============

                See notes to consolidated financial statements.

                           OPNET Technologies, Inc.
                  Notes to Consolidated Financial Statements
                                  (unaudited)

  1. Basis of Presentation and Nature of Operations

  OPNET Technologies, Inc. ("OPNET", the "Company", "we" or "us") provides network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. Our suite of products advances network and application management beyond reactive problem identification and reporting to proactive problem resolution and avoidance. The OPNET product suite combines predictive simulation and a comprehensive understanding of network technologies to enable network professionals to more effectively design and deploy networks, diagnose network and application performance problems, and predict the impact of proposed network modifications. OPNET is headquartered in Washington, D.C. and has sales offices worldwide.

  The accompanying consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly owned subsidiaries, OPNET Technologies Societe Par Actions Simplifiee ("OPNET Technologies SAS") and MIL 3 International Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on August 1, 2000 (SEC File No. 333-32588). In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for the three and nine months ended December 31, 2000 may not be indicative of the operating results for the full fiscal year or any other future period.

  2. Initial Public Offering

  On August 1, 2000, the Company's registration statement for its initial public offering of 4,000,000 shares of Common Stock became effective. The offering closed on August 7, 2000, yielding proceeds of approximately $46,766,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The underwriters of the offering also exercised their over-allotment option to purchase an additional 600,000 shares, which closed on August 9, 2000, raising an additional $7,254,000 in net proceeds to the Company. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock was converted into 2,171,769 shares of Common Stock as discussed in Note 5.

  3. Facilities Lease

  On June 2, 2000, the Company executed a new office lease agreement and plans to relocate its corporate and principal operational offices to Bethesda, Maryland. The Company is scheduled to take possession of the premises, consisting of approximately 60,000 square feet of office space, in February 2001. The lease is for ten years with two five-year renewal options. The first year's rent will be approximately $2,267,000 and is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $3,400,000 (in the form of a bank letter of credit, as discussed below in Note 4), which is subject to annual reductions based upon meeting certain minimum financial requirements.

  4. Credit Agreements

  On June 10, 2000, the Company entered into a $5,000,000 line of credit facility with a commercial bank which expires on June 10, 2001. The line of credit allows the Company to use the funds for corporate borrowings and issuance of letters of credit up to a maximum of $5,000,000. The Company used the facility to issue a letter of credit for approximately $3,400,000 to satisfy the security deposit requirements for its new corporate office facilities lease, as discussed above in Note 3.

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

  On July 25, 2000, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized capital stock of the Company to 105,160,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share and 160,000 shares of Series A redeemable convertible preferred stock, par value of $0.001.

  On August 7, 2000, the Company filed its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to adjust the authorized capital stock of the Company to 105,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share.

  During the three and nine months ended December 31, 2000, employee exercises of stock options resulted in proceeds to the Company of approximately $13,000 and $219,000 and the issuance of 49,900 and 340,527 shares of Common Stock, respectively. Employee purchases of Common Stock under the 2000 Employee Stock Purchase Plan resulted in proceeds to the Company of approximately $67,000 and the issuance of 5,226 shares of Common Stock for the three and nine months ended December 31, 2000.

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

  6. Net Income Per Common Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is to reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

                                                                      Three Months Ended              Nine Months Ended
                                                                         December 31,                  December 31,
                                                                     -----------------------     -------------------------
                                                                        2000           1999           2000          1999
                                                                        ----           ----           ----          ----
Income (Numerator):                                                            (in thousands, except per share data)
    Basic net income applicable to common shares                     $  1,144        $   140     $   2,103        $    326
    Plus:
    Accretion of transaction costs on redeemable convertible
    preferred stock                                                         -              4             6              11
                                                                     --------        -------     ---------        --------
    Net income                                                       $  1,144        $   144     $   2,109        $    337
                                                                     ========        =======     =========        ========
Shares (Denominator):
      Weighted average common shares outstanding (basic)               18,062         10,706        14,873          10,692
      Effect of other dilutive securities:
            Options                                                     1,726          1,493         1,584           1,426
            Redeemable convertible preferred stock                          -          2,172         1,019           2,172
                                                                     --------        -------     ---------        --------
      Weighted average common shares outstanding (diluted)             19,788         14,371        17,476          14,290
                                                                     ========        =======     =========        ========
Net income per common share:
      Basic net income per common share                              $   0.06        $  0.01     $    0.14        $   0.03
      Diluted net income per common share                                0.06           0.01          0.12            0.02

  7. Business Segment and Geographic Area Information

  The Company operates in one industry segment, the development and sale of computer software programs and related services. There were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Substantially all assets are held in the United States for the quarter ended December 31, 2000 and fiscal year ended March 31, 2000.

  8. Supplemental Cash Flow Information

                                                            Nine Months Ended
                                                               December 31,
                                                          --------------------
                                                          2000           1999
                                                          ----           ----
       Supplemental disclosure of cash flow information:
         Cash paid during the year for income taxes       $     551      $   561

       Supplemental disclosure of non cash activities:
         Accrued offering costs                           $      60      $     -
         Accretion on preferred stock                     $       6      $    11
         Purchase of treasury stock                       $      78      $     -
         Conversion of preferred stock                    $   6,954      $     -

  9.  Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires the Company to report and display certain information related to comprehensive income and its components. Comprehensive income includes net income and other comprehensive income. For the three and nine months ended December 31, 2000, comprehensive income for the Company was $1.1 million and $2.1 million, respectively, and included accumulated foreign currency translation gains of $5,000.

  10. New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, this standard will be effective for the Company for the fiscal years and quarters beginning after March 31, 2001, and requires that an entity recognize all qualifying derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has evaluated this statement and does not expect that it will have a material affect on its financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No.
101, Revenue Recognition in Financial Statements. This SAB expresses the SEC's views on applying GAAP to revenue recognition in financial statements. This SAB is effective beginning with the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not expect the application of this SAB to have a material impact on its financial statements.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended December 31, 2000, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Registration Statement on Form S-1, filed with the SEC on March 15, 2000 (No. 333-32588).

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

  We sold our first products in 1987. Our operations have been financed principally through cash provided by operations, a venture financing in October 1997 and the proceeds of our initial public offering in August 2000. In August 1998, we introduced our OPNET IT DecisionGuru and OPNET Netbiz products and launched a new marketing and sales strategy to focus on these products.

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

  Results of Operations

  The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                  Three Months Ended          Nine Months Ended
                                                      December 31,               December 31,
                                                  ----------------------      ---------------------
                                                      2000          1999         2000          1999
                                                      ----          ----         ----          ----
         Revenues:
             Software licenses                        58.5 %       54.8 %        57.0 %        54.9 %
             Services                                 41.5         45.2          43.0          45.1
                                                     -----        -----         -----         -----
                Total revenues                       100.0        100.0         100.0         100.0
                                                     -----        -----         -----         -----
         Cost of revenues:
             Software licenses                         0.7          4.0           1.6           3.5
             Services                                 13.9         14.9          14.5          15.2
                                                     -----        -----         -----         -----
                Total cost of revenues                14.6         18.9          16.1          18.7
                                                     -----        -----         -----         -----

         Gross profit                                 85.4         81.1          83.9          81.3
                                                     -----        -----         -----         -----
         Operating expenses:
             Research and development                 24.9         30.2          25.3          30.4
             Sales and marketing                      41.7         38.8          42.0          38.2
             General and administrative               10.1         10.3          10.2          11.2
                                                     -----        -----         -----         -----
                Total operating expenses              76.7         79.3          77.5          79.8
                                                     -----        -----         -----         -----

         Income from operations                        8.7          1.8           6.4           1.5
         Interest and other income                    12.2          2.1           8.2           2.0
                                                     -----        -----         -----         -----

         Income before provision for income taxes     20.9          3.9          14.6           3.5
         Provision for income taxes                    7.8          1.1           5.4           1.0
                                                     -----        -----         -----         -----

         Net income                                   13.1 %        2.8 %         9.2 %         2.5 %
                                                     =====        =====         =====         =====

    The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                        Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                        -------------------   ------------------
                                        2000         1999     2000         1999
                                        ----         ----     ----         ----
    Cost of software license revenues      1.1%          7.3%     2.7%      6.4%
    Cost of service revenues              33.5          33.0     33.7      33.8

Comparison of Three Months Ended December 31, 2000 and 1999

  Revenues

  Total revenues increased 71.1% from $5.1 million for the three months ended December 31, 1999 to $8.7 million for the three months ended December 31, 2000. Software license revenues were 54.8% and 58.5% of total revenues for the three months ended December 31, 1999 and 2000, respectively. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 82.6% from $2.8 million for the three months ended December 31, 1999 to $5.1 million for the three months ended December 31, 2000. The increase was primarily attributable to the substantial growth in overall demand for our predictive network management products and related models and modules, as well as increased market acceptance of our newer product solutions.

  Service Revenues. Service revenues increased 57.2% from $2.3 million for the three months ended December 31, 1999 to $3.6 million for the three months ended December 31, 2000. This growth in service revenues was primarily due to an increase in maintenance and technical support contracts related to new license sales, continued renewals of contracts by our existing customer base, and increased demand for consulting and training services.

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

  Cost of Software License Revenues. Cost of software license revenues decreased 72.5% from $204,000 for the three months ended December 31, 1999 to $56,000 for the three months ended December 31, 2000. Gross margin on software license revenues increased from 92.7% for the three months ended December 31, 1999 to 98.9% for the three months ended December 31, 2000. The increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under the March 1999 agreement with Cadence Design Systems that requires us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ends on March 31, 2001 and may depress these margins through that date.

  Cost of Service Revenues. Cost of service revenues increased 59.4% from $762,000 for the three months ended December 31, 1999 to $1.2 million for the three months ended December 31, 2000. Gross margin on service revenues decreased from 67.0% for the three months ended December 31, 1999 to 66.5% for the three months ended December 31, 2000. This decrease in margin is primarily due to a higher proportion of service revenues derived from consulting which has a lower gross margin than maintenance services.

  Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. Research and development expenses increased 41.1% from $1.5 million for the three months ended December 31, 1999 to $2.2 million for the three months ended December 31, 2000. The increase was primarily related to growth in research and development staffing levels and increased spending on research and development programs for the development of new products. As a percentage of total revenues, research and development expenses decreased from 30.2% for the three months ended December 31, 1999 to 24.9% for the three months ended December 31, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in costs of research and development programs relative to the higher level of revenues in the three months ended December 31, 2000. We believe that a significant level of research and development investment will be required to maintain our competitive advantage, and expect that the dollar amount of these expenditures will continue to grow in future periods.

  Sales and Marketing. Sales and marketing expenses increased 84.1% from $2.0 million for the three months ended December 31, 1999 to $3.6 million for the three months ended December 31, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses increased from 38.8% for the three months ended December 31, 1999 to 41.7% for the three months ended December 31, 2000. The increase as a percentage of total revenues was due primarily to our additional investment of resources associated with developing a market for our OPNET IT DecisionGuru and OPNET Netbiz products. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect our sales and marketing expenses to increase in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 68.8% from $523,000 for the three months ended December 31, 1999 to $883,000 for the three months ended December 31, 2000. The increase in spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure, as well as the increased costs associated with operating a public company. As a percentage of total revenues, general and administrative expenses decreased from 10.3% for the three months ended December 31, 1999 to 10.1% for the three months ended December 31, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

  Interest and Other Income

  Interest and other income increased from $105,000 for the three months ended December 31, 1999 to $1.1 million for the three months ended December 31, 2000. The increase was primarily due to interest earned on the proceeds from the initial public offering and to a lesser extent, the contribution of additional cash produced by our operations offset by fees associated with our $3.4 million letter of credit outstanding at December 31, 2000.

  Provision for Income Taxes

  The provision for income taxes increased from $53,000 for the three months ended December 31, 1999 to $678,000 for the three months ended December 31, 2000. The increase resulted from a growth in earnings offset by research and development tax credits that should be available to us in fiscal year 2001.

Comparison of Nine Months Ended December 31, 2000 and 1999

  Revenues

  Total revenues increased 70.5% from $13.5 million for the nine months ended December 31, 1999 to $22.9 million for the nine months ended December 31, 2000. Software license revenues were 54.9% and 57.0% of total revenues for the nine months ended December 31, 1999 and December 31, 2000, respectively. As mentioned above under the comparison of quarterly results, we believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 77.1% from $7.4 million for the nine months ended December 31, 1999 to $13.1 million for the nine months ended December 31, 2000. The increase was primarily attributable to the substantial growth in overall demand for our predictive network management products and related models and modules, as well as increased market acceptance of our newer product solutions.

  Service Revenues. Service revenues increased 62.6% from $6.1 million for the nine months ended December 31, 1999 to $9.9 million for the nine months ended December 31, 2000. The growth in service revenues was primarily due to an increase in maintenance and technical support contracts related to new license sales, continued renewals of contracts by our existing customer base, and increased demand for consulting and training services.

  Cost of Revenues

  Cost of Software License Revenues. Cost of software license revenues decreased 24.7% from $474,000 for the nine months ended December 31, 1999 to $357,000 for the nine months ended December 31, 2000. Gross margin on software license revenues increased from 93.6% for the nine months ended December 31, 1999 to 97.3% for the nine months ended December 31, 2000. The increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under our March 1999 agreement with Cadence that requires us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product.

  Cost of Service Revenues. Cost of service revenues increased 62.5% from $2.0 million for the nine months ended December 31, 1999 to $3.3 million for the nine months ended December 31, 2000. Gross margin on service revenues increased from 66.2% for the nine months ended December 31, 1999 to 66.3% for the nine months ended December 31, 2000. This slight increase in margin was primarily due to the increased proportion of maintenance services relative to total revenues, which provides higher gross margins than consulting services.

  Operating Expenses

  Research and Development. Research and development expenses increased 41.8% from $4.1 million for the nine months ended December 31, 1999 to $5.8 million for the nine months ended December 31, 2000. The increase was primarily related to increased research and development staffing levels for the development of new products. As a percentage of total revenues, research and development expenses decreased from 30.4% for the nine months ended December 31, 1999 to 25.3% for the nine months ended December 31, 2000.

  Sales and Marketing. Sales and marketing expenses increased 87.6% from $5.1 million for the nine months ended December 31, 1999 to $9.6 million for the nine months ended December 31, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses increased from 38.2% for the nine months ended December 31, 1999 to 42.0% for the nine months ended December 31, 2000.

  General and Administrative. General and administrative expenses increased 55.5% from $1.5 million for the nine months ended December 31, 1999 to $2.3 million for the nine months ended December 31, 2000. The increase in spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure, as well as increased costs associated with operating a public company. As a percentage of total revenues, general and administrative expenses decreased from 11.2% for the nine months ended December 31, 1999 to 10.2% for the nine months ended December 31, 2000.

  Interest and Other Income

    Interest and other income increased from $273,000 for the nine months ended December 31, 1999 to $1.9 million for the nine months ended December 31, 2000. The increase was primarily due to interest earned on the proceeds from the initial public offering and to a lesser extent, the contribution of additional cash produced by our operations offset by fees associated with our $3.4 million letter of credit outstanding at December 31, 2000.

  Provision for Income Taxes

    The provision for income taxes increased from $128,000 for the nine months ended December 31, 1999 to $1.2 million for the nine months ended December 31, 2000. The increase resulted from a growth in earnings offset by research and development tax credits that should be available to us in fiscal year 2001.

  Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through cash provided by operating activities. In October 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. As of December 31, 2000, we had cash, cash equivalents, and short-term marketable securities totaling $67.4 million.

  Cash provided by operating activities was $3.8 million and $7.2 million for the nine months ended December 31, 1999 and 2000, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and increases in deferred revenue. Cash used in investing activities was $5.6 million and $3.0 million for the nine months ended December 31, 1999 and 2000, respectively. The funds were used primarily to purchase property, equipment, and software. For the quarter ended December 31, 1999, investing activities also included the purchase of marketing support rights from Cadence as well as the purchase of short-term marketable securities. Cash provided by financing activities was $54.4 million for the nine months ended December 31, 2000. This primarily reflected cash received from the initial public offering net of cash paid for costs incurred as discussed in Note 2 of Notes to Consolidated Financial Statements.

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

  .  the timing of large orders;

  . changes in the mix of our sales, including the mix between higher margin software products and somewhat lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

  . the timing and amount of our marketing, sales, and product development expenses;

  .  the cost and time required to develop new software products;

  . the introduction, timing, and market acceptance of new products introduced by us or our competitors;

  . changes in network technology or in applications, which could require us to modify our products or develop new products;

  . general economic conditions, which can affect our customers' purchasing decisions and the length of our sales cycle;

  .  changes in our pricing policies or those of our competitors; and

  .  the timing and size of potential acquisitions by us.

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

  Our international operations subject our business to additional risks which could cause our sales or profitability to decline

  We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

  . greater difficulty in accounts receivable collection and longer collection periods;

  .  political and economic instability;

  . difficulty in attracting distributors that will market and support our products effectively;

  . the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish direct sales or support staff outside the United States;

  .  potentially adverse tax consequences; and

  .  the effects of currency fluctuations.

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

  OPNET Modeler and OPNET IT DecisionGuru currently face or potentially will face competition from several sources, including:

  . software vendors with predictive network management offerings, such as Compuware, and application performance diagnosis solutions, such as Optimal Networks;

  .  consultants who offer predictive network management advisory services; and

  . customers who develop their own predictive network management capabilities, either internally or through outsourcing.

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

  .  the loss of or delay in market acceptance and sales of our products;

  .  the delay in introduction of new products;

  .  diversion of our resources;

  .  injury to our reputation; and

  .  increased support costs.

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

  Our products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages

  We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionalities of products in different industry segments overlap. Regardless of whether these claims have any merit, they could:

  .  be time-consuming to defend;

  .  result in costly litigation;

  .  divert our management's attention and resources;

  .  cause us to cease or delay product shipments; or

  .  require us to enter into royalty or licensing agreements.

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

  In connection with the Offering, the Company paid an aggregate of $4.2 million in underwriting discounts and commissions and incurred approximately $1.6 million of other expenses. These expenses included $150,000 of registration, filing and application fees, $280,000 of printing fees, $420,000 of legal fees, $424,000 of accounting fees and $326,000 of miscellaneous expenses. None of these amounts were paid directly or indirectly to any director, officer, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company. After deducting the underwriting discounts and commissions and the estimated Offering expenses, the net proceeds to the Company from the Offering were approximately $54.0 million.

  The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. From the date of the Offering through December 31, 2000, the Company used approximately $1.7 million of the net proceeds for capital expenditures and leasehold improvements related to its new headquarters facility in Bethesda, Maryland and expects to use an additional $2.3 million of the net proceeds in the remainder of fiscal 2001 for similar expenditures. In addition, the Company expects to use approximately $500,000 of the net proceeds for other capital expenditures, including furniture and equipment, throughout the remainder of fiscal 2001. The Company has not allocated any of the remaining net proceeds to any identifiable uses. The Company may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to its business. Pending their use, the Company plans to invest the net proceeds in investment grade, interest-bearing securities.

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

                             OPNET TECHNOLOGIES, INC.
                             (Registrant)

                             By: /s/ Joseph F. Greeves
                                ---------------------------------------------
                                Name: Joseph F. Greeves
                                Title: Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Date: February 13, 2001