Form 10-K
period 2001-03-31
OPNET TECHNOLOGIES INC
filed 2001-06-29
CIK 1108924

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission file number: 000-30931

                               ----------------

                           OPNET TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       52-1483235
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                       Identification No.)

              7255 Woodmont Avenue, Bethesda, Maryland 20814-2959
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number; including area code: (240) 497-3000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $ .001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's Common Stock on June 15, 2001, as reported on the Nasdaq National Market, was approximately $15.40 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's Common Stock).

   The number of shares of the registrant's Common Stock outstanding on June 15, 2001 was 18,845,813.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2001, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            OPNET TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                                                   PAGE
                                                                   ----
                                PART I

 Item 1.  --Business............................................     4
 Item 2.  --Properties..........................................    13
 Item 3.  --Legal Proceedings...................................    13
 Item 4.  --Submission of Matters to a Vote of Security
            Holders.............................................    13
          --Executive Officers and Directors of the Registrant..    13

                                PART II

 Item 5.  --Market for Registrant's Common Stock and Related
            Stockholder Matters.................................    15
 Item 6.  --Selected Consolidated Financial Data................    16
 Item 7.  --Management's Discussion and Analysis of Financial
             Condition and Results of Operations................    17
 Item 7a. --Quantitative and Qualitative Disclosures About
            Market Risk.........................................    28
 Item 8.  --Financial Statements and Supplementary Data.........    29
 Item 9.  --Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................    29

                               PART III

 Item 10. --Directors and Executive Officers of the Registrant..    30
 Item 11. --Executive Compensation..............................    30
 Item 12. --Security Ownership of Certain Beneficial Owners and
            Management..........................................    30
 Item 13. --Certain Relationships and Related Transactions......    30

                                PART IV

 Item 14. --Exhibits, Financial Statements and Reports on Form
            8-K..................................................   31

 SIGNATURES......................................................   32

   This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2001.

   IT Guru(TM), Netbiz(TM), OPNET(R), OPNET Modeler(R), ServiceProvider Guru(TM), OPNET Technologies(TM), and OPNETWORK(R) are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report are the property of their respective holders.

   We are a Delaware corporation, and our principal executive offices are located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-2959 and our telephone number is (240) 497-3000. Our web site address is www.opnet.com. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

                                     PART I

ITEM 1. BUSINESS

Overview

   Our intelligent network management software solutions enable our customers to optimize the performance and maximize the availability of communications networks and networked applications. The OPNET product suite combines predictive simulation, intelligent configuration, and automated design. This comprehensive understanding of network technologies enable network professionals to more effectively design and deploy networks, provision services, diagnose network and application performance problems, optimize traffic flows and resource utilization, and predict the impact of network changes. Our OPNET product suite currently consists of three primary software solutions: OPNET IT Guru for service providers and enterprises, OPNET Modeler for network equipment manufacturers, and OPNET Netbiz for service providers and network equipment manufacturers. An additional primary software solution, OPNET ServiceProvider Guru for service providers, is expected to become generally commercially available at the end of June 2001. We believe our software solutions generate significant return on investment in networks and applications for service providers, enterprises, and network equipment manufacturers by empowering them to rapidly make better use of resources, reduce operational problems, and improve competitiveness.

   We market our products to service providers, such as telecommunications carriers, ISPs, and ASPs, large and medium-sized enterprises, and network equipment manufacturers. Since inception, we have sold our products to service providers such as AT&T, British Telecom, MCI WorldCom, SBC Communications, Sprint, and UUNET Technologies; enterprises such as Boeing, IBM Global Services, National Semiconductor, RR Donnelley, and Texas Utilities; and network equipment manufacturers such as 3Com, Cisco Systems, Ericsson, Motorola, Nokia, and Nortel Networks.

Industry Background

 Growth and Increased Complexity of Networks

   Organizations are becoming increasingly reliant upon their communications networks and networked applications to successfully execute their business strategies. The increasing use of business applications, such as enterprise resource planning, corporate intranets, online transaction processing, e-mail, and streaming multimedia, has expanded the amount of network traffic within organizations, and has resulted in significant growth in underlying network infrastructures. In addition, the proliferation and widespread adoption of the Internet has expanded the role of networks beyond organizational boundaries, and these networks now represent the fundamental infrastructure for the electronic conduct of business, known as e-business or e-commerce. As a result, most organizations are recognizing that managing the growth and operation of their communications networks is critical to their business operations.

   To support the rapidly expanding size and scope of communication requirements, network infrastructures have been developed based on a wide range of equipment, technologies, protocols, and network services. As a result, the operation of these networks is becoming increasingly complex. Service providers and enterprises must now manage the convergence of voice, data, and video traffic over wireline and wireless architectures by integrating numerous existing and emerging technologies. These technologies include Asynchronous Transfer Mode, or ATM, Internet Protocol, or IP, Voice over IP, IP Quality of Service, or IP-QoS, Multi-Protocol Label Switching, or MPLS, Frame Relay, Synchronous Optical Network, or SONET, Code Division Multiple Access, or CDMA, Digital Subscriber Line, or DSL, and data over cable. In addition, network data traffic is expected to grow rapidly. The growth of networks, network complexity, and network data traffic has forced organizations to confront significant challenges in the efficient and cost-effective management of networks and applications.

   Today, communications networks are sophisticated, dynamic systems that evolve on a daily basis. The rate of network and traffic growth is challenging the ability of organizations to meet required service levels upon which critical business applications and operations rely. Constant evaluation of and improvements to the network are essential to maintaining business and application performance. However, since modifications to the network and its traffic have the potential to result in network failures or service level degradation, network professionals need to plan and implement network changes in a controlled manner, taking into account the potential consequences of their actions.

 Inadequacy of Traditional Network Management Solutions

   As the complexity of networks continues to increase, so does the need for sophisticated solutions to manage network resources effectively. To date, network management systems have primarily played a reporting role. These systems typically collect, store, and analyze data about the traffic on the network, the status and performance of network devices and links, and the availability of network services and applications. While these traditional network management solutions play an important role in managing networks, they are limited by their focus on reporting past and present information. As a result, these solutions are primarily reactive to events occurring within the network.

   Reactive network management solutions do not adequately support key network management functions, including network design and deployment, applications deployment, capacity planning, contingency planning, traffic engineering, budgeting, and deployment of network policies. This is because traditional network management products provide limited insight into how network resources will perform in response to future events. In general, the support for future planning provided by reactive network management products is limited to trend analysis and simple projections as to when key network and system resources will become overloaded. Traditional solutions are not able to forecast the impact of important changes that frequently occur in networks, such as traffic growth, failure of network components, adoption of new networking technologies, and reorganization of network assets. In addition, these solutions do not generally take into account the network as a whole, the interaction among network components, and the complex behaviors that are inherent to modern networks.

 Market Opportunity

   To remain competitive, organizations must deal with increased complexity, rapid growth, and continuous change in their communications networks. At the same time, every change to the network environment introduces the potential for performance degradation or system failures, and therefore, business interruptions and lost revenue. As a result, organizations need intelligent network management solutions that allow them to validate proposed network modifications and predict network and application performance in future scenarios. A predictive capability allows network professionals not only to test network and application performance under a wide range of operating conditions, but also to determine which network technologies are best suited to ultimately solve business problems. Business executives and network professionals need a comprehensive network management solution that enhances their ability to:

  . generate revenue;

  . reduce operating and capital costs;

  . increase business productivity;

  . improve operational efficiency;

  . reduce time-to-market; and

  . manage risk.

The OPNET Solution

   Our suite of products represents the next generation of software solutions that advances network and application management beyond reactive problem identification and reporting to proactive problem resolution and avoidance. The ability of our products to accurately model and simulate network and application performance is also valuable in the design and testing of new network equipment and technologies and is an effective sales tool for professionals who design and deploy networks. We believe that our software products provide the following benefits to our customers:

 Reduced Network Operating Risks

   Our products enable our customers to more effectively manage the risks associated with the necessary implementation of network upgrades and new services by helping network managers evaluate which measures can be taken to minimize potential network disruptions and maintain required service levels. For example, an enterprise deploying a new application on its network can use our products to determine if the performance of the application will meet prescribed service levels and to what extent the network traffic generated by the new application will compromise the service levels of existing applications on the network. Service providers can use our products as part of their overall planning process to minimize the risk that growth in their subscriber base or restructuring of their network infrastructure will jeopardize the availability or performance of their services.

 Increased Productivity and Competitiveness

   By using our products, network managers and application deployment teams can gain greater control over the performance of business applications that are critical to employee productivity and the competitiveness of the business. Our products enable network professionals to diagnose and resolve application performance problems that can prevent employees from carrying out essential business tasks. In addition, our products support informed decision-making and planning for network infrastructures that carry vital business data, including e-commerce and e-business transactions. Our products also enable network equipment manufacturers to test their equipment, technologies, and protocols more thoroughly, while considering a wider range of alternative designs, resulting in more robust networking products and faster introduction of products to the marketplace.

 Reduced Network Operating Costs

   Our OPNET suite of products enables our customers to better determine the appropriate financial commitments that should be made for network resources, including bandwidth, advanced network technologies, and network hardware. Using our products, network managers and planners can compare relative benefits of alternative technologies and network designs, and weigh these benefits in relation to the corresponding operational costs. Our products also provide organizations that operate networks the ability to determine achievable service levels and to understand whether network changes will render service levels unacceptable. By proactively managing service levels, these organizations are better able to reduce service level agreement violations that may require paying costly penalties to their clients. Additionally, these organizations are able to reduce costs caused by network interruptions.

 New Revenue Opportunities

   The increasing complexity and scale of networks is creating challenges for organizations that sell network equipment and network services. Our products help the sales forces of these organizations to automate the network design and proposal process and create competitive and consistent proposals, thereby streamlining the sales cycle. This allows sales representatives to focus on a greater number of sales opportunities. Additionally, our customers' sales forces can leverage the predictive capabilities of our products to demonstrate the performance of the proposed network design or network service prior to deployment. We believe that these features allow our customers to differentiate themselves from their competitors and enable the purchasers of network equipment and services to make better informed and quicker buying decisions.

 Improved Customer Satisfaction

   Our products improve satisfaction of network end users by enabling our customers, which are the providers of network services and technologies, to proactively manage and improve the quality and performance of their offerings. By using our products' predictive capabilities, service providers can ensure that adequate measures are taken to maintain the availability and performance of their services to their clients over networks experiencing rapid traffic growth and the introduction of changing technologies. For example, an ASP can use our software to uncover the primary factors that can contribute to the poor performance of an application and then determine the preferred approach to improving the application's performance.

Products

   Our products use predictive simulation technology to support the assessment of future network and application performance under a wide range of operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as Transmission Control Protocol/Internet Protocol, or TCP/IP, IP-QoS, Voice over IP, SONET, CDMA, Virtual Local Area Networks, or VLANs, Frame Relay, IP compression, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to traditional network management systems and popular integration platforms, such as HP OpenView Network Node Manager, Tivoli NetView, NetScout Systems Manager Plus, and Oracle database products.

   OPNET Modeler serves as a foundation for our other products, providing the broadest array of functionality. OPNET IT Guru and OPNET Netbiz represent progressively easier to use products, with functionality designed to address specific business needs. All of the primary products within the OPNET product suite use a significant amount of shared core software, allowing us to create new products more efficiently and to foster the interoperability of our products.

   The following chart summarizes our OPNET product suite:

           Product                     Description                Target Customers
           -------                     -----------                ----------------
OPNET IT Guru                 Enables users to predict the  Service providers and
                              performance of networks and   enterprises
                              applications

OPNET Modeler                 Enables designers to          Network equipment
                              evaluate how complex          manufacturers
                              networking equipment,
                              technologies, and protocols
                              will perform under simulated
                              network conditions

OPNET Netbiz                  Automates network design,     Service providers and
                              planning, provisioning,       network equipment
                              proposals, and analyses       manufacturers

OPNET ServiceProvider Guru    Enables network providers to  Service providers
(expected availability:       troubleshoot, validate,
June 30, 2001)                plan, and design networks

OPNET Modules                 Provide enhanced              Entire customer base
                              functionality for our
                              primary software products

OPNET Model Libraries         Libraries of models that      Entire customer base
                              simulate the behavior of
                              networking technologies and
                              communication protocols

 OPNET IT Guru

   We began commercial distribution of OPNET IT Guru in August 1998. OPNET IT Guru uses our predictive simulation and modeling technology, which combines software models of network components, protocols, and applications into a single overall model, in order to forecast many aspects of network behavior. This capability enables service providers and enterprises to predict the performance of their networks and applications under a wide range of potential scenarios. OPNET IT Guru allows users to make comparisons among alternative approaches to managing the evolution of their networks and managing change within their networks, such as adopting new technologies, increasing capacity, and reorganizing assets. OPNET IT Guru also provides detailed views of an application's performance within a network. This enables network managers and application deployment teams to understand the impact of implementing a new application on existing applications, as well as the ability of a network to support the resulting traffic. OPNET IT Guru supports many popular communication protocols and networking technologies that operate within wireline and wireless networks.

 OPNET Modeler

   OPNET Modeler was our first product and was introduced in 1987. OPNET Modeler uses our device and protocol design environment, as well as our predictive simulation technology, to enable our customers to build software models of a broad range of network devices, communication protocols, and applications, and to combine these models to run simulations in order to predict network behavior and performance. These capabilities support the design, modeling, and development of network equipment and protocols. OPNET Modeler enables network equipment manufacturers to test product designs in a wide variety of scenarios prior to manufacturing. Using OPNET Modeler, network technology and equipment designers gain a better understanding of design tradeoffs earlier in the product development process, reducing the need for time-intensive and expensive hardware prototyping.

 OPNET Netbiz

   We began commercial distribution of OPNET Netbiz in August 1998. OPNET Netbiz provides network equipment manufacturers and service providers a platform for automating network design, provisioning, proposals, and analyses. OPNET Netbiz can incorporate customers' proprietary algorithms and organizational policies to automatically produce and optimize network configurations and designs. OPNET Netbiz enables network equipment manufacturers to provide vendor-specific planning solutions to their service provider customers, and enables service providers to differentiate service offerings from competitors, improve proposal quality, and accelerate business cycles.

 OPNET ServiceProvider Guru

   We expect to begin commercial distribution of OPNET ServiceProvider Guru at the end of June 2001. OPNET ServiceProvider Guru enables service providers to manage networks cost-effectively and improve network efficiency. Its advanced configuration troubleshooting and operational validation capabilities enable network operators to identify problems sooner and reduce mistakes. OPNET ServiceProvider Guru uses our predictive modeling and analysis technology to forecast many aspects of network behavior and enable service providers to improve network performance. In addition, OPNET ServiceProvider Guru provides sophisticated design and optimization capabilities that enable service providers to automatically produce more efficient, less costly network designs. Using OPNET ServiceProvider Guru, network operators are able to maintain a reliable infrastructure with high availability and superior service quality, accelerate deployment of new services, differentiate services from competitors, reduce capital and operating costs, and manage risk.

 OPNET Modules

   We develop and sell a variety of software modules that provide enhanced functionality to OPNET IT Guru, OPNET Modeler, and OPNET Netbiz. Currently available OPNET modules include:

  . Application Characterization Environment, for analyzing, diagnosing, and simulating the performance of applications within a network based on network traffic samples;

  . Multi-Vendor Import, for importing network infrastructure and traffic information from other network management software applications;

  . NetDoctor, for automatic validation of network and protocol configurations (expected to be released at the end of June 2001);

  . Expert Service Prediction, for the definition and compliance testing of service level agreements;

  . Radio and Terrain Modeling, for modeling wireless networks and the effects of terrain on those networks; and

  . ERP Network Assessment, for the planning and analysis of three-tier application deployments, their effect on the network, and their ability to perform effectively within an existing network environment.

 OPNET Model Libraries

   The model libraries are used by OPNET IT Guru, OPNET ServiceProvider Guru, and OPNET Modeler to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. OPNET IT Guru, OPNET ServiceProvider Guru, and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, Open Shortest Path First routing, or OSPF, ATM, frame relay, and IP-QoS. Some of our model libraries are included in our base products and others are available for an additional fee.

Customers

   Our customers include:

  . service providers, including telecommunications carriers and ISPs;

  . large and medium-sized enterprises that rely on networks to conduct business, including organizations that provide consulting for the planning, design, and troubleshooting of networks; and

  . network equipment manufacturers.

   Historically, our software license agreements generally have provided our customers with a perpetual license for the use of our software by a specified number of concurrent users. In the future, we intend to pursue a licensing model in which more of our licenses require annual renewal payments from our customers.

   For the year ended March 31, 2001, we generated 22.4% of our total revenues from customers located outside the United States. No single customer accounted for more than 10% of our total revenues in any of the last three fiscal years.
Note 15 to our financial statements presents information regarding revenues generated in the United States and internationally.

Sales and Marketing

   We sell our software through our direct sales force, our Paris office and international distributors, and a number of original equipment manufacturers and resellers. We have marketing relationships with original equipment manufacturers Hewlett-Packard and Agilent Technologies. To date, neither of these original equipment manufacturers has accounted for a material portion of our revenues. In North America, the majority of our sales are made by our direct sales force. As of March 31, 2001, our sales and marketing organization consisted of 76 employees located in our headquarters in Bethesda, Maryland, and our offices in Boston, Cary, Dallas, Paris, France, and Santa Clara. We intend to expand our sales and marketing organization through aggressive recruiting of qualified individuals.

   Our direct sales force concentrates on sales opportunities in the United States. The direct sales force consists of 35 sales teams working out of sales offices in Bethesda, Boston, Cary, Dallas, and Santa Clara. Our international sales activities are primarily conducted by our Paris office and our 14 distributors that resell OPNET products in Germany, Scandinavia, the United Kingdom, the Middle East, India, Pakistan, Australia, China, Japan, Korea, and Singapore. International sales activities are managed by our vice president of international sales. In addition, we intend to establish additional technical sales support centers in some of our markets in order to better support our distributors.

   We engage in marketing activities to increase awareness of our products among our potential customer base and to create sources of leads for our sales organization. Our marketing activities include:

  . participation in networking industry tradeshows;

  . seminars that introduce the capabilities of our software to potential customers;

  . seminars designed specifically for organizations that are already our customers, but present significant potential for additional license sales;

  . advertisement in trade journals and networking-oriented Web sites;

  . direct mailings to potential customers;

  . product briefings with industry analysts; and

  . a variety of public relations activities, including our annual international user conference.

   For each of the last four years, we have sponsored OPNETWORK, an annual international user conference convened in Washington, D.C. that focuses on predictive network management for professionals in all areas of networking and information technology. OPNETWORK '00, held in August 2000, included more than 400 hours of presentations and more than 75 guest speakers. Over 800 people attended OPNETWORK '00, representing a 33% increase from the previous year.

Service and Support

   Our service and support offerings include:

  . consulting and customization services;

  . software maintenance, which includes providing software updates for major and minor revisions;

  . technical support by telephone, e-mail, or fax; and

  . training, which includes courses that enable our customers to more effectively use our products.

   We offer consulting services to assist our clients in customizing their OPNET products. In particular, our customers typically buy customization services with their purchase of OPNET Netbiz. Customization services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and product managers. Some customers also choose to engage our consulting services in proactive network management projects, including network planning, network design, diagnosis of network performance problems, and communication protocol design.

   Software maintenance and technical support are purchased by our customers as a single package, generally on an annual basis. Purchasers of these services are provided with unspecified updates to the software they license from us as the unspecified updates are released. The fee for this service is generally determined as a percentage of the current price of product licenses.

   We provide customer support from our support center at our headquarters in Bethesda, Maryland. Our technical support services are supported by a comprehensive information system that ensures that customer inquiries are addressed promptly, tracked until fully resolved, and recorded for future reference. Reports on the overall responsiveness of the technical support infrastructure, and the status of pending customer inquiries, are provided regularly to our technical support staff, technical support management, and executive management.

   We have a core team of technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us improve our products.

   We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California and Cary, North Carolina, and at our customers' locations. As of March 31, 2001, our training staff consisted of three employees.

Research and Development

   We believe that our ability to enhance our current products, and create new products in response to the needs of our customer base will be an important factor for our future success. Accordingly, we intend to continue to commit significant resources to product research and development. We expect to accomplish a large part of our product improvements and new product development through internal development efforts. New capabilities may also be integrated into our product lines through the acquisition of technologies or businesses, or the licensing of externally developed technologies.

   Our total expenses for research and development for fiscal 2001, 2000, and 1999 were $8.3 million, $5.7 million, and $4.9 million, respectively. Our research and development efforts to date have been conducted in their entirety at our headquarters in Bethesda, Maryland, and all related costs have been expensed as incurred. As of March 31, 2001, our research and development staff consisted of 85 engineers and technical professionals.

   Our research and development efforts are directed at increasing our revenues by expanding the scope of our solutions to address additional customer requirements. Our existing customers provide a meaningful source of information, which we use, and expect to continue to use, in order to guide our future product development. In addition, we invest, and intend to continue to invest, in research and analysis of trends in our industry and our product markets, and we expect that our future products will reflect the results of these analyses.

Competition

   The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for predictive network management solutions continues to increase. Although none of our competitors offers a solution that is identical to ours, we are subject to current and potential competition from:

  . software vendors with predictive network management offerings and application performance diagnosis solutions, such as Compuware;

  . consultants who offer predictive network management advisory services;
    and

  . customers who develop their own predictive network management capabilities, either internally or through outsourcing.

   OPNET Netbiz also competes with solutions designed to facilitate and automate sales processes in general.

   In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market competitive solutions in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do.

   We believe the principal competitive factors affecting the market for our software products are the following:

  . scope, quality, and cost-effectiveness of network management solutions;

  . industry knowledge and expertise;

  . the interoperability of solutions with existing network management solutions;

  . product performance, accuracy, technical features, ease of use, and price; and

  . customer service and support.

Intellectual Property

   We rely on a combination of copyright, trademark, patent, and trade secret laws, confidentiality agreements, and contractual provisions to protect our intellectual property. However, we believe that these laws and agreements afford us only limited protection. Despite our efforts to protect our intellectual property, unauthorized parties may infringe upon our proprietary rights. In addition, the laws of some foreign countries do not provide as much protection of our proprietary rights as do the laws of the United States.

   We currently hold registered trademarks in the United States for OPNET and OPNET Modeler, and have pending applications in the United States for the trademark registrations of IT Guru, Netbiz and ServiceProvider Guru. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between April 2007 and August 2010. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trade mark in France for OPNET that will expire in 2010, if not renewed. In addition, we have one allowed patent for technology related to the OPNET product suite that will expire in 2018, and two pending patent applications that if granted would expire in 2019 and 2021. We believe that, because of the rapid pace of change in our industry, the intellectual property protection for our products will be a less significant factor for our future success than the knowledge, abilities, and experience of our employees.

Employees

   As of March 31, 2001, we had 224 full-time employees, 221 of whom were located in the United States. These included 76 in sales and marketing, 35 in professional services, 85 in engineering, research, and development, and 28 in finance and administration. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. We also lease office space in Boston, Cary, Dallas, Santa Clara, and Paris, France.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders during the fourth fiscal quarter of 2001.

Executive Officers and Directors of the Registrant

   Our executive officers and directors, and their ages as of May 31, 2001, are as follows:

   Name                          Age                  Position
   ----                          ---                  --------
   Marc A. Cohen...............   37 Chairman of the Board and Chief Executive
                                     Officer
   Alain J. Cohen..............   34 President, Chief Technology Officer and
                                     Director
   George M. Cathey(1).........   35 Senior Vice President of Engineering
   Joseph F. Greeves...........   44 Senior Vice President of Finance and Chief
                                     Financial Officer
   Pradeep K. Singh............   32 Senior Vice President of Engineering,
                                     Model Research and Development
   Bruce R. Evans(2)(3)........   42 Director
   Steven G. Finn, PhD(2)......   54 Director
   William F. Stasior(2)(3)....   60 Director

--------
(1) Mr. Cathey is currently on a leave of absence from OPNET
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

   Set forth below is certain information regarding the professional experience for each of the above-named persons.

   Marc A. Cohen, one of our founders, has served as our chairman of the board since our inception in 1986 and as our chief executive officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz.Allen & Hamilton, an international management and consulting company. Mr. Cohen received a bachelor's degree in engineering science from Harvard and a master's degree in electrical engineering from Stanford.

   Alain J. Cohen, one of our founders, has served as our president and chief technology officer and as a member of our board of directors since our inception in 1986. Mr. Cohen received a bachelor's degree in electrical engineering from M.I.T.

   George M. Cathey has served as our senior vice president of engineering since March 1999. From March 1991 to March 1999, Mr. Cathey served as our director of core technologies. Mr. Cathey received bachelor's and master's degrees in electrical engineering and computer science from M.I.T.

   Joseph F. Greeves has served as our chief financial officer since November 1998 and as our senior vice president of finance since December 1999. Mr. Greeves also served as our vice president of finance from November 1998 through December 1999. From November 1997 to August 1998, Mr. Greeves served as vice president and chief financial officer of ACE*COMM, a telecommunications software company. From January 1995 to July 1997, Mr. Greeves served as vice president and chief financial officer of Fusion Systems, a semiconductor technology company. Mr. Greeves is a certified public accountant and received a bachelor's degree in accounting from the University of Maryland.

   Pradeep K. Singh was appointed as our senior vice president of engineering, model research and development in March 2000. From March 1999 to March 2000, Mr. Singh served as our vice president of engineering, model research and development. From September 1995 to February 1999, he served as our director of model research and development. From October 1994 to August 1995, he was one of our software engineers. Mr. Singh received a bachelor's degree in engineering from Delhi College of Engineering (India) and a master's degree in electrical engineering from Clemson.

   Bruce R. Evans has served as a member of our board of directors since September 1997. Mr. Evans has been with Summit Partners, a venture capital firm, since 1986, serving as a general partner since 1991 and managing partner since January 2001. Mr. Evans currently serves on the boards of directors of Omtool, Ltd., a provider of fax server and e-mail security software, and Private Business, Inc., a provider of software and services to community banks and several private companies. Mr. Evans received a bachelor's degree in mechanical engineering and economics from Vanderbilt University and an MBA from Harvard Business School.

   Steven G. Finn has served as a member of our board of directors since March 1998. Dr. Finn has been a principal research scientist and lecturer at M.I.T. since 1991. Dr. Finn has also served as a consultant with Matrix Partners, a venture capital firm, since 1991.

   William F. Stasior has served as a member of our board of directors since March 1998. Since October 1999, Mr. Stasior has served as senior chairman of Booz.Allen & Hamilton. From 1991 to October 1999, Mr. Stasior served as chairman of Booz.Allen & Hamilton. Mr. Stasior also served as chief executive officer of Booz.Allen & Hamilton from 1991 to April 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock began trading on the Nasdaq National Market on August 2, 2000, under the symbol "OPNT." The following table sets forth for the indicated periods the high and low sale prices of our common stock as reported by the Nasdaq National Market.

     Period                                                        High   Low
     ------                                                       ------ ------
     Fiscal Year Ended March 31, 2001:
       Second Quarter (beginning August 2, 2000)................. $55.75 $16.25
       Third Quarter.............................................  45.13   8.75
       Fourth Quarter............................................  23.00   7.88

   As of June 15, 2001, we had approximately 48 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

   On March 30, 2001, we paid $5.0 million and issued 650,000 shares of our common stock to Make Systems, Inc., a California corporation ("Make"), pursuant to our acquisition of substantially all of the assets of Make's NetMaker division. Make was an accredited investor as defined in Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), and the common stock issued in this transaction was issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act. No underwriters were involved in the foregoing sale of securities.

   On August 7, 2000, we closed an initial public offering of our common stock. The Registration Statement on Form S-1 (No. 333-32588) was declared effective by the Securities and Exchange Commission on August 1, 2000 and we commenced the offering on that date. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $54.1 million.

   As of March 31, 2001, approximately $6.1 million of the net proceeds of the offering had been used for general corporate purposes, including working capital and capital expenditures. From the date of the offering through March 31, 2001, we used approximately $3.3 million of the net proceeds for capital expenditures and leasehold improvements related to our new headquarters facility in Bethesda, Maryland. We also used $5.0 million of the net proceeds to purchase substantially all of the assets of Make's NetMaker division. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2001, 2000, and 1999, and the balance sheet data as of March 31, 2001 and 2000, are derived from, and are qualified by reference to, our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 1999, 1998 and 1997, and the statement of operations data for the years ended March 31, 1998 and 1997 are derived from our audited consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

                                              Year Ended March 31,
                                     -------------------------------------------
                                      2001     2000     1999     1998     1997
                                     -------  -------  -------  -------  -------
                                      (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Software licenses.................  $18,939  $10,577  $ 6,715  $ 7,875  $ 5,596
 Services..........................   14,005    8,658    5,288    4,054    3,019
                                     -------  -------  -------  -------  -------
 Total revenues....................   32,944   19,235   12,003   11,929    8,615
                                     -------  -------  -------  -------  -------
Cost of revenues:
 Software licenses.................      395      728      133      435      310
 Services..........................    4,750    2,875    1,249      980      698
                                     -------  -------  -------  -------  -------
 Total cost of revenues............    5,145    3,603    1,382    1,415    1,008
                                     -------  -------  -------  -------  -------
Gross profit.......................   27,799   15,632   10,621   10,514    7,607
                                     -------  -------  -------  -------  -------
Operating expenses:
 Research and development..........    8,263    5,696    4,850    3,190    2,055
 Sales and marketing...............   13,745    7,510    4,056    3,398    2,228
 General and administrative........    3,362    2,093    1,984    1,336      819
 Purchased in-process research and
  development......................      770      --       --       --       --
                                     -------  -------  -------  -------  -------
 Total operating expenses..........   26,140   15,299   10,890    7,924    5,102
                                     -------  -------  -------  -------  -------
Income (loss) from operations......    1,659      333     (269)   2,590    2,505
Interest and other income..........    2,788      414      376      319       92
                                     -------  -------  -------  -------  -------
Income before provision (benefit)
 for income taxes..................    4,447      747      107    2,909    2,597
Provision (benefit) for income
 taxes.............................    1,567      172     (100)   1,134    1,105
                                     -------  -------  -------  -------  -------
Net income.........................    2,880      575      207    1,775    1,492
Accretion of transaction costs on
 redeemable convertible preferred
 stock.............................       (6)     (14)     (14)      (9)     --
                                     -------  -------  -------  -------  -------
Net income applicable to common
 shares............................  $ 2,874  $   561  $   193  $ 1,766  $ 1,492
                                     =======  =======  =======  =======  =======
Basic net income (loss) from
 operations applicable per common
 share.............................  $   .10  $   .03  $  (.02) $   .21  $   .21
                                     =======  =======  =======  =======  =======
Diluted net income (loss) from
 operations per common share.......  $   .09  $   .02  $  (.02) $   .20  $   .21
                                     =======  =======  =======  =======  =======
Basic net income applicable per
 common share(1)...................  $   .18  $   .04  $   .02  $   .15  $   .13
                                     =======  =======  =======  =======  =======
Diluted net income per common
 share.............................  $   .16  $   .04  $   .02  $   .14  $   .13
                                     =======  =======  =======  =======  =======
Weighted average shares outstanding
 (basic)...........................   16,440   12,912   12,831   12,237   11,674
Weighted average shares outstanding
 (diluted).........................   17,977   14,367   13,626   12,897   11,852
Balance Sheet Data:
Cash and cash equivalents..........  $62,623  $ 8,765  $ 6,414  $ 7,227  $ 2,178
Working capital....................   56,474    7,112    6,806    8,135    3,280
Total assets.......................   92,273   16,828   13,205   11,833    5,887
Redeemable convertible preferred
 stock.............................      --     6,948    6,934    6,920      --
Total stockholders' equity.........   76,454    3,468    2,737    2,480    4,077

--------
(1) Basic earnings per share data for all years except for the year ended March 31, 2001, have been restated in accordance with EITF Topic No. D-95 (see
    Note 1 to our Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report.

Overview

   We provide intelligent network management software products and related services. Our product suite currently consists of three primary software products: OPNET IT Guru, OPNET Modeler, and OPNET Netbiz. An additional primary software solution, OPNET ServiceProvider Guru for service providers, is expected to be released by June 30, 2001. We sell our OPNET suite of products to service providers, including telecommunications carriers; ISPs and ASPs; large and medium-sized enterprises; and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. In October 2000, we opened an office in Paris, France, as part of our effort to expand our global sales and marketing capabilities. Internationally, we market our products primarily through our Paris office and third-party distributors.

   We sold our first products in 1987. Our operations, including acquisitions, have been financed principally through cash provided by operations, a venture financing in September 1997 and the proceeds of our initial public offering in August 2000. In August 1998, we introduced our OPNET IT Guru and OPNET Netbiz products and began a new marketing and sales strategy to focus on these new products. We expect that OPNET ServiceProvider Guru, a new software solution designed for service providers, will become generally available at the end of June 2001.

   We generate revenues principally from licensing our software products and providing related services, including maintenance and technical support, consulting and training.

   Our software license revenues consist of perpetual and term license sales of our software products and royalty income. Software license revenues are recognized upon delivery, provided that fees are fixed and determinable, no significant modifications to the product are required, and collection of the related receivable is probable. Where significant modifications are required, software license revenues are recognized along with consulting fees on a percentage-of-completion basis as the modifications are performed. We allow customers to evaluate our software before purchase, and therefore it is our policy not to allow returns.

   Our service revenues consist of fees from maintenance and technical support agreements, consulting services and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. Revenues from maintenance and technical support agreements are deferred and recognized ratably over the support period. We offer consulting services primarily to provide product customization and enhancements. Consulting services are generally performed under fixed-price agreements and recognized as the work is performed on a percentage-of-completion basis. We provide classroom and on-site training to our customers on a daily fee basis.

   Software license revenues and service revenues for which payment has been received, but that do not yet qualify for recognition as revenues, are reflected as deferred revenues.

   Revenues from sales outside of the United States represented 22.4%, 25.0%, and 28.6% of our total revenues in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Sales outside the United States are primarily made through our Paris office and third-party distributors, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future.

   In March 1999, we entered into a two-year non-renewable agreement with Cadence Design Systems ("Cadence"), that required us to make an aggregate payment of $1.0 million to Cadence and to pay a 50% royalty on specified sales of OPNET Modeler products sold to the portion of Cadence's customer base that used an existing Cadence product. For the years ended March 31, 2001 and 2000, Cadence royalties were $273,000 and $595,000, respectively. We amortized the $1.0 million payment over the two-year marketing support period as part of sales and marketing expenses, and charged the royalty payments to cost of software license revenues as the related revenue was recognized.

   At various dates during the year ended March 31, 2000, we granted options to employees to purchase a total of 260,260 shares of common stock with exercise prices below the estimated fair market value at the dates of grant. We recorded compensation expense relating to these options of $107,000 and $36,000 for the years ended March 31, 2001 and 2000, respectively, resulting in a remaining deferred compensation balance of $180,000 at March 31, 2001.

   On March 30, 2001, we acquired the NetMaker division of Make Systems, Inc. ("NetMaker") for consideration of $5.0 million in cash and 650,000 shares of our common stock. NetMaker offers a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The acquisition contributed key components that enabled us to broaden our product suite for the service provider market. The acquisition was accounted for using the purchase method. See Note 2 to our consolidated financial statements for additional information related to our acquisition of NetMaker.

Results of Operations

   The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                            Year Ended March
                                                                   31,
                                                            -------------------
                                                            2001   2000   1999
                                                            -----  -----  -----
   Revenues:
     Software licenses.....................................  57.5%  55.0%  55.9%
     Services..............................................  42.5   45.0   44.1
                                                            -----  -----  -----
       Total revenues...................................... 100.0  100.0  100.0
                                                            -----  -----  -----
   Cost of revenues:
     Software licenses.....................................   1.2    3.8    1.1
     Services..............................................  14.4   14.9   10.4
                                                            -----  -----  -----
       Total cost of revenues..............................  15.6   18.7   11.5
                                                            -----  -----  -----
   Gross profit............................................  84.4   81.3   88.5
                                                            -----  -----  -----
   Operating expenses:
     Research and development..............................  25.1   29.6   40.4
     Sales and marketing...................................  41.7   39.1   33.8
     General and administrative............................  10.2   10.9   16.5
     Purchased research and development....................   2.4    --     --
                                                            -----  -----  -----
       Total operating expenses............................  79.4   79.6   90.7
                                                            -----  -----  -----
   Income (loss) from operations...........................   5.0    1.7   (2.2)
   Interest and other income (expense), net................   8.5    2.2    3.1
                                                            -----  -----  -----
   Income before provision (benefit) for income taxes......  13.5    3.9    0.9
   Provision (benefit) for income taxes....................   4.8    0.9   (0.8)
                                                            -----  -----  -----
   Net income..............................................   8.7%   3.0%   1.7%
                                                            =====  =====  =====

   The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                                 Year Ended
                                                                 March 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Cost of software license revenues..........................  2.1%  6.9%  2.0%
   Cost of service revenues................................... 33.9  33.2  23.6

Comparison of Years Ended March 31, 2001 and 2000

 Revenues

   Total revenues increased 71.3% to $32.9 million for fiscal 2001 from $19.2 million for fiscal 2000. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results. Software license revenues were 57.5% of total revenues for fiscal 2001 and 55.0% of total revenues for fiscal 2000.

   Software License Revenues. Software license revenues increased 79.1% to $18.9 million for fiscal 2001 from $10.6 million for fiscal 2000. This increase was primarily due to the substantial growth in overall demand for our suite of products and broadening portfolio of related models and modules, increase in the average transaction size, expansion of our marketing and direct sales force and the growth of our international presence.

   Service Revenues. Service revenues increased 61.8% to $14.0 million for fiscal 2001 from $8.7 million for fiscal 2000. This growth was primarily a result of increased maintenance and technical support contracts related to new license sales, increased renewals of these contracts by our installed base of customers, growing demand for consulting services, primarily for customization of our OPNET Netbiz product, and increased training services.

 Cost of Revenues

   Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting, and training to customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues, reflecting the low materials, packaging, and other costs of software products compared with the relatively high personnel costs associated with providing services. Cost of service revenues varies based upon the relative mix of maintenance and technical support, consulting and training services.

   Cost of Software License Revenues. Cost of software license revenues decreased 45.7% to $395,000 for fiscal 2001 from $728,000 for fiscal 2000. Gross margin on software license revenues increased to 97.9% for fiscal 2001 from 93.1% for fiscal 2000. The decrease in cost of software license revenues and the related increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under our March 1999 agreement with Cadence that required us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ended on March 31, 2001.

   Cost of Service Revenues. Cost of service revenues increased 65.2% to $4.8 million for fiscal 2001 from $2.9 million for fiscal 2000. Gross margin on service revenues decreased to 66.1% for fiscal 2001 from 66.8% for fiscal 2000. This slight decrease in margin was primarily due to a slightly higher proportion of service revenues derived from consulting services, which require more personnel costs and provide lower gross margin than maintenance services.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of salaries, related benefits and other engineering related costs. Research and development expenses increased 45.1% to $8.3 million for fiscal 2001 from $5.7 million for fiscal 2000. The increase was primarily related to increased research and development staffing levels for developing new products, including our new OPNET ServiceProvider Guru product, as well as sustaining and upgrading existing products. As a percentage of total revenues, research and development expenses decreased to 25.1% for fiscal 2001 from 29.6% for fiscal 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in research and development staffing levels relative to a higher level of revenues for fiscal 2001. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, and expect that the dollar amount of these expenditures will continue to grow in future periods.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits, commissions, user conference costs, tradeshows, advertising, external consulting fees and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 83.0% to $13.7 million for fiscal 2001 from $7.5 million for fiscal 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues and a significant increase in the level of advertising, tradeshow and other marketing activities. As a percentage of total revenues, sales and marketing expenses increased to 41.7% for fiscal 2001 from 39.1% for fiscal 2000. The increase as a percentage of total revenues was due to our additional investment of resources associated with developing market awareness for our OPNET IT Guru and OPNET Netbiz products. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect our sales and marketing expenses to increase in the future.

   General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for recruiting, legal, accounting and other services. General and administrative expenses increased 60.6% to $3.4 million for fiscal 2001 from $2.1 million for fiscal 2000. The increased level of spending was primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 10.2% for fiscal 2001 from 10.9% for fiscal 2000. We expect that the dollar amount of general and administrative expenses will increase as we continue to expand our operations.

   Purchased In-Process Research and Development. In connection with the NetMaker acquisition, we obtained an independent valuation to determine the fair value of the net assets acquired and to allocate the purchase price. As a result of the purchase price allocation, we recorded an expense of $770,000 in the fourth quarter of fiscal 2001 representing the write-off of the fair value of acquired in-process research and development that had not reached technological feasibility nor had any alternative future use.

 Interest and Other Income

   Interest and other income increased 573.4% to $2.8 million for fiscal 2001 from $414,000 for fiscal 2000. The increase is primarily attributable to the interest earned on the proceeds from our initial public offering and the contribution of additional cash produced by our operations. This increase is partially offset by fees associated with our $3.4 million letter of credit outstanding at March 31, 2001.

 Provision for Income Taxes

   The provision for income taxes for fiscal year 2001 increased to $1.6 million from $172,000 in fiscal 2000. Our effective tax rate for fiscal 2001 was 35.2% compared to 23.0% in the prior year. The increase in the effective rate is primarily due to a reduction in the relative percentage of research and development tax credits available to us compared to the level of operating income.

Comparison of Years Ended March 31, 2000 and 1999

 Revenues

   Total revenues increased 60.3% to $19.2 million for fiscal 2000 from $12.0 million for fiscal 1999. Software license revenues were 55.0% of total revenues for fiscal 2000 and 55.9% of total revenues for fiscal 1999.

   Software License Revenues. Software license revenues increased 57.5% to $10.6 million for fiscal 2000 from $6.7 million for fiscal 1999. This increase was primarily due to the substantial growth in overall demand for our products, increased market acceptance of our OPNET IT Guru and OPNET Netbiz products, which were introduced in August 1998, and increased revenues generated through our indirect sales channels.

   Service Revenues. Service revenues increased 63.7% to $8.7 million for fiscal 2000 from $5.3 million for fiscal 1999. This increase was primarily due to a substantial increase in demand for consulting services, primarily for customizing our OPNET Netbiz product, increased maintenance and technical support contracts related to new license sales, increased renewals of these contracts by our installed base of licenses and increased training services.

 Cost of Revenues

   Cost of Software License Revenues. Cost of software license revenues increased 447.4% to $728,000 for fiscal 2000 from $133,000 for fiscal 1999. Gross margin on software license revenues decreased to 93.1% for fiscal 2000 from 98.0% for fiscal 1999. This decrease in margin was primarily due to our March 1999 agreement with Cadence that required us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product.

   Cost of Service Revenues. Cost of service revenues increased 130.2% to $2.9 million for fiscal 2000 from $1.2 million for fiscal 1999. Gross margin on service revenues decreased to 66.8% for fiscal 2000 from 76.4% for fiscal 1999. This decrease in margin was primarily due to an increase in the proportion of consulting revenues, and to a lesser extent training revenues, both of which require more personnel costs and provide lower gross margins than our maintenance services.

 Operating Expenses

   Research and Development. Research and development expenses increased 17.4% to $5.7 million for fiscal 2000 from $4.9 million for fiscal 1999. The increase was primarily related to increased research and development staffing levels for developing new products and sustaining and upgrading existing products. As a percentage of total revenues, research and development expenses decreased to 29.6% for fiscal 2000 from 40.4% for fiscal 1999. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in research and development staffing levels relative to a higher level of revenues for fiscal 2000. The small dollar increase was the result of a leveling of research and development staff following a year of strong growth in headcount.

   Sales and Marketing. Sales and marketing expenses increased 85.2% to $7.5 million for fiscal 2000 from $4.1 million for fiscal 1999. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, the amortization of payments made in connection with our March 1999 agreement with Cadence and a significant increase in the level of advertising, tradeshow and other marketing activities. As a percentage of total revenues, sales and marketing expenses increased to 39.1% for fiscal 2000 from 33.8% for fiscal 1999. The increase as a percentage of total revenues was due to our additional investment of resources associated with developing a market for our OPNET IT Guru and OPNET Netbiz products, which were introduced in August 1998.

   General and Administrative. General and administrative expenses increased 5.5% to $2.1 million for fiscal 2000 from $2.0 million for fiscal 1999. The increased level of spending was primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 10.9% for fiscal 2000 from 16.5% in fiscal 1999.

 Interest and Other Income

   Interest and other income increased 10.1% to $414,000 for fiscal 2000 from $376,000 for fiscal 1999. Interest income increased 21.1% to $407,000 for fiscal 2000 from $336,000 for fiscal 1999 as a result of more cash being available for investments primarily from additional cash flow from operations in fiscal 2000. Other income decreased 82.5% to $7,000 for fiscal 2000 from $40,000 for fiscal 1999. Other income in fiscal 1999 was primarily related to proceeds from an insurance settlement. We had no debt outstanding in either period.

 Provision for Income Taxes

   The provision for income taxes for fiscal 2000 was $172,000. Our effective tax rate for fiscal 2000 was 23.0%. This rate was relatively low due to research and development tax credits available to us. The income tax benefit of $100,000 for fiscal 1999 resulted primarily from research and development tax credits for which we qualified during the year.

Liquidity and Capital Resources

   Since inception, we have funded our operations primarily through cash provided by operating activities. In September 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of March 31, 2001, we had cash and cash equivalents totaling $62.6 million.

   Cash provided by operating activities was $10.5 million, $4.1 million, and $312,000 for fiscal 2001, 2000 and 1999, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and increases in deferred revenue and accrued liabilities. The significant increase in cash provided by operations was attributable to our additional revenue growth, which has resulted in higher accounts receivable, deferred revenue and accrued liability balances.

   Cash used in investing activities was $11.1 million, $1.9 million, and $1.2 million for fiscal 2001, 2000 and 1999, respectively. The funds were used primarily to purchase property and equipment for our new corporate headquarters in Bethesda, Maryland and expenditures for purchased software. Cash used in investing activities also includes the cash portion of the purchase price of the NetMaker acquisition in March 2001. In fiscal 2000 and fiscal 1999, these funds were also used to purchase marketing support rights from Cadence.

   Cash provided by financing activities was $54.4 million, $88,000 and $64,000 for fiscal 2001, 2000 and 1999, respectively. The cash provided by financing activities in fiscal 2001 reflected the proceeds from our initial public offering, net of underwriting discounts and offering expenses, exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan. During fiscal 2000 and 1999, the cash provided by financing activities was primarily derived from the sale of common stock and from the exercise of stock options.

   We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2001. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland. There was no balance outstanding on this line of credit as of March 31, 2001. We plan to renew the line of credit upon its expiration in June 2001.

   We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products.

   We believe that our current cash and cash equivalents and cash generated from operations, along with available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Certain Factors That May Affect Future Results

   The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

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

 The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenues could decline

   We derive all of our revenues from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network management software does not continue to grow, we could face declining revenues, which could ultimately lead to our becoming unprofitable. The market for intelligent network management software solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

 We may not be able to grow our business if service providers do not buy our products

   A key element of our strategy is to increase sales to service providers, and our future performance will be significantly dependent upon increased adoption by service providers of our software products, including OPNET ServiceProvider Guru. Accordingly, the failure of our products to perform favorably in the service provider environment or to gain wider adoption by service providers could have a negative effect on our business and future operating results.

 If our newest products, OPNET IT Guru, OPNET Netbiz and OPNET ServiceProvider Guru, do not gain widespread market acceptance, our revenues might not increase and could even decline

   We expect to derive a substantial portion of our revenues in the future from OPNET IT Guru and OPNET Netbiz, both of which were released in August 1998, and OPNET ServiceProvider Guru, which we expect to become generally commercially available by June 30, 2001. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of OPNET IT Guru, OPNET Netbiz and OPNET ServiceProvider Guru. To date, we have not achieved widespread market acceptance of either OPNET IT Guru or OPNET Netbiz, and we have not yet begun shipping OPNET ServiceProvider Guru. In addition, if our OPNET Modeler product, which we have been selling since 1987, encounters declining sales, which could occur for a variety of reasons, including market saturation, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

 Our international operations subject our business to additional risks, which could cause our sales or profitability to decline

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

  . the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish more direct sales or support staff outside the United States;

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

   OPNET Modeler, OPNET IT Guru, and OPNET ServiceProvider Guru currently face or potentially will face competition from several sources, including:

  . software vendors with predictive network management offerings and application performance diagnosis solutions, such as Compuware;

  . consultants who offer predictive network management advisory services;
    and

  . customers who develop their own predictive network management capabilities, either internally or through outsourcing.

   OPNET Netbiz competes with solutions designed to facilitate and automate sales processes in general.

 If the Internet infrastructure does not grow as currently anticipated, sales of our OPNET Netbiz product may not grow and our revenues may decline

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

 Potential errors in our products and our inability to correct those errors could harm our reputation and could cause our customers to demand refunds from us or assert claims for damages against us

   Our software products could contain significant errors or bugs that may result in:

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

 If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

   In March 2001, we completed the NetMaker acquisition. We may continue to acquire or make investments in companies, products, or technologies if opportunities arise. Any acquisitions could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None.

                                    PART III

   Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 11, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Executive Officers and Directors--The information in the section entitled "Executive Officers, Directors and Key Employees of the Registrant" in
Part I hereof is incorporated herein by reference.

   (b) Directors--The information in the section entitled "Election of Directors" in the Proxy Statement is incorporated herein by reference.

   The disclosure required by Item 405 of Regulations S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information in the sections entitled "Compensation of Executive Officers", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in the section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

   (a) The following documents are filed as part of this Form 10-K:

    1. Financial Statements. The following financial statements of OPNET Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   33
Consolidated Balance Sheets as of March 31, 2001 and 2000................   34
Consolidated Statements of Operations for the years ended March 31, 2001,
 2000, and 1999..........................................................   35
Consolidated Statements of Cash Flows for the years ended March 31, 2001,
 2000, and 1999..........................................................   36
Consolidated Statements of Changes in Stockholders' Equity for the years
 ended March 31, 2001, 2000, and 1999....................................   37
Notes to Consolidated Financial Statements...............................   38

    2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   On March 23, 2001, the Registrant filed a Current Report on Form 8-K under
Item 5 (Other Events) announcing that on March 20, 2001, the Registrant entered into a definitive Asset Purchase Agreement (the "Asset Purchase Agreement") by and among the Registrant, OPNET Development Corp., a wholly-owned subsidiary of the Registrant (the "Sub"), Make Systems, Inc. ("Make"), and, with respect to only certain specified provisions, Metromedia Company, whereby the Sub was to acquire substantially all of the assets and operations of the Cary, North Carolina-based NetMaker division of Make ("NetMaker").

   On April 4, 2001, the Registrant filed a Current Report on Form 8-K under
Item 2 (Acquisition or Disposition of Assets) announcing that on March 30, 2001 the Registrant completed its previously announced acquisition of substantially all of the assets and operations of NetMaker pursuant to the Asset Purchase Agreement.

   On June 13, 2001, the Registrant filed an Amendment No. 1 to Current Report on Form 8-K/A to file under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) historical financial statements of NetMaker and pro forma financial information reflecting the acquisition of NetMaker.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2001.

                                          Opnet Technologies, Inc.

                                                   /s/ Marc A. Cohen
                                          By: _________________________________
                                                       Marc A. Cohen
                                                 Chairman of the Board and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 29th day of June, 2001.

                   Signature                                        Title
                   ---------                                        -----

               /s/ Marc A. Cohen                Chairman and Chief Executive Officer
 _____________________________________________   (Principal Executive Officer)
                 Marc A. Cohen

               /s/ Alain J. Cohen               President, Chief Technology Officer and
 _____________________________________________   Director
                 Alain J. Cohen

             /s/ Joseph F. Greeves              Senior Vice President and Chief Financial
 _____________________________________________   Officer (Principal Financial and Accounting
               Joseph F. Greeves                 Officer)

               /s/ Bruce R. Evans               Director
 _____________________________________________
                 Bruce R. Evans

               /s/ Steven G. Finn               Director
 _____________________________________________
              Steven G. Finn, PhD

             /s/ William F. Stasior             Director
 _____________________________________________
               William F. Stasior

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OPNET Technologies, Inc.
Bethesda, Maryland

   We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the "Company"), as of March 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia
April 27, 2001

                            OPNET TECHNOLOGIES, INC.

                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                 March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                           ASSETS


Current assets:
 Cash and cash equivalents................................... $62,623  $ 8,765
 Accounts receivable, net of $113 and $100 in allowance for
  doubtful accounts at March 31, 2001 and 2000,
  respectively...............................................   4,515    2,873
 Unbilled accounts receivable................................   1,406      339
 Refundable income taxes.....................................     332      476
 Deferred offering costs.....................................     --       400
 Deferred income taxes.......................................     546      101
 Prepaid expenses and other current assets...................   2,486      398
                                                              -------  -------
   Total current assets......................................  71,908   13,352
Deferred income taxes........................................     --        99
Property and equipment, net..................................   6,891    2,272
Intangible assets, net of $1,000 and $542 in accumulated
 amortization at March 31, 2001 and 2000, respectively.......   2,950      458
Goodwill.....................................................   9,754      --
Other assets:
 Deposits....................................................      75       62
 Loan to officer.............................................     231      231
 Purchased software, net of accumulated amortization of $744
  and $223 at March 31, 2001 and 2000, respectively..........     464      354
                                                              -------  -------
   Total assets.............................................. $92,273  $16,828
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable............................................ $   514  $   170
 Accrued liabilities.........................................   7,146    2,479
 Accrued income taxes........................................      93      --
 Deferred revenue............................................   7,681    3,591
                                                              -------  -------
   Total current liabilities.................................  15,434    6,240
Deferred rent................................................      59       30
Deferred revenue.............................................     311      142
Deferred income taxes........................................      15      --
                                                              -------  -------
   Total liabilities.........................................  15,819    6,412
                                                              -------  -------


Commitments and contingencies (note 10)


Series A redeemable convertible preferred stock, par value
 $0.001--No shares issued and outstanding at March 31, 2001,
 160 shares authorized, 145 issued and outstanding at March
 31, 2000, liquidation preference--$48.40 per share..........     --     6,948
                                                              -------  -------
Stockholders' equity:
Preferred stock--par value $0.001; 5,000 shares authorized;
 160 shares designated as Series A (above), No shares issued and outstanding at March 31, 2001, 145 issued and
 outstanding at March 31, 2000...............................     --       --
Common stock--par value $0.001; 100,000 shares authorized;
 24,901 and 17,079 shares issued at March 31, 2001 and 2000, respectively; 18,767 and 10,951 shares outstanding at March
 31, 2001 and 2000, respectively.............................      25       17
Additional paid-in capital...................................  70,708      623
Deferred compensation........................................    (180)    (287)
Retained earnings............................................   9,999    7,125
Accumulated other comprehensive income.......................       2      --
Treasury stock--6,134 and 6,128 shares at March 31, 2001 and
 2000, respectively..........................................  (4,100)  (4,010)
                                                              -------  -------
   Total stockholders' equity................................  76,454    3,468
                                                              -------  -------
     Total liabilities and stockholders' equity.............. $92,273  $16,828
                                                              =======  =======

                See notes to consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Year Ended March 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
Revenues:
  Software licenses................................ $18,939  $10,577  $ 6,715
  Services.........................................  14,005    8,658    5,288
                                                    -------  -------  -------
    Total revenues.................................  32,944   19,235   12,003

Cost of revenues:
  Software licenses................................     395      728      133
  Services.........................................   4,750    2,875    1,249
                                                    -------  -------  -------
    Total cost of revenues.........................   5,145    3,603    1,382
                                                    -------  -------  -------
Gross profit.......................................  27,799   15,632   10,621
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................   8,263    5,696    4,850
  Sales and marketing..............................  13,745    7,510    4,056
  General and administrative.......................   3,362    2,093    1,984
  Purchased in-process research and development....     770      --       --
                                                    -------  -------  -------
    Total operating expenses.......................  26,140   15,299   10,890
                                                    -------  -------  -------
Income (loss) from operations......................   1,659      333     (269)
Interest and other income (expense), net...........   2,788      414      376
                                                    -------  -------  -------
Income before provision (benefit) for income
 taxes.............................................   4,447      747      107
Provision (benefit) for income taxes...............   1,567      172     (100)
                                                    -------  -------  -------
Net income.........................................   2,880      575      207
Accretion of transaction costs on redeemable
 convertible preferred stock.......................      (6)     (14)     (14)
                                                    -------  -------  -------
Net income applicable to common shares............. $ 2,874  $   561  $   193
                                                    =======  =======  =======
Basic net income applicable per common share....... $   .18  $   .04  $   .02
                                                    =======  =======  =======
Diluted net income per common share................ $   .16  $   .04  $   .02
                                                    =======  =======  =======


                See notes to consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income.......................................  $  2,880  $   575  $   207
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization..................     1,396    1,229      568
   Write-off of property and software.............       --       --         3
   Deferred income taxes..........................      (331)     (64)    (414)
   Tax benefit from exercise of employee stock
    options.......................................       238      --       --
   In-process research and development............       770      --       --
   Expense related to employee stock options......       190       36      --
   Changes in assets and liabilities:
     Accounts receivable..........................    (2,409)     (39)    (939)
     Loans to employees...........................       --      (231)     --
     Prepaid expenses and other current assets....      (743)    (209)      46
     Refundable income taxes......................       144      (59)     (38)
     Deposits.....................................       (13)     (20)     --
     Accounts payable.............................       344        7       54
     Accrued liabilities..........................     3,883    1,496      434
     Accrued income taxes.........................        93      --       --
     Deferred revenue.............................     4,072    1,416      399
     Deferred rent................................        29      (10)      (8)
                                                    --------  -------  -------
      Net cash provided by operating activities...    10,543    4,127      312
                                                    --------  -------  -------
Cash flows from investing activities:
 Maturities of securities available for sale......       --       --       206
 Purchase of intangibles..........................       --      (500)    (500)
 Acquisition......................................    (4,905)     --       --
 Purchase of software.............................      (144)    (197)    (184)
 Proceeds from sale of property and equipment.....       --       --         2
 Purchase of property and equipment...............    (6,078)  (1,167)    (713)
                                                    --------  -------  -------
      Net cash used in investing activities.......   (11,127)  (1,864)  (1,189)
                                                    --------  -------  -------
Cash flows from financing activities:
 Proceeds from sale of common stock...............    59,800      --        60
 Costs incurred for initial public offering.......    (5,732)     (46)     --
 Proceeds from exercise of common stock options...       317      134        4
 Purchase of treasury stock.......................       (12)     --       --
 Issuance of common stock under employee stock
  purchase plan...................................        67      --       --
                                                    --------  -------  -------
      Net cash provided by financing activities...    54,440       88       64
                                                    --------  -------  -------
Effect of exchange rate changes on cash and cash
 equivalents......................................         2      --       --
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................    53,858    2,351     (813)
Cash and cash equivalents, beginning of year......     8,765    6,414    7,227
                                                    --------  -------  -------
Cash and cash equivalents, end of year............  $ 62,623  $ 8,765  $ 6,414
                                                    ========  =======  =======
Supplemental disclosure of cash flow information:
 Cash paid for income taxes during the year.......  $  1,425  $   566  $   353
                                                    ========  =======  =======
 Cash paid for interest...........................  $     36  $   --   $   --
                                                    ========  =======  =======
Supplemental disclosure of non cash activities:
 Conversion of preferred stock....................  $  6,954  $   --   $   --
                                                    ========  =======  =======
 Issuance of common shares for acquisition........  $  8,288  $   --   $   --
                                                    ========  =======  =======
 Accrued tenant allowance.........................  $  1,058  $   --   $   --
                                                    ========  =======  =======
 Obligation assumed for acquired intangibles......  $    --   $   --   $   500
                                                    ========  =======  =======
 Accrued offering costs...........................  $    --   $   354  $   --
                                                    ========  =======  =======

                See notes to consolidated financial statements.

                           OPNET TECHNOLOGIES, INC.

          Consolidated Statements of Changes in Stockholders' Equity
                                (in thousands)

                        Common Stock                   Treasury Stock                         Accumulated
                  ------------------------- Additional --------------                            Other         Total
                  Shares   Shares            Paid-In                     Deferred   Retained Comprehensive Stockholders'
                  Issued Outstanding Amount  Capital   Shares Amount   Compensation Earnings    Income        Equity
                  ------ ----------- ------ ---------- ------ -------  ------------ -------- ------------- -------------
Balance, April
 1, 1998........  16,759   10,631     $17    $   102   6,128  $(4,010)    $ --       $6,371      $--          $ 2,480
Net income......                                                                        207                       207
Share options
 exercised......      20       20                  4                                                                4
Common shares
 issued.........      30       30                 60                                                               60
Accretion of
 transaction
 costs on
 redeemable
 convertible
 preferred
 stock..........                                                                        (14)                      (14)
                  ------   ------     ---    -------   -----  -------     -----      ------      ----         -------
Balance, March
 31, 1999.......  16,809   10,681      17        166   6,128   (4,010)      --        6,564       --            2,737
Net income......                                                                        575                       575
Share options
 exercised......     270      270                134                                                              134
Deferred
 compensation on
 employee stock
 options........                                 323                       (323)                                  --
Amortization of
 deferred
 compensation on
 employee stock
 options........                                                             36                                    36
Accretion of
 transaction
 costs on
 redeemable
 convertible
 preferred
 stock..........                                                                        (14)                      (14)
                  ------   ------     ---    -------   -----  -------     -----      ------      ----         -------
Balance, March
 31, 2000.......  17,079   10,951      17        623   6,128   (4,010)     (287)      7,125       --            3,468
Net income......                                                                      2,880                     2,880
Foreign currency
 translation....                                                                                    2               2
                                                                                                              -------
Total
 comprehensive
 income.........                                                                                                2,882
Proceeds from
 sale of common
 stock, net of
 expenses of
 $5,732.........   4,600    4,600       5     54,063                                                           54,068
Conversion of
 Series A
 redeemable
 convertible
 stock..........   2,172    2,172       2      6,952                                                            6,954
Share options
 exercised......     395      395                317                                                              317
Share options
 cancelled......                                 (10)                        10                                   --
Common shares
 issued for
 Employee Stock
 Purchase Plan..       5        5                 67                                                               67
Issuance of
 shares for
 acquisition....     650      650       1      8,287                                                            8,288
Tax benefit from
 exercise of
 stock options..                                 238                                                              238
Purchase of
 treasury
 stock..........               (6)               171       6      (90)                                             81
Amortization of
 deferred
 compensation on
 employee stock
 options........                                                             97                                    97
Accretion of
 transaction
 costs on
 redeemable
 convertible
 preferred
 stock..........                                                                         (6)                       (6)
                  ------   ------     ---    -------   -----  -------     -----      ------      ----         -------
Balance, March
 31, 2001.......  24,901   18,767     $25    $70,708   6,134  $(4,100)    $(180)     $9,999      $  2         $76,454
                  ======   ======     ===    =======   =====  =======     =====      ======      ====         =======

                See notes to consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Years Ended March 31, 2001, 2000 and 1999

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   OPNET Technologies, Inc. ("OPNET" or the "Company") provides network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. The Company's product suite consists of three primary software products: OPNET Modeler, OPNET IT Guru, and OPNET Netbiz. The Company sells its OPNET suite of products to service providers, including telecommunications carriers, internet service providers, application service providers, large and medium-sized organizations, and network equipment manufacturers. The Company markets its product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company markets its products primarily through third-party distributors and through its wholly owned subsidiary, OPNET Technologies Societe Par Actions Simplifiee, in Paris, France ("OPNET Technologies SAS").

   (a) Principles of Consolidation--The financial statements include the results of OPNET Technologies, Inc. and its wholly-owned subsidiaries, OPNET Technologies SAS, OPNET Development Corp., OPNET Technologies Limited and MIL 3 International Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (b) Estimates and Assumptions--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c) Cash and Cash Equivalents--The Company considers deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments are primarily composed of overnight repurchase agreements, money market funds, obligations issued by various federal governmental agencies and commercial paper. Cash equivalents are stated at amortized cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Marketable securities are classified as held-to-maturity and are reported at amortized cost plus accrued interest.

   (d) Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company generally does not require collateral on accounts receivable as the majority of its customers are large, well-established companies, or government entities.

   The Company maintains its cash balance at several financial institutions, including a brokerage firm. The Federal Deposit Insurance Corporation insures the bank accounts up to $100,000. Although balances exceed that amount, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

   (e) Software Development Costs--Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Through March 31, 2001, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

                            OPNET TECHNOLOGIES, INC

   (f) Purchased Software--Purchased software is amortized on a straight-line basis, generally over five years. Amortization expense for fiscal years 2001, 2000 and 1999 was $127,000, $100,000 and $76,000, respectively.

   (g) Property and Equipment--Property and equipment are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally ranging from five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the term of the related lease. Repairs and maintenance are expensed as incurred; major improvements and betterments are capitalized.

   (h) Intangible Assets--Intangible assets consist primarily of goodwill, other acquisition-related intangible assets and marketing support rights that were acquired from another company under a two-year contract. Goodwill and intangible assets are originally recorded at cost and amortized on a straight-line basis over periods ranging from two to 10 years.

   (i) Impairment of Long-Lived Assets--The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the event an evaluation of recoverability is required, the estimated future undiscounted net cash flows of the assets would be compared to the carrying amounts of the assets to determine if a write-down is required.

   (j) Revenue Recognition-- The Company derives revenues principally from two sources, product license fees for the use of the OPNET technology-based software products, primarily OPNET IT Guru, OPNET Modeler and OPNET Netbiz, and service fees.

   The Company recognizes revenue based on the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and SOP 98-9) and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Software license revenues consist of perpetual and term license sales of software products and royalty income. For the OPNET IT Guru and OPNET Modeler products, as well as the sale of OPNET Netbiz products that do not include significant modifications to the software that are essential to the functionality of the arrangement, software license revenues are recognized upon persuasive evidence of an arrangement, delivery and acceptance of the software, and when collection of a fixed or determinable license fee is considered probable. When the initial sale of the OPNET Netbiz product requires the Company to make significant modifications to the software product that are essential to its functionality, software license revenues are recognized along with consulting fees on a percentage-of-completion basis as the modifications are performed, as described below. Royalty income is derived from the sale of Company products by third parties whereby the third party distributes the product under its own name. The Company receives a stipulated percentage of all such sales. Royalty income is recognized at the time at which the sale is communicated to the Company by the third party. The Company's policy is not to allow returns because it allows its customers to evaluate the Company's software products before purchases.

   Service revenues consist of fees from maintenance and technical support agreements, consulting services and training. Service revenues from implementation and customization services that include significant modifications to the software by the Company that are essential to the customer's use are bundled with the software and the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, although both software license revenues and service revenues are recognized using the percentage-of-completion method where vendor-specific objective evidence exists for each element, software license revenues are separated from service revenues and classified accordingly in the statement of operations. Percentage-of-completion is measured by the percentage of implementation and customization hours incurred to the estimated total implementation and customization hours. In addition, revenues from consulting services are

                            OPNET TECHNOLOGIES, INC
also measured by the relationship of hours incurred to the estimated total hours of the contract. Revisions in estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident. Training is provided on a daily-fee basis with revenue recognized as the services are performed. Maintenance agreements provide for technical support and periodic unspecified product upgrades. Maintenance revenue is deferred and recognized on a straight-line basis over the term of the agreement; amounts received in advance of revenue recognition are classified as deferred revenue.

   Where software licenses are bundled with the sale of maintenance or other services, the Company determines vendor-specific objective evidence ("VSOE") of fair value for each element of the arrangement. For maintenance, VSOE is based upon either the renewal rate specified in each contract or the price charged or to be charged when sold separately. Both the renewal rate and price when sold separately are in accordance with the Company's price list. For software licenses, VSOE is based upon the price charged or to be charged when sold separately, which is in accordance with the Company's standard price list. The Company's standard price list specifies prices applicable to each level of volume purchased and are applicable when the products are sold separately. VSOE for consulting and implementation services is based upon the rates charged for these services when sold separately. Discounts are applied proportionately to each element included in the arrangement based on each element's fair value without regard to the discount. In circumstances where VSOE is determinable for all undelivered elements but is not available for the delivered elements, the Company uses the residual method to recognize revenue on the delivered elements. Discounts, if any, are applied to the delivered elements if the residual method is used. However, where VSOE for undelivered elements of a multiple element arrangement are not determinable, revenue on the arrangement is entirely deferred until either VSOE is determinable or all elements are delivered. If the only undelivered element is maintenance for which the Company is unable to establish VSOE, all revenue is recognized ratably over the maintenance period.

   The Company sells off-the-shelf software licenses and maintenance to distributors at a predetermined price. The Company provides technical support and maintenance to the distributors and the distributors provide support to the end customer. Revenue on these sales is recorded in the same manner as all other software license and maintenance sales. These sales are not contingent upon the distributors' resale of the software to the end user.

   (k) Income Taxes--The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value under generally accepted accounting principles and the tax basis of assets and liabilities using enacted tax rates for the period in which the difference is expected to reverse.

   (l) Advertising Costs--Advertising costs are expensed as incurred and were $587,000, $533,000 and $373,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

   (m) Foreign Currency Transactions--Revenues denominated in foreign currencies are translated at the prevailing exchange rate at the time of the transaction. Gain or loss on foreign exchange is reported in the Consolidated Statements of Operations.

   (n) Foreign Currency Translation--The results of operations for the Company's international subsidiaries are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of accumulated other comprehensive income in stockholder's equity.

   (o) Net Income Per Share--Basic net income per share has been computed using the weighted average number of common shares and participating preferred shares outstanding during the period; diluted net income per share includes dilutive stock options.

                            OPNET TECHNOLOGIES, INC

   In April 2001, the Emerging Issues Task Force rendered an interpretation, Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," which stipulates that participating convertible securities should be included in the computation of basic earnings per share. The Company has restated basic earnings per share for fiscal years 2000 and 1999 in accordance with this interpretation.

   (p) Comprehensive Income--In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires the Company to report and display certain information related to comprehensive income and its components. Comprehensive income includes net income and other comprehensive income. For the year ended March 31, 2001, comprehensive income for the Company was $2.9 million and included accumulated foreign currency translation gains of $2,000.

   (q) Stock-Based Compensation--In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As permitted by SFAS 123, the Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. Pro forma net income and pro forma net income per share disclosures are provided for employee stock option grants made in fiscal years 2001, 2000 and 1999 as if the fair-value-based method defined in SFAS 123 had been applied (see Note 14).

   (r) Redeemable Convertible Preferred Stock--The Company accretes the increase in the redemption value of its Series A redeemable convertible preferred stock through a charge to retained earnings based upon the redemption dates prescribed in the Amended and Restated Certificate of Incorporation. The period of accretion began on the September 1997 issuance date and ended in August 2000, upon the automatic conversion of all such shares upon the closing of the Company's initial public offering (see Note 8).

   (s) Reclassifications--Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

   (t) Recently Issued Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standards No. 137 and No. 138, this standard will be effective for the fiscal years and quarters beginning after March 31, 2001, and requires that the Company recognize all qualifying derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has evaluated this statement and it did not have a material impact on its financial position or results of operation.

2. ACQUISITION

   On March 30, 2001, OPNET Development Corp., a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets and operations of the NetMaker division of Make Systems, Inc., pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated March 20, 2001.

   The aggregate purchase price for the acquisition was approximately $14.2 million and, pursuant to the Asset Purchase Agreement, the Company issued 650,000 shares of OPNET common stock and agreed to pay $5.0 million in cash in exchange for the above described assets. The cash component of the acquisition price was available from cash on hand. Of the cash payable pursuant to the Asset Purchase Agreement, $800,000 will be held in escrow for a period of one year to secure certain indemnification obligations.

                            OPNET TECHNOLOGIES, INC

   The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in our consolidated results from the acquisition date. The assets acquired and liabilities assumed as part of the transaction were recorded at estimated fair values. Independent valuations were obtained to determine the fair value of the net assets acquired and to allocate the purchase price. The purchase price allocation resulted in a $770,000 charge to earnings for the fair value of acquired in-process research and development that had not reached technological feasibility, $3.0 million for identifiable intangible assets including intellectual property and workforce, $725,000 in net tangible assets acquired and the excess purchase price of $9.8 million over the fair value of assets acquired was allocated to goodwill. The purchase price allocation is preliminary and subject to adjustment. The Company withheld $210,000 of the purchase price to provide for adjustments, if any, related to the completion of the closing balance sheet audit. The Company does not expect such adjustments, if any, to be material.

   The following unaudited pro forma financial information for the years ended March 31, 2001 and 2000, assumes the acquisition of the NetMaker division occurred as of the beginning of the respective year, after giving effect to certain adjustments, including the amortization of intangible assets. Further, the pro forma results of operations do not include the write-off of in-process research and development and the related tax effects. The effects of the combined pro forma statements resulted in a net loss before income taxes and as a result, pro forma net loss excludes any provision or benefit for income taxes. The unaudited pro forma financial information includes the NetMaker division's results of operations as presented in NetMaker's Statements of Net Revenues and Direct Operating Expenses for the years ended December 31, 2000 and 1999. The financials for the NetMaker division exclude certain expenses not directly attributable to the NetMaker division and therefore do not represent a full financial statement presentation of the NetMaker division and are not necessarily indicative of the operating results had the NetMaker division operated on a standalone basis. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future, or that would have occurred if the business combination had been in effect on the dates indicated.

                                                                2001     2000
                                                               -------  -------
                                                               (in thousands,
                                                                 except per
                                                                 share data)
     Revenues................................................  $34,764  $23,413
     Net loss................................................     (180)  (2,552)
     Diluted net loss per share..............................     (.01)    (.17)

3. GOODWILL AND INTANGIBLE ASSETS

   At March 31, 2001 and 2000, goodwill and other intangible assets and related accumulated amortization were as follows (dollars in thousands):

                                                   Useful Lives
                                                     (years)     2001     2000
                                                   ------------ -------  ------
Goodwill..........................................      10      $ 9,754  $  --
Developed technology..............................       5        2,000     --
Assembled workforce...............................       3          950     --
Other intangibles.................................       2        1,000   1,000
                                                                -------  ------
Total.............................................               13,704   1,000
Less: accumulated amortization....................               (1,000)   (542)
                                                                -------  ------
Intangible assets-net.............................              $12,704  $  458
                                                                =======  ======

                            OPNET TECHNOLOGIES, INC

   Other intangibles consist of the distribution channel and rights to a royalty stream, as well as marketing support rights, acquired by the Company for $1.0 million pursuant to the terms of an agreement, effective March 1, 1999. The agreement was for a two-year period and expired in March 2001. The Company paid $500,000 in cash at closing and the balance was paid during fiscal year 2000. The Company amortized the cost over the two-year minimum period, using the straight-line method.

4. PROPERTY AND EQUIPMENT

   At March 31, 2001 and 2000, property and equipment were as follows (in thousands):

                                                                2001     2000
                                                               -------  -------
   Computer equipment......................................... $ 4,943  $ 2,584
   Leasehold improvements.....................................   3,368       62
   Office furniture and equipment.............................   1,573    1,016
                                                               -------  -------
     Total....................................................   9,884    3,662
   Less: accumulated depreciation.............................  (2,993)  (1,390)
                                                               -------  -------
   Property and equipment-net................................. $ 6,891  $ 2,272
                                                               =======  =======

   Depreciation expense for fiscal years 2001, 2000, and 1999 was $938,000, $729,000 and $450,000, respectively.

5. ACCRUED LIABILITIES

   Accrued liabilities consisted of the following at March 31, 2001 and 2000 (in thousands):

                                                                   2001   2000
                                                                  ------ ------
   Accrued compensation and bonuses.............................. $3,920 $1,731
   Acquisition-related accruals..................................  1,184    --
   Accrued capital expenditures..................................  1,410    --
   Other.........................................................    632    748
                                                                  ------ ------
     Total....................................................... $7,146 $2,479
                                                                  ====== ======

6. INCOME TAXES

   The components of the provision for income taxes for the years ended March 31, 2001, 2000 and 1999, were as follows (in thousands):

                                                            2001   2000  1999
                                                           ------  ----  -----
   Current provision:
     Federal.............................................  $1,345  $158  $ 238
     State...............................................     553    78     76
                                                           ------  ----  -----
       Total current provision...........................   1,898   236    314
                                                           ------  ----  -----
   Deferred (benefit) provision:
     Federal.............................................    (249)  (69)  (323)
     State...............................................     (82)    5    (91)
                                                           ------  ----  -----
       Total deferred benefit............................    (331)  (64)  (414)
                                                           ------  ----  -----
       Total (benefit) provision for income taxes........  $1,567  $172  $(100)
                                                           ======  ====  =====

                            OPNET TECHNOLOGIES, INC

   At March 31, 2001 and 2000, respectively, the components of the Company's deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                   2001   2000
                                                                   -----  -----
   Deferred tax assets:
     Accrued vacation expense..................................... $ 134  $  68
     Deferred revenue.............................................   322    361
     In-process research and development..........................   285    --
     Deferred rent................................................    22      9
     Deferred tax credits.........................................   --      85
     Nonqualified option exercises................................    18    --
     Other temporary differences..................................    42     31
                                                                   -----  -----
       Total deferred tax assets..................................   823    554
                                                                   -----  -----
   Deferred tax liabilities:
     Cash to accrual conversion...................................   --    (145)
     Accelerated depreciation.....................................  (264)  (161)
     Other temporary differences..................................   (28)   (48)
                                                                   -----  -----
       Total deferred tax liabilities.............................  (292)  (354)
                                                                   -----  -----
       Net deferred tax assets.................................... $ 531  $ 200
                                                                   =====  =====

   The provision for income taxes for fiscal years 2001, 2000 and 1999 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                                               2001  2000  1999
                                                               ----  ----  ----
   Statutory U.S. Federal rate................................  34%   34%    34%
     Increase (decrease) in taxes resulting from:
       State income taxes--net of Federal benefit.............   7     7      7
       Tax credits............................................  (8)  (22)  (141)
       Other permanent differences--net.......................   2     4      7
                                                               ---   ---   ----
   Effective tax rate.........................................  35%   23%   (93)%
                                                               ===   ===   ====

7. INITIAL PUBLIC OFFERING

   On August 1, 2000, the Company's registration statement for its initial public offering of 4,000,000 shares of Common Stock became effective. The offering closed on August 7, 2000, yielding proceeds of approximately $46,814,000 after deducting underwriting discounts and commissions and offering expenses payable by the Company. The underwriters of the offering also exercised their over-allotment option to purchase an additional 600,000 shares, which closed on August 9, 2000, raising an additional $7,254,000 in net proceeds to the Company. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock was converted into 2,171,769 shares of Common Stock as discussed in Note 8.

   On June 27, 2000, in connection with the Company's initial public offering of common stock, the Board of Directors approved a three-for-two split of common stock. All references to the number of common shares and per share amounts have been restated to reflect the effect of the split for all periods presented.

   On July 28, 2000, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized capital stock of the Company to

                            OPNET TECHNOLOGIES, INC

105,160,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share, 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share and 160,000 shares of Series A redeemable convertible preferred stock, par value of $0.001.

   On August 7, 2000, the Company filed its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to adjust the authorized capital stock of the Company to 105,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of undesignated preferred stock, par value of $0.001 per share.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On September 30, 1997, the Company entered into a Series A Redeemable Convertible Preferred Stock Purchase Agreement (the "Agreement") with two investors. The Company authorized 160,000 shares of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") and issued and sold 144,640 shares, $.001 par value, for $7,001,000. Each holder of Series A Preferred Stock is entitled to vote on all matters to be taken before the stockholders of the Company and is entitled to the number of votes equal to the number of whole shares of Common Stock into which such holder's shares of Series A Preferred Stock could be converted on the record date for the determination of shareholders entitled to vote on such matter.

   Any share of the Series A Preferred Stock may, at the option of the holder, be converted at any time into fully paid and nonassessable shares of Common Stock. The number of shares of Common Stock to which a holder of Series A Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the Applicable Conversion Rate by the number of shares of Series A Preferred Stock being converted. The Conversion Rate is defined as the quotient obtained by dividing the "Initial Purchase Price" of $48.40 by the Applicable Conversion Value which (after giving effect to the Company's ten-for-one and three-for-two common stock splits) is $3.23 per share at March 31, 2000. The Applicable Conversion Value may be adjusted from time to time upon certain conditions such as sale of Common Stock, issuance of warrants, options, and rights to Common Stock, and extraordinary Common Stock events.

   The holders of record of outstanding Series A Preferred Stock shall be entitled to receive, out of any assets of the Company legally available therefore, such dividends as may from time to time be declared by the Company's board of directors. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution may be made with respect to the Common Stock or any other series of capital stock, holders of each outstanding share of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to holders of the Company's capital stock of all classes, an amount equal to the "Initial Purchase Price" of each share of Series A Preferred Stock, as adjusted for any stock split or combination, reclassification, or similar event (as so adjusted the "Liquidation Amount"). The "Initial Purchase Price" per share of the Series A Preferred Stock, as issued as of September 30, 1997, is $48.40.

   The Series A Preferred Stock shall automatically be converted into Common Stock upon the occurrence of a "Qualified Public Offering," which shall mean an underwritten public offering of capital stock of the Company pursuant to an effective registration statement under the Securities Act of 1933, as amended, with gross proceeds in excess of $20,000,000 and an offering price per share of such capital stock at least three times the then-existing applicable conversion value of the Series A Preferred Stock.

   At the written election of the holders of more than 50% of the then outstanding shares of Series A Preferred Stock given during the thirty-day period commencing on each of October 1, 2002, 2003, 2004, 2005, the Company shall (1) redeem pro rata from all holders of Series A Preferred Stock within 60 days of its receipt of such election, 25% of the shares of Series A Preferred Stock outstanding on October 1, 1997 or (2)

                            OPNET TECHNOLOGIES, INC
redeem all outstanding shares of Series A Preferred Stock concurrently with the occurrence of a "liquidity event," which is defined as (1) the liquidation, winding up or dissolution of the Company, (2) the sales of all or substantially all of the assets of the Company, or (3) the merger or consolidation of the Company with or into another entity. The redemption amount is based upon the Liquidation Amount for purposes of these redemptions.

   Each outstanding share of Series A Preferred Stock must be redeemed by the Company within the 60-day period following receipt by the Company of written notice from the holders of more than 50% of the outstanding shares of such class, given during the 12 month period commencing on October 1, 2005, at a per share price equal to the higher of (a) the Liquidation Amount, or (b) the fair market value of such share. The fair market value of the Series A Preferred Stock shall be determined by negotiation between the Company and the holders of the Series A Preferred Stock or by an independent appraisal.

   The difference between the carrying amounts of the Series A Preferred Stock of $6,934,000 and $6,948,000 as of March 31, 1999 and 2000, respectively, and the redemption amount of $7,001,000 based upon the liquidation amount, represents the cost of issuance. This amount was being accreted pro rata over the period beginning on the September 1997 issuance date and ending on the prescribed redemption dates beginning October 2002 and continuing through October 2005. Upon closing of the Company's initial public offering as disclosed in Note 7, the Series A Preferred Stock, net of unamortized issue costs of $47,000, was automatically converted into common stock.

9. RELATED PARTY TRANSACTIONS

   The Company sells consulting services to a certain customer through another company, which is wholly-owned by one of the executive officers of the Company. Such sales totaled $94,000 during fiscal year 2001, $98,000 during fiscal year 2000 and $36,000 during fiscal year 1999. The Company had no accounts receivable balance due from the other company as of March 31, 2001 and 2000.

10. COMMITMENTS AND CONTINGENCIES

   On June 2, 2000, the Company executed a new office lease agreement and relocated its corporate and principal operational offices to Bethesda, Maryland. The Company took possession of the premises, consisting of approximately 60,000 square feet of office space, in February 2001. The lease is for ten years with two five-year renewal options. The first year rent will be approximately $2,267,000 and is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $3,400,000 (in the form of a bank letter of credit, as discussed below), which is subject to annual reductions based upon meeting certain minimum financial requirements.

                            OPNET TECHNOLOGIES, INC

   In addition, OPNET leases office space under noncancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal years 2001, 2000 and 1999 was $1,182,000, $710,000 and
$677,000, respectively. At March 31, 2001, future minimum lease payments required under noncancelable leases were as follows (in thousands):

     Year ending March 31,
     ---------------------
     2002.............................................................. $ 2,527
     2003..............................................................   2,576
     2004..............................................................   2,494
     2005..............................................................   2,529
     2006..............................................................   2,565
     Thereafter........................................................  13,518
                                                                        -------
       Total minimum lease payments.................................... $26,209
                                                                        =======

11. CREDIT AGREEMENTS

   On June 10, 2000, the Company entered into a $5,000,000 line of credit facility, with a commercial bank, which expires in June 2001. The line of credit allows the Company to use the funds for corporate borrowings and issuance of letters of credit up to a maximum of $5,000,000. The Company used the facility to issue a letter of credit for approximately $3,400,000 to satisfy the security deposit requirements for its new corporate office facilities lease, as discussed above.

   The outstanding principal balance on the credit facility is payable in June 2001 with interest payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the agreement. The credit facility also has a renewal option for one additional year provided the Company meets certain conditions by the original maturity date.

   The credit facility is collateralized by certain assets of the Company. There are also certain financial ratios and conditions that the Company must maintain under the terms of the loan agreement, as well as certain covenants with which the Company must comply. As of March 31, 2001, the Company had no balance outstanding under its line of credit. The Company plans to renew the line of credit upon its expiration in June 2001.

12. RETIREMENT PLAN

   Effective August 1, 1993, OPNET established a 401(k) retirement plan (the "Plan") covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions, and may make discretionary and extra contributions. Employee contributions and extra contributions made by the Company are 100% vested immediately. In general, matching and discretionary contributions made by the Company vest ratably over a five-year period. The Company's expense under this Plan for fiscal years 2001, 2000 and 1999 were $386,000, $236,000 and $140,000, respectively.

13. NET INCOME PER COMMON SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. In April 2001, the Emerging Issues Task Force rendered an interpretation, Topic No. D-95,

                            OPNET TECHNOLOGIES, INC

"Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share" which stipulates that participating convertible securities should be included in the computation of basic earnings per share. The Company has restated basic earnings per share for fiscal years 2000 and 1999 in accordance with this interpretation. The effect on basic earnings per share was a $.01 reduction in fiscal year 2000. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares and participating preferred shares outstanding for the period. Diluted earnings per share is to reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

   The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years 2001, 2000 and 1999:

                                               2001        2000        1999
                                            ----------- ----------- -----------
   Income (Numerator):
     Net income applicable to common
      shares..............................  $ 2,874,000 $   561,000 $   193,000
     Plus:
     Accretion of transaction costs on
      redeemable convertible preferred
      stock...............................        6,000      14,000      14,000
                                            ----------- ----------- -----------
     Net income (basic and diluted).......  $ 2,880,000 $   575,000 $   207,000
                                            =========== =========== ===========
   Shares (Denominator):
     Weighted average shares outstanding..   15,672,901  10,740,287  10,661,006
     Plus:
     Participating redeemable convertible
      preferred stock.....................      767,557   2,171,769   2,169,600
                                            ----------- ----------- -----------
     Weighted average shares outstanding
      (basic).............................   16,440,458  12,912,056  12,830,606
     Plus:
     Effect of other dilutive securities--
      Options.............................    1,537,022   1,455,315     795,417
                                            ----------- ----------- -----------
     Weighted average shares outstanding
      (diluted)...........................   17,977,480  14,367,371  13,626,023
                                            =========== =========== ===========
   Net income per common share:
     Basic net income applicable per
      common share........................  $       .18 $       .04 $       .02
     Diluted net income per common share..  $       .16 $       .04 $       .02

14. EQUITY BASED COMPENSATION PLANS

   The 2000 Stock Incentive Plan (the "2000 Plan") provides for the granting of incentive and nonqualified stock options to purchase up to 2,792,061 shares of common stock of the Company. Beginning with the 2001 calendar year and continuing through the term of the 2000 Plan, the number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,000,000 shares. The option price must be equal to or greater than the fair market value, as determined by the Board of Directors. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant.

   The 1993 Incentive Stock Option Plan (the "1993 Plan") provides for the granting of incentive stock options to purchase up to 3,000,000 shares of common stock of the Company. The option price must be equal to or greater than the fair market value, as determined by the 1993 Plan Committee. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

                            OPNET TECHNOLOGIES, INC

   During fiscal year 1999, the Company also granted stock options under three separate nonqualified stock option agreements. These options were granted for a ten-year period and vest over three years.

Option transactions were as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
Options outstanding, March 31, 1998......................... 1,329,282   $ 0.61
  Options granted...........................................   624,976     1.87
  Options exercised.........................................   (19,500)    0.16
  Options canceled..........................................  (123,144)    0.72
                                                             ---------
Options outstanding, March 31, 1999......................... 1,811,614     1.04
  Options granted...........................................   260,260     2.57
  Options exercised.........................................  (270,176)    0.50
  Options canceled..........................................   (36,758)    2.28
                                                             ---------
Options outstanding, March 31, 2000......................... 1,764,940     1.32
  Options granted........................................... 1,228,363    13.43
  Options exercised.........................................  (395,314)    0.80
  Options canceled..........................................  (137,675)    6.26
                                                             ---------
Options outstanding, March 31, 2001......................... 2,460,314     7.18
                                                             =========
Options exercisable, March 31, 2001.........................   186,687     1.83
                                                             =========
Options available for future grant, March 31, 2001.......... 2,152,211
                                                             =========

   At March 31, 2001, options outstanding were as follows:

                                                                             Weighted Average
      Exercise                     Number                                       Remaining
       Price                     Outstanding                                 Contractual Life
      --------                   -----------                                 ----------------
      $ 0.269                        7,500                                         5.01 years
        0.358                      375,765                                         3.06
        1.467                      411,155                                         4.13
        2.000                      435,681                                         5.46
        4.000                       65,813                                         8.76
        9.656                       41,500                                         9.73
       10.688                       83,750                                         9.98
       12.000                      535,902                                         9.22
       13.000                      206,250                                         9.34
       13.200                       66,648                                         9.25
       19.500                      230,350                                         9.54

   The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted for the year ended March 31, 1999, using the minimum value method permitted by SFAS No. 123 for nonpublic entities. For fiscal years 2000 and 2001, the Company estimated its volatility based upon the volatility of comparable public companies and the Company's historical stock prices. The weighted average fair value at date of grant for options granted during fiscal years 2001, 2000 and 1999 was $9.40, $3.01 and $0.29 per share, respectively.

                            OPNET TECHNOLOGIES, INC

   The weighted average assumptions used for options granted during fiscal years 2001, 2000 and 1999 were as follows:

                                                       2001     2000     1999
                                                      -------  -------  -------
   Risk-free interest rate...........................    5.95%    5.90%    4.78%
   Expected dividend yield...........................    0.00%    0.00%    0.00%
   Expected life..................................... 4 years  4 years  4 years
   Volatility factor.................................      92%      82%     --

   The pro forma effects of applying SFAS No. 123 for fiscal years 2001, 2000 and 1999 would be as follows (in thousands, except per share data):

                                                                2001  2000 1999
                                                               ------ ---- ----
   Pro forma net income....................................... $1,687 $461 $174
   Pro forma net income per share--basic...................... $  .10 $.04 $.02
   Pro forma net income per share--diluted.................... $  .09 $.03 $.01

   At various dates during the year ended March 31, 2000, the Company granted a total of 260,260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The Company recorded compensation expense relating to those options of $107,000 and $36,000 for the year ended March 31, 2001 and 2000, respectively, resulting in a remaining deferred compensation balance of $180,000 at March 31, 2001.

   During fiscal year 2001, a non-employee of the Company rescinded his exercise of 6,000 nonqualified stock options. The Company agreed to reacquire the shares previously issued under the option exercise and granted 6,000 new options at the same exercise price with a weighted average fair value of $80,000. Under Topic No. D-93, Accounting for the Rescission of the Exercise of Employee Stock Options, for rescission transactions prior to January 1, 2001, the Company may account for the rescission transaction as a modification of the original options resulting in a new measurement date. As a result, the Company recorded additional compensation cost of $93,000. The Company recognized the additional compensation cost on the date of the rescission.

   On January 20, 2000, the Company accelerated the vesting of an executive officer's options to purchase 150,000 shares of common stock. The vesting was accelerated as a consideration to the officer because the related stock options were initially intended to be incentive stock options, but were actually non-qualified stock options under section 422 of the Internal Revenue Code. Absent this acceleration, management believes that it is unlikely the options would expire unexerciseable. The officer exercised the option in full on that date and borrowed $231,024 from the Company to pay income taxes incurred by him upon purchasing the shares under the option, as evidenced by a promissory note. The Company has agreed to make additional loans to the officer if it is subsequently determined that he owes additional taxes in connection with the purchase of the shares. The current and any subsequent borrowings under this agreement bear interest at an annual rate of 6% and are due on the earlier of the second anniversary of the date of issuance of the note or the first anniversary of the Company's initial public offering. In addition, the note gives full recourse to the Company against all of the officer's assets. The Company fully intends to exercise this recourse if necessary.

                            OPNET TECHNOLOGIES, INC

   Compensation expense related to stock options for subsequent years is as follows (in thousands):

      Year ending March 31,
      ---------------------
      2002................................................................ $ 90
      2003................................................................   65
      2004................................................................   25
                                                                           ----
        Total compensation expense........................................ $180
                                                                           ====

   During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"), which provides all eligible employees of the Company, including members of the Board of Directors who are employees, to purchase up to a limited amount of shares, with a total limit of 300,000 shares of common stock of the Company. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 5,226 shares of the Company's stock were issued under the ESPP in fiscal year 2001.

   In addition to the above, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to Directors of the Company, who are not employees of the Company or any subsidiary of the Company, for up to a total of 225,000 shares of common stock of the Company. The option price must be equal to or greater than the fair market value, as determined by the Board of Directors.

15. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

   The Company operates in one industry segment, the development and sale of computer software programs and related services. No single customer accounted for 10% or more of the Company's accounts receivable or revenues as of or for the fiscal years ended March 31, 2001, 2000 or 1999. In addition, there were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenue. Substantially all assets are held in the United States for the fiscal years ended March 31, 2001, 2000 or 1999.

   Revenues by geographic destination and as a percentage of total revenues for fiscal years 2001, 2000 and 1999 are as follows (dollars in thousands):

                                                       2001     2000     1999
                                                      -------  -------  -------
   Geographic Area by Destination
   United States..................................... $25,566  $14,424  $ 8,572
   International.....................................   7,378    4,811    3,431
                                                      -------  -------  -------
                                                      $32,944  $19,235  $12,003
                                                      =======  =======  =======

                                                       2001     2000     1999
                                                      -------  -------  -------
   Geographic Area by Destination
   United States.....................................    77.6%    75.0%    71.4%
   International.....................................    22.4     25.0     28.6
                                                      -------  -------  -------
                                                        100.0%   100.0%   100.0%
                                                      =======  =======  =======

                            OPNET TECHNOLOGIES, INC

16. VALUATION AND QUALIFYING ACCOUNTS

   The following table sets forth activity in the Company's accounts receivable reserve accounts (in thousands):

                                     Balance at                       Balance at
                                     Beginning  Charges to              End of
                                     of Period   Expenses  Deductions   Period
                                     ---------- ---------- ---------- ----------
Year ended --
  March 31, 2001....................    $100       $ 25       $ 12       $113
  March 31, 2000....................     185         53        138        100
  March 31, 1999....................     --         185        --         185

   Deductions represent write-offs of receivables previously reserved.

17. QUARTERLY FINANCIAL DATA (Unaudited)

   The summarized quarterly financial data is as follows (in thousands, except per share data):

                          Mar.
                           31,   Dec. 31, Sep. 30, June 30, Mar. 31, Dec. 31, Sep. 30, June 30,
                         2001(1)   2000     2000     2000     2000     1999     1999     1999
                         ------- -------- -------- -------- -------- -------- -------- --------
Revenues................ $10,005  $8,735   $7,770   $6,434   $5,784   $5,105   $4,416   $3,930
Gross profit............   8,546   7,464    6,519    5,270    4,704    4,139    3,473    3,316
Income (loss) from
 operations.............     189     758      499      213      141       92       (9)     109
Net income..............     771   1,144      741      224      238      144       61      132
Basic net income
 applicable per common
 share(2)............... $   .04  $  .06   $  .05   $  .02   $  .02   $  .01   $  .00   $  .01
Diluted net income per
 common share........... $   .04  $  .06   $  .04   $  .02   $  .02   $  .01   $  .00   $  .01

--------
(1) The net income for the three months ended March 31, 2001 includes the write-off of in-process purchased research and development of $770,000 (see
    Note 2).
(2) Quarterly basic earnings per share data for all quarters except for the quarter ended March 31, 2001 have been restated in accordance with EITF Topic No. D-95 (see Note 1).

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3.1**  Third Amended and Restated Certificate of Incorporation of the
         Registrant

  3.2**  Amended and Restated By-Laws of the Registrant

  4.1**  Specimen common stock certificate

  4.2** See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

 10.1    Amended and Restated Registration Rights Agreement, dated as of March
         30, 2001, by and among the Registrant, Summit Ventures IV, L.P.,
         Summit Investors III, L.P., Alain J. Cohen, Marc Cohen and Make
         Systems, Inc.

 10.2* Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company

 10.3** Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Registrant and Marc A. Cohen

 10.4** Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Registrant and Alain J. Cohen

 10.5** Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Registrant and Steven G. Finn

 10.6** Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Registrant and William F. Stasior

 10.7** Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Registrant and George M. Cathey

 10.8**  Stock Purchase and Option Agreement, dated as of December 4, 1995, between the Registrant and George M. Cathey, as amended on January 20,
         2000

 10.9**  Amended and Restated 1993 Incentive Stock Option Plan

 10.10** 2000 Stock Incentive Plan

 10.11** 2000 Employee Stock Purchase Plan

 10.12** 2000 Director Stock Option Plan

 10.13** Employment Agreement, dated as of December 4, 1995, between the
         Registrant and George M. Cathey

 10.14** Non-competition Agreement, dated as of September 30, 1997, between the
         Registrant and Marc A. Cohen

 10.15** Non-competition Agreement, dated as of September 30, 1997, between the
         Registrant and Alain J. Cohen

 10.16** Loan Agreement, dated as of January 20, 2000, between the Registrant and George M. Cathey

 10.17** Secured Promissory Note, dated as of January 20, 2000, issued by
         George M. Cathey to the Registrant

 10.18   Change-in-Control Agreement, dated as of June 1, 2000, between the
         Registrant and Joseph F. Greeves


 Exhibit
 Number                               Description
 -------                              -----------
 10.19   Change-in-Control Agreement, dated as of June 1, 2000, between the
         Registrant and Pradeep K. Singh

 10.20   Change-in-Control Agreement, dated as of June 1, 2000, between the
         Registrant and George M. Cathey

 10.21** Office Lease Agreement, dated May 2000, between the Registrant and
         Street Retail, Inc.

 10.22** Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.

 21      Subsidiaries of the Registrant

 23      Consent of Deloitte & Touche LLP

--------
* Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission on March 23, 2001 (File No. 000-30931).
** Incorporated by reference to the Registrant's Registration Statement on Form
   S-1 (File No. 333-32588)