Form 10-Q
period 2001-06-30
OPNET TECHNOLOGIES INC
filed 2001-08-13
CIK 1108924

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

                  For the quarterly period ended June 30, 2001

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
(State or other jurisdiction  (Primary Standard Industrial    (I.R.S. Employer
    of incorporation or        Classification Code Number)   Identification No.)
       organization)

                              7255 Woodmont Avenue
                               Bethesda, MD 20814
                     (Address of principal executive office)

                                 (240) 497-3000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At August 8, 2001, there were outstanding 18,965,132 shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                                          3

         Consolidated Balance Sheets as of June 30 and March 31, 2001                               3

         Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000    4

         Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000    5

         Notes to Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         18

Item 2.  Changes in Securities and Use of Proceeds                                                 18

Item 3.  Defaults Upon Senior Securities                                                           18

Item 4.  Submission of Matters to a Vote of Security Holders                                       18

Item 5.  Other Information                                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                          18

         Signatures                                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                            OPNET Technologies, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                              June 30,           March 31,
                                                                                2001               2001
                                                                          ---------------     ---------------
                                ASSETS                                      (unaudited)          (audited)
Current assets:
    Cash and cash equivalents                                              $      60,595       $      62,623
    Accounts receivable, net of $40 and $113 in allowance
        for doubtful accounts at June 30 and March 31, 2001,
        respectively                                                               5,408               4,515
    Unbilled accounts receivable                                                   1,029               1,406
    Refundable income taxes                                                           12                 332
    Deferred income taxes                                                            615                 546
    Prepaid expenses and other current assets                                      1,219               2,486
                                                                          ---------------     ---------------
           Total current assets                                                   68,878              71,908

Property and equipment, net                                                        7,310               6,891
Intangible assets, net                                                             1,900               2,000
Goodwill and assembled workforce                                                  10,921              10,704
Other assets:
    Deposits                                                                          59                  75
    Loan to officer                                                                    -                 231
    Purchased software, net                                                          488                 464
                                                                          ---------------     ---------------
           Total assets                                                    $      89,556       $      92,273
                                                                          ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $         702       $         514
    Accrued liabilities                                                            2,315               7,146
    Accrued income taxes                                                             201                  93
    Deferred revenue                                                               7,686               7,681
                                                                          ---------------     ---------------
           Total current liabilities                                              10,904              15,434

    Deferred rent                                                                    143                  59
    Deferred revenue                                                                 330                 311
    Deferred taxes                                                                    60                  15
                                                                          ---------------     ---------------
           Total liabilities                                                      11,437              15,819
                                                                          ---------------     ---------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock-par value $0.001; 5,000 shares authorized; 160 designated as Series A (above), No shares issued and outstanding
        at June 30 and March 31, 2001                                                  -                   -
    Common stock-par value $0.001; 100,000 authorized; 25,025 and 24,901 shares issued at June 30 and March 31, 2001, respectively; 18,891 and 18,767 shares outstanding at June 30 and March 31, 2001,
        respectively                                                                  25                  25
    Additional paid-in capital                                                    71,182              70,708
    Deferred compensation                                                           (158)               (180)
    Retained earnings                                                             11,174               9,999
    Accumulated other comprehensive (loss) income                                     (4)                  2
    Treasury stock-6,134 shares at June 30 and March 31, 2001                     (4,100)             (4,100)
                                                                          ---------------     ---------------
           Total stockholders' equity                                             78,119              76,454
                                                                          ---------------     ---------------
           Total liabilities and stockholders' equity                      $      89,556       $      92,273
                                                                          ===============     ===============

                 See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                         ------------------------------
                                                             2001              2000
                                                         ------------     -------------
                                                      (in thousands, except per share data)
Revenues:
    Software licenses                                      $   6,530         $   3,653
    Services                                                   4,600             2,781
                                                         ------------     -------------
               Total revenues                                 11,130             6,434
                                                         ------------     -------------
Cost of revenues:
    Software licenses                                            110               177
    Services                                                   1,519               987
                                                         ------------     -------------
               Total cost of revenues                          1,629             1,164
                                                         ------------     -------------
Gross profit                                                   9,501             5,270
                                                         ------------     -------------
Operating expenses:
    Research and development                                   3,154             1,682
    Sales and marketing                                        4,169             2,715
    General and administrative                                   985               660
    Amortization of acquired technology                          100                 -
                                                         ------------     -------------
               Total operating expenses                        8,408             5,057
                                                         ------------     -------------
Income from operations                                         1,093               213
Interest and other income                                        651               136
                                                         ------------     -------------
Income before provision for income taxes                       1,744               349
Provision for income taxes                                       569               125
                                                         ------------     -------------
Net income                                                     1,175               224
Accretion of transaction costs on redeemable convertible
    preferred stock                                                -                (4)
                                                         ------------     -------------
Net income applicable to common shares                     $   1,175          $    220
                                                         ============     =============
Basic net income per common share                          $    0.06          $   0.02
                                                         ============     =============
Diluted net income per common share                        $    0.06          $   0.02
                                                         ============     =============
Weighted average common shares outstanding (basic)            18,809            13,292
                                                         ============     =============
Weighted average common shares outstanding (diluted)          20,238            14,636
                                                         ============     =============

                 See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three Months Ended
                                                                               June 30,
                                                                  -------------------------------
                                                                       2001              2000
                                                                  --------------     ------------
                                                                           (in thousands)
Cash flows from operating activities:
    Net income                                                    $       1,175      $        224
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       500               353
        Deferred income taxes                                               (24)              (80)
        Tax benefit from exercise of nonqualified stock options              53                 -
        Expense related to employee stock options                            22                24
        Changes in assets and liabilities:
           Accounts receivable                                             (747)              122
           Prepaid expenses and other current assets                        844               (13)
           Loans to employees                                               231                 -
           Refundable income taxes                                          320                 5
           Deposits                                                          16                (3)
           Accounts payable                                                 188               (70)
           Accrued liabilities                                           (2,284)             (579)
           Accrued income taxes                                             108                 -
           Deferred revenue                                                  24               467
           Deferred rent                                                     84                 1
                                                                  --------------     ------------
             Net cash provided by operating activities                      510               451
                                                                  --------------     ------------
Cash flows from investing activities:
    Acquisition                                                          (1,156)                -
    Purchase of software                                                    (24)              (15)
    Purchase of property and equipment                                   (1,773)             (325)
                                                                  --------------     ------------
             Net cash used in investing activities                       (2,953)             (340)
                                                                  --------------     ------------
Cash flows from financing activities:
    Costs incurred for initial public offering                                -              (330)
    Proceeds from exercise of common stock options                          212               285
    Proceeds from issuance of common stock under employee stock
        purchase plans                                                      209                 -
                                                                  --------------     ------------
             Net cash provided by financing activities                      421               (45)
                                                                  --------------     ------------

Effect of exchange rate changes on cash and cash equivalents                 (6)                -

Net (decrease) increase in cash and cash equivalents                     (2,028)               66

Cash and cash equivalents, beginning of period                           62,623             8,765
                                                                  --------------     ------------
Cash and cash equivalents, end of period                          $      60,595      $      8,831
                                                                  ==============     ============

                 See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

    1. Basis of Presentation and Nature of Operations

    OPNET Technologies, Inc. ("OPNET", the "Company", "we" or "us") provides intelligent network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. The OPNET product suite combines predictive modeling and a comprehensive understanding of networking technologies to enable network professionals to more effectively design and deploy networks, provision services, diagnose network and application performance problems, predict the impact of network changes, and efficiently plan capital investments. OPNET is headquartered in Bethesda, Maryland and has sales offices worldwide.

    The accompanying consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for the three months ended June 30, 2001 may not be indicative of the operating results for the full fiscal year or any other future period.

    On March 30, 2001, OPNET Development Corp., a wholly-owned subsidiary of the Company, acquired substantially all of the assets and operations of the NetMaker Division of Make Systems, Inc. ("NetMaker") using the purchase method of accounting. NetMaker offers a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The results of NetMaker's operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

    2. Credit Agreements

    In June 2000, the Company entered into a $5,000,000 line of credit facility with a commercial bank. The line of credit allowed the Company to use the funds for corporate borrowings and the issuance of letters of credit up to a maximum of $5,000,000. The Company used the facility to issue a letter of credit for approximately $3,400,000 to satisfy the security deposit requirements for its new corporate office facilities lease. The Company renewed the credit facility for an additional year, and it will now expire in June 2002. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility is collateralized by certain assets of the Company and there are also certain financial ratios and conditions that the Company must maintain under the terms of the loan agreement, as well as certain covenants with which the Company must comply. As of June 30, 2001, the Company had no balance outstanding under its line of credit.

    3. Stockholders' Equity

    During the three months ended June 30, 2001, employee exercises of stock options resulted in proceeds to the Company of approximately $212,000 and the issuance of 104,544 shares of Common Stock. Employee purchases of Common Stock under the 2000 Employee Stock Purchase Plan resulted in further proceeds to the Company of approximately $209,000 and the issuance of 19,111 shares of Common Stock during the three months ended June 30, 2001.

    4. Net Income Per Common Share

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. In April 2001, the Emerging Issues Task Force rendered an interpretation, Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share" which stipulates that participating convertible securities should be included in the computation of basic earnings per share. The Company has restated basic earnings per share for the three months ended June 30, 2000 in accordance with this interpretation. The effect on basic earnings per share was a $0.01 reduction for the quarter ended June 30, 2000. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares and participating preferred shares outstanding for the period. Diluted earnings per share is to reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                       Three Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       2001           2000
                                                                    ----------    ----------
                                                                     (in thousands, except
                                                                        per share data)
Income (Numerator):
      Net income applicable to common shares                        $   1,175      $    220
      Plus:
      Accretion of transaction costs on redeemable convertible
          preferred stock                                                   -             4
                                                                    ----------    ----------
      Net income (basic and diluted)                                $   1,175      $    224
                                                                    ==========    ==========
Shares (Denominator):
      Weighted average shares outstanding                              18,809        11,120
      Plus:
           Participating redeemable convertible preferred stock             -         2,172
                                                                    ----------    ----------
      Weighted average shares outstanding (basic)                      18,809        13,292
      Plus:
           Effect of other dilutive securities - Options                1,429         1,344
                                                                    ----------    ----------
      Weighted average shares outstanding (diluted)                    20,238        14,636
                                                                    ==========    ==========
Net income per common share:
      Basic net income per common share                              $   0.06     $    0.02
      Diluted net income per common share                            $   0.06     $    0.02

    5. Business Segment and Geographic Area Information

    The Company operates in one industry segment, the development and sale of computer software programs and related services. There were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Substantially all assets were held in the United States for the quarter ended June 30, 2001.

    6. Supplemental Cash Flow Information
                                                         Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                        2001             2000
                                                      --------           ------
Supplemental disclosure of cash flow information:           (in thousands)
     Cash paid during the year for income taxes       $    105           $    3

Supplemental disclosure of non cash activities:

     Accrued tenant allowance                         $    423           $    -
     Post-closing acquisition adjustments             $    217           $    -
     Accrued offering costs                           $      -           $  524
     Accretion on preferred stock                     $      -           $    4

    7. Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires the Company to report and display certain information related to comprehensive income and its components. Comprehensive income includes net income and other comprehensive income. For the three months ended June 30, 2001, comprehensive income for the Company was $1.2 million, and included accumulated foreign currency translation losses of approximately $6,000.

    8. New Accounting Pronouncements

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that certain acquired intangible assets in a business combination be separately identified and recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and certain other intangible assets will no longer be amortized and instead will be subject to periodic evaluation for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill.

     The Company has elected for early adoption of SFAS No. 141 and 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As a result, the Company has not amortized approximately $10.0 million of goodwill and $950,000 of assembled workforce acquired in connection with the NetMaker acquisition, which closed on March 30, 2001. During the three months ended June 30, 2001, goodwill was adjusted by approximately $217,000 for modifications to initial purchase accounting estimates. Also in connection with the NetMaker acquisition we recorded acquired technology of $2.0 million, which is being amortized on a straight-line basis over a period of five years. Amortization of acquired technology for the three months ended June 30, 2001 was $100,000. We expect amortization expense of approximately $400,000 in each of the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006, relating to the acquired technology.

                                                    As of June 30, 2001
                                            ----------------------------------
                                            Gross Carrying        Accumulated
                                                Amount            Amortization
                                            --------------        ------------
                                                      (in thousands)
Amortized intangible assets
     Acquired technology                      $     2,000          $      100
                                            ==============        ============

Unamortized intangible assets
     Goodwill                                       9,971
     Assembled workforce                              950
                                            --------------
        Total                                 $    10,921
                                            ==============

    9. Subsequent Events

     In August 2001, the Company entered into an agreement with Comsof N.V. to form a joint venture, WDM NetDesign B.V.B.A. ("WDM NetDesign"), in which the companies will collaborate on the development of optical network planning products. Under the agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. If the Company exercises the option, OPNET will acquire the remaining shares for a total consideration of $1,325,000 to be paid in cash or a combination of cash and OPNET common stock. The option expires in December 2001.

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended June 30, 2001, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC.

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

    Overview

    We provide intelligent network management software products and related services. Our product suite consists of four primary software products: OPNET IT Guru, OPNET Modeler, OPNET Netbiz, and our newest product, OPNET ServiceProvider Guru (released in June 2001). We sell our OPNET suite of products to service providers, including telecommunications carriers; ISPs and ASPs; large and medium-sized enterprises; and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products primarily through our international subsidiaries and third-party distributors.

    We sold our first products in 1987. Our operations, including acquisitions, have been financed principally through cash provided by operations, a venture financing in September 1997 and the proceeds of our initial public offering in August 2000. In August 1998, we introduced our OPNET IT Guru and OPNET Netbiz products. In June 2001, we released OPNET ServiceProvider Guru and began a new marketing and sales strategy to focus on this product.

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

    Results of Operations

    The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                        Three Months Ended
                                                             June 30,
                                                      ------------------------
                                                          2001          2000
                                                      ----------   -----------
Revenues:
    Software licenses                                      58.7 %        56.8 %
    Services                                               41.3          43.2
                                                      ----------   -----------
       Total revenues                                     100.0         100.0
                                                      ----------   -----------
Cost of revenues:
    Software licenses                                       1.0           2.8
    Services                                               13.6          15.3
                                                      ----------   -----------
       Total cost of revenues                              14.6          18.1
                                                      ----------   -----------
Gross profit                                               85.4          81.9
                                                      ----------   -----------
Operating expenses:
    Research and development                               28.3          26.1
    Sales and marketing                                    37.5          42.2
    General and administrative                              8.8          10.3
    Amortization of acquired technology                     0.9             -
                                                      ----------   -----------
       Total operating expenses                            75.5          78.6
                                                      ----------   -----------
Income from operations                                      9.9           3.3
Interest and other income                                   5.8           2.1
                                                      ----------   -----------
Income before provision for income taxes                   15.7           5.4
Provision for income taxes                                  5.1           1.9
                                                      ----------   -----------
Net income                                                 10.6 %         3.5 %
                                                      ==========   ===========

    The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                         Three Months Ended
                                                              June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------   -----------
    Cost of software license revenues                      1.7 %         4.8 %
    Cost of service revenues                              33.0          35.5

Comparison of Three Months Ended June 30, 2001 and 2000

    Revenues

    Total revenues increased 73.0% to $11.1 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results. Software license revenues were 58.7% and 56.8% of total revenues for the three months ended June 30, 2001 and 2000, respectively.

    Software License Revenues. Software license revenues increased 78.8% to $6.5 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our suite of products and broadening portfolio of related models and modules, increase in the average transaction size, expansion of our marketing and direct sales force and the continued growth of our international presence.

    Service Revenues. Service revenues increased 65.4% to $4.6 million for the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000. This growth in service revenues was primarily a result of increased maintenance and technical support contracts related to new license sales, increased renewals of maintenance and technical support contracts by our installed base of customers, and growing demand for consulting services, primarily for the customization of our OPNET Netbiz product.

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

    Cost of Software License Revenues. Cost of software license revenues decreased 37.9% to $110,000 for the three months ended June 30, 2001 from $177,000 for the three months ended June 30, 2000. Gross margin on software license revenues increased to 98.3% for the three months ended June 30, 2001 from 95.2% for the three months ended June 30, 2000. The decrease in costs of software license revenues and the related increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under the March 1999 agreement with Cadence Design Systems that required us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ended on March 31, 2001.

    Cost of Service Revenues. Cost of service revenues increased 53.9% to $1.5 million for the three months ended June 30, 2001 from $987,000 for the three months ended June 30, 2000. Gross margin on service revenues increased to 67.0% for the three months ended June 30, 2001 from 64.5% for the three months ended June 30, 2000. This increase in margin is primarily due to a proportionally higher level of service revenues derived from maintenance services, which have a higher gross margin than consulting services.

    Operating Expenses

    Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering-related costs. Research and development expenses increased 87.5% to $3.2 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. The increase was primarily related to increased research and development staffing levels as a result of the NetMaker acquisition. As a percentage of total revenues, research and development expenses increased to 28.3% for the three months ended June 30, 2001 from 26.1% for the three months ended June 30, 2000. This increase as a percentage of total revenues is primarily due to increased staffing levels as result of the NetMaker acquisition, and a resulting increase in costs of research and development programs related to the development of new products, including the release of OPNET ServiceProvider Guru in June 2001, and sustaining and upgrading our existing products. We believe that a significant level of research and development investment will be required to maintain our competitive advantage, and expect that the dollar amount of these expenditures will continue to grow in future periods.

    Sales and Marketing. Sales and marketing expenses increased 53.6% to $4.2 million for the three months ended June 30, 2001 from $2.7 million for the three months ended June 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in the level of advertising, tradeshow and other marketing activities. As a percentage of total revenues, sales and marketing expenses decreased to 37.5% for the three months ended June 30, 2001 from 42.2% for the three months ended June 30, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in costs associated with developing market awareness for our newer products relative to the higher level of revenues for the three months ended June 30, 2001. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect our sales and marketing expenses to increase in the future.

    General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 49.2% to $985,000 for the three months ended June 30, 2001 from $660,000 for the three months ended June 30, 2000. The increased level of spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 8.8% for the three months ended June 30, 2001 from 10.3% for the three months ended June 30, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

    Amortization of Acquired Technology. In connection with the NetMaker acquisition, we recorded acquired technology of $2.0 million, which is being amortized on a straight-line basis over a period of five years. Amortization of acquired technology for the three months ended June 30, 2001 was $100,000. We expect amortization expense of approximately $400,000 in each of the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006, relating to the acquired technology.

    Interest and Other Income

    Interest and other income increased to $651,000 for the three months ended June 30, 2001 from $136,000 for the three months ended June 30, 2000. The increase was primarily due to interest earned on the proceeds from our initial public offering and to a lesser extent, the contribution of additional cash produced by our operations offset by fees associated with our $3.4 million letter of credit outstanding at June 30, 2001.

    Provision for Income Taxes

    The provision for income taxes increased to $569,000 for the three months ended June 30, 2001 from $125,000 for the three months ended June 30, 2000. Our effective tax rate for the three months ended June 30, 2001 was 32.6% compared to 35.8% for the three months ended June 30, 2000. This increase in the provision and corresponding decrease in the effective tax rate is primarily due to the growth in operating income partially offset by an increased percentage of research and development tax credits available to us.

    Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through cash provided by operating activities. In September 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and commissions and estimated offering expenses paid by us. As of June 30, 2001, we had cash and cash equivalents totaling $60.6 million.

    Cash provided by operating activities was $510,000 for the three months ended June 30, 2001. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization. Cash used in investing activities was $3.0 million for the three months ended June 30, 2001. The funds were used primarily to purchase property and equipment for our new corporate headquarters in Bethesda, Maryland and to pay the costs incurred for the NetMaker acquisition. Cash provided by financing activities was $421,000 for the three months ended June 30, 2001, reflecting the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

    We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2002. Borrowings under this line of credit bear interest an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland.

    We expect to experience growth in our working capital needs for the foreseeable future as we execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. We recently entered into a new headquarters lease agreement which will increase our facilities costs. In addition, we may utilize cash resources to further expand the facility, or to fund acquisitions or investments in complementary businesses, technologies, or products.

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

    Our operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our stock to decline.

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

    We expect to derive a substantial portion of our revenues in the future from OPNET IT Guru and OPNET Netbiz, both of which were released in August 1998, and OPNET ServiceProvider Guru, which was released in June 2001. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of OPNET IT Guru, OPNET Netbiz and OPNET ServiceProvider Guru. To date, we have not achieved widespread market acceptance of either OPNET IT Guru or OPNET Netbiz, and we have only recently begun shipping OPNET ServiceProvider Guru. In addition, if our OPNET Modeler product, which we have been selling since 1987, encounters declining sales, which could occur for a variety of reasons, including market saturation, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

    Our international operations subject our business to additional risks, which could cause our sales or profitability to decline

    We plan to continue to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

    Expanding our OPNET Netbiz consulting services business will be costly and may not result in any compensating increase in sales or profitability

    We have been aggressively expanding our consulting services delivered in conjunction with sales of OPNET Netbiz. The significant additional expenditures and operational resources required to expand our OPNET Netbiz consulting services business will place additional strain on our management, financial, and operational resources and may make it more difficult for us to maintain profitability. If OPNET Netbiz does not achieve significant market acceptance, our customers will not engage our consulting services organization to assist with consulting, custom development, implementation support, and training for OPNET Netbiz. In addition, we may be unable to attract or retain a sufficient number of the highly qualified consulting services personnel that we expect the expansion of our consulting services business will require.

    We face intense competition, which could cause us to lose sales, resulting in lower revenues and profitability

    The intense and increasing competition in our market could cause us to lose sales, which could result in lower revenues and could cause us to become unprofitable. The market for intelligent network management software is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent network management solutions continues to increase. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

     OPNET Modeler, OPNET IT Guru, and OPNET ServiceProvider Guru currently face or potentially will face competition from several sources, including:

        o software vendors with intelligent network management offerings and application performance diagnosis solutions, such as Compuware;

        o consultants who offer intelligent network management advisory services; and

        o customers who develop their own intelligent network management capabilities, either internally or through outsourcing.

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

ITEM 2. Changes in Securities and Use of Proceeds

    On August 7, 2000, the Company closed an initial public offering of its Common Stock (the "Offering"). The shares of Common Stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-32588) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on August 1, 2000, and the Offering commenced on that date.

    After deducting the underwriting discounts and commissions and the estimated Offering expenses, the net proceeds to the Company from the Offering were approximately $54.1 million.

    The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. From the date of the Offering through June 30, 2001, the Company used approximately $4.5 million of the net proceeds for capital expenditures and leasehold improvements related to its new headquarters facility in Bethesda, Maryland. We also used approximately $6.2 million of the net proceeds for the acquisition and acquisition-related expenses for the NetMaker division, and $400,000 for the investment in Comsof. The Company has not allocated any of the remaining net proceeds to any identifiable uses. The Company may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to its business. Pending their use, the Company invests the net proceeds in investment grade, interest-bearing securities. None of these amounts were paid directly or indirectly to any director, officer, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 3. Defaults Upon Senior Securities

    None

ITEM 4. Submission of Matters to a Vote of Security Holders

    None

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

    A. Exhibits

         10.1 Promissory Note, dated June 10, 2001, issued by the Registrant to Bank of America, N.A.

    B. Reports on Form 8-K

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

                                OPNET TECHNOLOGIES, INC.
                                (Registrant)

                                By: /s/ Joseph F. Greeves
                                    ------------------------------------------
                                    Name: Joseph F. Greeves
                                    Title: Senior Vice President and
                                           Chief Financial Officer  (Principal
                                           Financial and Accounting Officer)

Date: August 13, 2001
                                       19