Form 10-Q
period 2001-09-30
OPNET TECHNOLOGIES INC
filed 2001-11-14
CIK 1108924

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

  At November 9, 2001, there were outstanding 18,993,132 shares of common stock of the registrant.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I.                                                FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements                                                                        3

                Consolidated Balance Sheets as of September 30 and March 31, 2001                                        3

                Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2001 and 2000     4

                Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000               5

                Notes to Consolidated Financial Statements                                                               6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                   10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                              20

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                       21

Item 2.         Changes in Securities and Use of Proceeds                                                               21

Item 3.         Defaults Upon Senior Securities                                                                         21

Item 4.         Submission of Matters to a Vote of Security Holders                                                     21

Item 5.         Other Information                                                                                       22

Item 6.         Exhibits and Reports on Form 8-K                                                                        22

                Signatures                                                                                              23

                Exhibit Index                                                                                           24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                            OPNET Technologies, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                                                  September 30,       March 31,
                                                                       2001             2001
                                                                  ------------       ----------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                           $59,257         $62,623
   Accounts receivable, net of $42 and $113 in allowance for
     doubtful accounts at September 30 and
     March 31, 2001, respectively                                        5,965           4,515
   Unbilled accounts receivable                                          2,070           1,406
   Refundable income taxes                                                  94             332
   Deferred income taxes                                                   420             546
   Prepaid expenses and other current assets                             2,045           2,486
                                                                       -------         -------
          Total current assets                                          69,851          71,908

Deferred income taxes                                                      141               -
Property and equipment, net                                              7,261           6,891
Investment in affiliate                                                    446               -
Intangible assets, net                                                   1,800           2,000
Goodwill and assembled workforce                                        10,921          10,704
Other assets:
   Deposits                                                                 44              75
   Loan to officer                                                           -             231
   Purchased software, net                                                 508             464
                                                                       -------         -------
          Total assets                                                 $90,972         $92,273
                                                                       =======         =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   829         $   514
   Accrued liabilities                                                   2,636           7,146
   Accrued income taxes                                                    213              93
   Deferred revenue                                                      7,454           7,681
                                                                       -------         -------
          Total current liabilities                                     11,132          15,434

Deferred rent                                                              226              59
Deferred revenue                                                           339             311
Deferred taxes                                                               -              15
                                                                       -------         -------
          Total liabilities                                             11,697          15,819
                                                                       -------         -------

Commitments and contingencies
Stockholders' equity:
   Preferred stock-par value $0.001; 5,000 shares authorized;
    160 designated as Series A, No shares issued and
    outstanding at September 30 and March 31, 2001                           -               -
   Common stock-par value $0.001; 100,000 authorized; 25,112 and
    24,901 shares issued at September 30 and March 31, 2001,
    respectively; 18,978 and 18,767 shares outstanding at
    September 30 and March 31, 2001, respectively                           25              25
   Additional paid-in capital                                           71,255          70,708
   Deferred compensation                                                  (135)           (180)
   Retained earnings                                                    12,236           9,999
   Accumulated other comprehensive (loss) income                            (6)              2
   Treasury stock - 6,134 shares at September 30 and
    March 31, 2001                                                      (4,100)         (4,100)
                                                                       -------         -------
          Total stockholders' equity                                    79,275          76,454
                                                                       -------         -------
           Total liabilities and stockholders' equity                  $90,972         $92,273
                                                                       =======         =======

                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)


                                      Three Months Ended                Six Months Ended
                                         September 30,                    September 30,
                                    -----------------------         ------------------------
                                      2001            2000            2001             2000
                                     ------          ------         -------          -------
Revenues:
  Software licenses                 $ 6,585           4,314         $13,115          $ 7,967
  Services                            4,690           3,456           9,290            6,237
                                     ------          ------         -------          -------
  Total revenues                     11,275           7,770          22,405           14,204
                                     ------          ------         -------          -------
Cost of revenues:
  Software licenses                     160             124             270              301
  Services                            1,440           1,127           2,959            2,114
                                     ------          ------         -------          -------
  Total cost of revenues              1,600           1,251           3,229            2,415
                                     ------          ------         -------          -------
Gross profit                          9,675           6,519          19,176           11,789
                                     ------          ------         -------          -------
Operating expenses:
  Research and development            3,298           1,946           6,452            3,628
  Sales and marketing                 4,154           3,282           8,323            5,997
  General and administrative          1,090             792           2,075            1,452
  Amortization of acquired
    technology                          112               -             212                -
                                     ------          ------         -------          -------
  Total operating expenses            8,654           6,020          17,062           11,077
                                     ------          ------         -------          -------
Income from operations                1,021             499           2,114              712
Interest and other income               517             677           1,168              813
                                     ------          ------         -------          -------
Income before provision
  for income taxes                    1,538           1,176           3,282            1,525
Provision for income taxes              476             435           1,045              560
                                     ------          ------         -------          -------
Net income                            1,062             741           2,237              965
Accretion of transaction
  costs on redeemable
  convertible preferred
  stock                                   -              (2)              -               (6)
                                     ------          ------         -------          -------
Net income applicable
  to common shares                  $ 1,062          $  739         $ 2,237          $   959
                                    =======          ======         =======          =======
Basic net income applicable
  per common share                  $  0.06          $ 0.05         $  0.12          $  0.06
                                    =======          ======         =======          =======
Diluted net income per
  common share                      $  0.05           $0.04         $  0.11          $  0.06
                                    =======          ======         =======          =======
Weighted average common
  shares outstanding (basic)         18,952          16,296          18,881           14,801
                                    =======          ======         =======          =======
Weighted average common
  shares outstanding (diluted)       19,861          18,042          20,025           16,333
                                    =======          ======         =======          =======

                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                Six Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                         2001                     2000
                                                                        -------                 --------
                                                                               (in thousands)
Cash flows from operating activities:
   Net income                                                           $ 2,237                 $   965
   Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                          985                     694
     Deferred income taxes                                                  (30)                    (92)
     Tax benefit from exercise  of nonqualified stock options                53                     198
     Expense related to employee stock options                               45                      48
     Equity loss from affiliate                                               3                       -
        Changes in assets and liabilities:
          Accounts receivable                                            (2,345)                   (305)
          Prepaid expenses and other current assets                         597                    (544)
          Loans to employees                                                231                       -
          Refundable  income taxes                                          238                     447
          Deposits                                                           31                    (196)
          Accounts payable                                                  315                      33
          Accrued liabilities                                            (2,478)                    683
          Accrued income taxes                                              120                       -
          Deferred revenue                                                 (199)                  1,396
          Deferred rent                                                     167                       2
                                                                        -------                 --------
            Net cash (used in) provided by operating activities             (30)                  3,329
                                                                        -------                 --------
 Cash flows from investing activities:
   Acquisition                                                           (1,156)                      -
   Investment in affiliate                                                 (461)                      -
   Purchase of software                                                    (123)                   (104)
   Purchase of property and equipment                                    (2,082)                 (1,067)
                                                                        -------                 --------
            Net cash used in investing activities                        (3,822)                 (1,171)
                                                                        -------                 --------
 Cash flows from financing activities:
   Proceeds from sale of common stock                                         -                  59,800
   Costs incurred for initial public offering                                 -                  (4,840)
   Proceeds from exercise of common stock options                           285                     218
   Proceeds from issuance of common stock
    under employee stock purchase plans                                     209                       -
                                                                        -------                 --------
            Net cash provided by financing activities                       494                  55,178
                                                                        -------                 --------

Effect of exchange rate changes on cash and cash equivalents                 (8)                      -
                                                                        -------                 --------
Net (decrease) increase in cash and cash equivalents                     (3,366)                 57,336

Cash and cash equivalents, beginning of period                           62,623                   8,765
                                                                        -------                 --------

Cash and cash equivalents, end of period                                $59,257                 $66,101
                                                                        =======                 =======




                See notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

  1.  Basis of Presentation and Nature of Operations

  OPNET Technologies, Inc. ("OPNET", the "Company", "we" or "us") provides intelligent network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. The OPNET product suite combines predictive modeling and a comprehensive understanding of networking technologies to enable network professionals to more effectively design and deploy networks, provision services, diagnose network and application performance problems, predict the impact of network changes, and efficiently plan capital investments. OPNET is headquartered in Bethesda, Maryland and has offices in Boston, Cary, Dallas, Santa Clara, Paris, France and Oxford, United Kingdom.

  The accompanying consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC. The March 31, 2001 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for the three and six months ended September 30, 2001 may not be indicative of the operating results for the full fiscal year or any other future period.

  On March 30, 2001, OPNET Development Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets and operations of the NetMaker Division of Make Systems, Inc. ("NetMaker") using the purchase method of accounting. NetMaker offers a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The results of NetMaker's operations have been included in the accompanying consolidated statements of operations from the date of acquisition.


  2.  Credit Agreements

  In June 2000, the Company entered into a $5.0 million line of credit facility with a commercial bank. The line of credit allowed the Company to use the funds for corporate borrowings and the issuance of letters of credit up to a maximum of $5.0 million. The Company used the facility to issue a letter of credit for approximately $3.4 million to satisfy the security deposit requirements for its new corporate office facilities lease. The Company renewed the credit facility for an additional year, and it will now expire in June 2002. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility is collateralized by certain assets of the Company and there are also certain financial ratios and conditions that the Company must maintain under the terms of the loan agreement, as well as certain covenants with which the Company must comply. As of September 30, 2001, the Company had no balance outstanding under its line of credit.


  3.  Stockholders' Equity

  During the three and six months ended September 30, 2001, the Company received proceeds of approximately $73,000 and $285,000 and issued 86,862 and 191,406 shares of Common Stock, respectively, pursuant to employee exercises of stock options. During the six months ended September 30, 2001, employees purchased 19,111 shares of Common Stock under the 2000 Employee Stock Purchase Plan, resulting in further proceeds to the Company of approximately $209,000.

  4.  Net Income Per Common Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. In April 2001, the Emerging Issues Task Force issued an interpretation, Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share" which stipulates that participating convertible securities should be included in the computation of basic earnings per share. The Company has restated basic earnings per share for the three and six months ended September 30, 2000 in accordance with this interpretation. The effect on basic earnings per share was a $0.01 reduction for the six months ended September 30, 2000. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares and participating preferred shares outstanding for the period. Diluted earnings per share reflect, the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                              Three Months Ended                     Six Months Ended
                                                                  September 30,                        September 30,
                                                             -----------------------             -----------------------
                                                               2001            2000                2001            2000
                                                             -------         -------             -------         -------
Income (Numerator):                                                        (in thousands, except per share data)
     Net income applicable to common shares                  $ 1,062         $   739             $ 2,237        $   959
     Plus:
     Accretion of transaction costs on redeemable                  -               2                   -              6
     convertible preferred stock
                                                             -------         -------             -------        -------
     Net income (basic and diluted)                          $ 1,062         $   741             $ 2,237        $   965
                                                             =======         =======             =======        =======
Shares (Denominator):
     Weighted average shares outstanding                      18,952          15,399              18,881         13,270
     Plus:
       Participating redeemable convertible
         preferred stock                                          -              897                   -          1,531
                                                             -------         -------             -------        -------
     Weighted average common shares outstanding (basic)       18,952          16,296              18,881         14,801

     Plus:
       Effect of other dilutive securities - options             909           1,746               1,144          1,532
                                                             -------         -------             -------        -------
     Weighted average shares outstanding (diluted)            19,861          18,042              20,025         16,333
                                                             =======         =======             =======        =======

Net income per common share:
     Basic net income per common share                       $  0.06         $  0.05             $  0.12        $  0.06
     Diluted net income per common share                        0.05            0.04                0.11           0.06


  5.  Business Segment and Geographic Area Information

  The Company operates in one industry segment, the development and sale of computer software programs and related services. For the six months ended September 30, 2001, there were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Substantially all assets were held in the United States for the quarter ended September 30, 2001 and the fiscal year ended March 31, 2001.

6.  Supplemental Cash Flow Information

                                                                     Six Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                 2001                  2000
                                                               -------                ------
Supplemental disclosure of cash flow information:                      (in thousands)
    Cash paid during the year for income taxes                   $ 651                $    9

Supplemental disclosure of non cash activities:
    Accrued tenant allowance                                     $ 359                $    -
    Post-closing acquisition adjustments                         $ 217                $    -
    Conversion of preferred stock                                $   -                $6,954
    Accrued offering costs                                       $   -                $  799
    Accretion on preferred stock                                 $   -                $    6

7.    Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires the Company to report and display certain information related to comprehensive income and its components. Comprehensive income includes net income and foreign currency translation adjustments. For the three and six months ended September 30, 2001, comprehensive income for the Company was $1.1 million and $2.2 million, and included accumulated foreign currency translation losses of approximately $2,000 and $8,000, respectively.


8.  Investment in Affiliate

  The Company applies the equity method of accounting for investments in business entities in which the Company does not have significant control but has an ownership interest between 20% and 50%. The Company consolidates all majority-owned and controlled subsidiaries.

  In August 2001, the Company entered into an agreement with Comsof N.V., a Belgium company and the owner of WDM NetDesign B.V.B.A. ("WDM NetDesign"), through which the companies will collaborate on the development of optical network planning products. Under the agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. If the Company exercises the option, OPNET will acquire the remaining shares for a total consideration of approximately $1.3 million to be paid in cash or a combination of cash and OPNET common stock. The option expires in December 2001.

  The Company accounted for the investment in WDM NetDesign using the equity method. Included in the carrying amount of the WDM NetDesign investment is assembled workforce of $68,000 and acquired technology of approximately $352,000 that is being amortized on a straight-line basis over a period of five years. The purchase price allocation is preliminary and subject to adjustment.

  The Company's share in WDM NetDesign's losses for the three and six months ended September 30, 2001 was $3,000.


9.  New Accounting Pronouncements

  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that certain acquired intangible assets in a business combination be separately identified and recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and certain other intangible assets will no longer be amortized and instead will be subject to periodic evaluation for impairment. In addition, the Statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill.

  The Company has elected for early adoption of SFAS Nos. 141 and 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As a result, the Company has not amortized approximately $10.0 million of goodwill and $1.0 million of assembled workforce acquired in connection with the NetMaker acquisition, which was consummated on March 30, 2001. In accordance with SFAS No. 142, the Company had six months from the initial date of adoption to complete its transitional impairment test. The Company has completed this test and determined that no potential impairment existed. During the six months ended September 30, 2001, goodwill was adjusted by approximately $217,000 for modifications to initial purchase accounting estimates.

  Acquired technology is being amortized on a straight-line basis over a period of five years and amortization of acquired technology was $112,000 and $212,000 for the three and six months ended September 30, 2001, respectively. We expect amortization expense of approximately $470,000 in each of the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006, relating to the acquired technology.

 Information regarding the Company's goodwill and intangible assets is as follows:

                                                                    As of September 30, 2001
                                                            ---------------------------------------
                                                            Gross Carrying             Accumulated
                                                                Amount                 Amortization
                                                            --------------             ------------
                                                                          (in thousands)
Intangible assets subject to amortization:
    Acquired technology                                         $2,352                      $212
                                                                ======                      ====
Intangible assets not subject to amortization:
    Goodwill                                                     9,971
    Assembled workforce                                          1,018
                                                               -------
       Total                                                   $10,989
                                                               =======

  Included in the above as components of investment in affiliate (see Note 8) are the following: acquired technology of $352,000, accumulated amortization of acquired technology of $12,000 and assembled workforce of $68,000.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended September 30, 2001, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC.

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

  Our service revenues consist of fees from maintenance and technical support agreements, consulting services, and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. Beginning in July 2001, our customers have been able to separately purchase periodic unspecified product upgrades without purchasing technical support. Customers purchasing technical support will be required to also purchase periodic unspecified product upgrades. Revenue related to periodic unspecified product upgrades are now classified as software license revenue. Revenue related to technical support will continue to be classified as service revenue. Revenues for both technical support and periodic unspecified product upgrades will continue to be deferred and recognized ratably over the support period. The impact of this change on software license revenue was minimal for the three months ended September 30, 2001. We offer consulting services primarily to provide product customization and enhancements. Consulting services are generally performed under fixed-price agreements and recognized as the work is performed on a percentage-of-completion basis. We provide classroom and on-site training to our customers on a daily fee basis.

  Software license revenues and service revenues for which payment has been received, but that do not yet qualify for recognition as revenues, are reflected as deferred revenues.

 Results of Operations

  The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                 Three Months Ended                    Six Months Ended
                                                    September 30,                        September 30,
                                             -------------------------              ------------------------
                                              2001               2000               2001               2000
                                              -----              -----              -----              -----
Revenues:
  Software licenses                            58.4%              55.5%              58.5%              56.1%
  Services                                     41.6               44.5               41.5               43.9
                                              -----              -----              -----              -----
  Total revenues                              100.0              100.0              100.0              100.0
                                              -----              -----              -----              -----
Cost of revenues:
  Software licenses                             1.4                1.6                1.2                2.1
  Services                                     12.8               14.5               13.2               14.9
                                              -----              -----              -----              -----
  Total cost of revenues                       14.2               16.1               14.4               17.0
                                              -----              -----              -----              -----
Gross profit                                   85.8               83.9               85.6               83.0
                                              -----              -----              -----              -----
Operating expenses:
  Research and  development                    29.2               25.0               28.8               25.5
  Sales and  marketing                         36.8               42.3               37.1               42.3
  General and administrative                    9.7               10.2                9.3               10.2
  Amortization of acquired technology           1.0                  -                1.0                  -
                                              -----              -----              -----              -----
  Total operating expenses                     76.7               77.5               76.2               78.0
                                              -----              -----              -----              -----
Income from operations                          9.1                6.4                9.4                5.0
Interest and other income                       4.5                8.7                5.2                5.7
                                              -----              -----              -----              -----
Income before provision for income taxes       13.6               15.1               14.6               10.7
Provision for income taxes                      4.2                5.6                4.6                3.9
                                              -----              -----              -----              -----
Net income                                      9.4%               9.5%              10.0%               6.8%
                                              =====              =====              =====              =====

  The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                  Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                                 -------------------         ----------------------
                                                  2001           2000           2001            2000
                                                 ----           ----           ----            ----
   Cost of software license revenues              2.4%           2.9%           2.1%            3.8%
   Cost of service revenues                      30.7           32.6           31.9            33.9

Comparison of Three Months Ended September 30, 2001 and 2000

  Revenues

  Total revenues increased 45.1% to $11.3 million for the three months ended September 30, 2001 from $7.8 million for the three months ended September 30, 2000. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results. Software license revenues were 58.4% and 55.5% of total revenues for the three months ended September 30, 2001 and 2000, respectively.

  Software License Revenues. Software license revenues increased 52.6% to $6.6 million for the three months ended September 30, 2001 from $4.3 million for the three months ended September 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our suite of products, revenue contribution by our newest product, OPNET ServiceProvider Guru which was released in June 2001, and revenue related to our broadening portfolio of modules for OPNET IT Guru and OPNET Modeler products. Additional contributors to the growth in software license revenues include an increase in the average transaction size, expansion of our marketing and direct sales force and the continued growth of our international presence.

  Service Revenues. Service revenues increased 35.7% to $4.7 million for the three months ended September 30, 2001 from $3.5 million for the three months ended September 30, 2000. This growth in service revenues was primarily a result of increased renewals of technical support contracts by our installed base of customers, increased technical support contracts related to new license sales, and growing demand for consulting services, primarily for the customization of our OPNET Netbiz product.

  Cost of Revenues

  Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing technical support, consulting, and training to customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues, reflecting the low materials, packaging, and other costs of software products compared with the relatively high personnel costs associated with providing services. Cost of service revenues varies based upon the relative mix of technical support, consulting, and training services.

  Cost of Software License Revenues. Cost of software license revenues increased 29.0% to $160,000 for the three months ended September 30, 2001 from $124,000 for the three months ended September 30, 2000. Gross margin on software license revenues increased to 97.6% for the three months ended September 30, 2001 from 97.1% for the three months ended September 30, 2000. The increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under our March 1999 agreement with Cadence Design Systems that required us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that uses an existing Cadence product. This agreement ended on March 31, 2001. We expect that gross margin on software license revenues will decline slightly in future periods due to anticipated royalty costs for new licensing arrangements entered into during the three months ended September 30, 2001.

  Cost of Service Revenues. Cost of service revenues increased 27.8% to $1.4 million for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000. Gross margin on service revenues increased to 69.3% for the three months ended September 30, 2001 from 67.4% for the three months ended September 30, 2000. This improvement in margin is primarily due to a higher level of profitability in consulting services, as well as increased volume of maintenance services that provide higher gross margins than consulting services.

  Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering-related costs. Research and development expenses increased 69.5% to $3.3 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. As a percentage of total revenues, research and development expenses increased to 29.2% for the three months ended September 30, 2001 from 25.0% for the three months ended September 30, 2000. These increases are primarily due to increased staffing levels as result of the NetMaker acquisition in March 2001, increased costs of research and development programs related to the development of new products, including the release of OPNET ServiceProvider Guru in June 2001, and sustaining and upgrading our existing products. We believe that a significant level of research and development investment will be required to maintain our competitive advantage and expect that the dollar amount of these expenditures will continue to grow in future periods.

  Sales and Marketing. Sales and marketing expenses increased 26.6% to $4.2 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in the level of advertising, tradeshow and other marketing activities. As a percentage of total revenues, sales and marketing expenses decreased to 36.8% for the three months ended September 30, 2001 from 42.3% for the three months ended September 30, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in costs associated with developing market awareness for our newer products relative to the higher level of revenues for the three months ended September 30, 2001. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect the dollar amount of our sales and marketing expenses to increase in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 37.6% to $1.1 million for the three months ended September 30, 2001 from $792,000 for the three months ended September 30, 2000. The increased level of spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 9.7% for the three months ended September 30, 2001 from 10.2% for the three months ended September 30, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

  Amortization of Acquired Technology. In connection with the NetMaker acquisition and our investment in WDM NetDesign, we recorded acquired technology of $2.0 million and $352,000 respectively, which is being amortized on a straight-line basis over a period of five years. Amortization of acquired technology for the three months ended September 30, 2001 was $112,000.

  Interest and Other Income

  Interest and other income decreased to $517,000 for the three months ended September 30, 2001 from $677,000 for the three months ended September 30, 2000. The decrease is primarily driven by a reduction in interest income earned on the proceeds from our initial public offering due to the decline in interest rates throughout the quarter, offset by fees associated with our $3.4 million letter of credit outstanding at September 30, 2001.

  Provision for Income Taxes

  The provision for income taxes increased to $476,000 for the three months ended September 30, 2001 from $435,000 for the three months ended September 30, 2000. Our effective tax rate for the three months ended September 30, 2001 was 30.9% compared to 37.0% for the three months ended September 30, 2000. This increase in the provision and corresponding decrease in the effective tax rate is primarily due to the growth in operating income partially offset by an increased percentage of research and development tax credits available to us.

Comparison of Six Months Ended September 30, 2001 and 2000

  Revenues

  Total revenues increased 57.7% to $22.4 million for the six months ended September 30, 2001 from $14.2 million for the six months ended September 30, 2000. Software license revenues were 58.5% and 56.1% of total revenues for the six months ended September 30, 2001 and 2000, respectively. As mentioned under the comparison of quarterly results, we believe that the percentage increase in our total revenues achieved this period is not necessarily indicative of future results.

  Software License Revenues. Software license revenues increased 64.6% to $13.1 million for the six months ended September 30, 2001 from $8.0 million for the six months ended September 30, 2000. The increase was primarily attributable to the substantial growth in overall demand for our suite of products, including our new OPNET ServiceProvider Guru product, and broadening portfolio of related models and modules, increase in the average transaction size, expansion of our marketing and direct sales force and the continued growth of our international presence.

  Service Revenues. Service revenues increased 48.9% to $9.3 million for the six months ended September 30, 2001 from $6.2 million for the six months ended September 30, 2000. This growth in service revenues was primarily a result of increased renewals of technical support contracts by our installed base of customers, increased technical support contracts related to new license sales, and growing demand for consulting services, primarily for the customization of our OPNET Netbiz product.

  Cost of Revenues

  Cost of Software License Revenues. Cost of software license revenues decreased 10.3% to $270,000 for the six months ended September 30, 2001 from $301,000 for the six months ended September 30, 2000. Gross margin on software license revenues increased to 97.9% for the six months ended September 30, 2001 from 96.2% for the six months ended September 30, 2000. The decrease in costs of software license revenues and the related increase in margin was primarily due to a reduction in the level of sales requiring royalty payments under our March 1999 agreement with Cadence Design Systems which ended on March 31, 2001.

  Cost of Service Revenues. Cost of service revenues increased 40.0% to $3.0 million for the six months ended September 30, 2001 from $2.1 million for the six months ended September 30, 2000. Gross margin on service revenues increased to 68.1% for the six months ended September 30, 2001 from 66.1% for the six months ended September 30, 2000. This improvement in margin is primarily due to a higher level of profitability in consulting services, as well as increased volume of maintenance services that provide higher gross margins than consulting services.

  Operating Expenses

  Research and Development. Research and development expenses increased 77.8% to $6.5 million for the six months ended September 30, 2001 from $3.6 million for the six months ended September 30, 2000. As a percentage of total revenues, research and development expenses increased to 28.8% for the six months ended September 30, 2001 from 25.5% for the six months ended September 30, 2000. The increase as a percentage of total revenues is primarily due to increased staffing levels as result of the NetMaker acquisition in March 2001, increased costs of research and development programs related to the development of new products, and sustaining and upgrading our existing products.

  Sales and Marketing. Sales and marketing expenses increased 38.8% to $8.3 million for the six months ended September 30, 2001 from $6.0 million for the six months ended September 30, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in our sales and marketing efforts. As a percentage of total revenues, sales and marketing expenses decreased to 37.1% for the six months ended September 30, 2001 from 42.3% for the six months ended September 30, 2000.

  General and Administrative. General and administrative expenses increased 42.9% to $2.1 million for the six months ended September 30, 2001 from $1.5 million for the six months ended September 30, 2000. The increased level of spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 9.3% for the six months ended September 30, 2001 from 10.2% for the six months ended September 30, 2000.

  Amortization of Acquired Technology. In connection with the NetMaker acquisition and our investment in WDM NetDesign, we recorded acquired technology of $2.0 million and $352,000 respectively, which is being amortized on a straight-line basis over a period of five years. Amortization of acquired technology for the six months ended September 30, 2001 was $212,000.

  Interest and Other Income

  Interest and other income increased to $1.2 million for the six months ended September 30, 2001 from $813,000 for the six months ended September 30, 2000. The increase was primarily due to a full six months of interest income earned on the proceeds from our initial public offering for the period ended September 30, 2001, compared to only two months of interest income earned for the comparable period in the prior year as the initial public offering was completed in August 2000. This increase was offset by a decline in interest rates for the six months ended September 30, 2001.

  Provision for Income Taxes

  The provision for income taxes increased to $1.0 million for the six months ended September 30, 2001 from $560,000 for the six months ended September 30, 2000. Our effective tax rate for the six months ended September 30, 2001 was 31.8% compared to 36.7% for the six months ended September 30, 2000. This increase in the provision and corresponding decrease in the effective tax rate is primarily due to the growth in operating income partially offset by an increased percentage of research and development tax credits available to us.

  Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through cash provided by operating activities. In September 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and commissions and estimated offering expenses paid by us. As of September 30, 2001, we had cash and cash equivalents totaling $59.3 million.

  Cash used in operating activities was $30,000 for the six months ended September 30, 2001. Cash used in operating activities is primarily derived from net income, as adjusted for depreciation and amortization offset by increased accounts receivable and accrued liability balances as a result of the growth in our business. Cash used in investing activities was $3.8 million for the six months ended September 30, 2001. The funds were used primarily to purchase property and equipment for our new corporate headquarters in Bethesda, Maryland, to pay the costs incurred for the NetMaker acquisition and to pay for our investment in WDM NetDesign. Cash provided by financing activities was $494,000 for the six months ended September 30, 2001, reflecting the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

  We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2002. Borrowings under this line of credit bear interest an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland.

  We expect to experience growth in our working capital needs for the foreseeable future as we execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. We may utilize cash resources to further expand our new headquarters facility or to fund acquisitions or investments in complementary businesses, technologies, or products.

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

        -   the timing of large orders;

        - changes in the mix of our sales, including the mix between higher margin software products and somewhat lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

        - the timing and amount of our marketing, sales, and product development expenses;

        -  the cost and time required to develop new software products;

        - the introduction, timing, and market acceptance of new products introduced by us or our competitors;

        - changes in network technology or in applications, which could require us to modify our products or develop new products;

        - general economic conditions, which can affect our customers' purchasing decisions and the length of our sales cycle;

        -  changes in our pricing policies or those of our competitors; and

        -  the timing and size of potential acquisitions by us.

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

  Our international operations subject our business to additional risks, which could cause our sales or profitability to decline

  We plan to continue to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

        - greater difficulty in accounts receivable collection and longer collection periods;

        -  political and economic instability;

        - difficulty in attracting distributors that will market and support our products effectively;

        - the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish more direct sales or support staff outside the United States;

        -  potentially adverse tax consequences; and

        -  the effects of currency fluctuations.

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

  OPNET Modeler, OPNET IT Guru, and OPNET ServiceProvider Guru currently face or potentially will face competition from several sources, including:

        - software vendors with intelligent network management offerings and application performance diagnosis solutions, such as Compuware;

        - consultants who offer intelligent network management advisory services; and

        - customers who develop their own intelligent network management capabilities, either internally or through outsourcing.

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

        -   the loss of or delay in market acceptance and sales of our products;

        -  the delay in introduction of new products;

        -  diversion of our resources;

        -  injury to our reputation; and

        -  increased support costs.

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

  Our products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages

  We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionalities of products in different industry segments overlap. Regardless of whether these claims have any merit, they could:

        -   be time-consuming to defend;

        -  result in costly litigation;

        -  divert our management's attention and resources;

        -  cause us to cease or delay product shipments; or

        -  require us to enter into royalty or licensing agreements.

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

  If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

  In March 2001, we completed the NetMaker acquisition and in August 2001 we acquired a 20% interest in WDM NetDesign. We may continue to acquire or make investments in companies, products, or technologies if opportunities arise. Any acquisitions could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

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

  None.

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

  The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. From the date of the Offering through September 30, 2001, the Company used approximately $4.8 million of the net proceeds for capital expenditures and leasehold improvements related to its new headquarters facility in Bethesda, Maryland. The Company also used approximately $6.2 million of the net proceeds for the NetMaker acquisition and acquisition-related expenses, and $461,000 for the investment in WDM NetDesign. The Company has not allocated any of the remaining net proceeds to any identifiable uses. The Company may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to its business. Pending their use, the Company invests the net proceeds in investment grade, interest-bearing securities. None of these amounts were paid directly or indirectly to any director, officer, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 3. Defaults Upon Senior Securities

 None.

ITEM 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders of the Company held on September 11, 2001, (i) the Company's nominee for Class I Director for the ensuing three years was elected, (ii) the amendment and restatement of the Company's 2000 Stock Incentive Plan and the continuance of the Company's 2000 Stock Incentive Plan, as amended and restated, were approved and (iii) the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year was ratified.

  With respect to the election of the Class I Director, the voting was as follows:

             Nominee            For             Withheld

             Bruce R. Evans     15,782,727      353,603

  With respect to the approval of the amendment and restatement of the Company's 2000 Stock Incentive Plan and the approval of the continuance of the Company's 2000 Stock Incentive Plan, as amended and restated, the voting was as follows:

             For                10,965,651

             Against             4,170,528

             Abstain                11,127

  With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year, the voting was as follows:

             For                15,691,156

             Against               440,117

             Abstain                 5,057


ITEM 5. Other Information

  None.

ITEM 6. Exhibits and Reports on Form 8-K

  A. Exhibits:  See Exhibit Index

  B. Reports on Form 8-K

        None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OPNET TECHNOLOGIES, INC.
                                         (Registrant)

                                         By: /s/ Marc A. Cohen
                                             -----------------
                                             Name: Marc A. Cohen
                                             Title:  Chairman and
                                                     Chief Executive Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Date: November 14, 2001

                            OPNET Technologies, Inc.
                                 EXHIBIT INDEX

Exhibit
 Number             Description

  10.1              Amended and Restated 2000 Stock Incentive Plan