Form 10-Q
period 2001-12-31
OPNET TECHNOLOGIES INC
filed 2002-02-05
CIK 1108924

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At February 5, 2002, there were outstanding 19,023,898 shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                                                                        3

              Consolidated Balance Sheets as of December 31 and March 31, 2001                                         3

              Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and
              2000                                                                                                     4

              Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000               5

              Notes to Consolidated Financial Statements                                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                              19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                       19

Item 2.       Changes in Securities and Use of Proceeds                                                               19

Item 3.       Defaults Upon Senior Securities                                                                         19

Item 4.       Submission of Matters to a Vote of Security Holders                                                     19

Item 5.       Other Information                                                                                       19

Item 6.       Exhibits and Reports on Form 8-K                                                                        20

              Signature                                                                                               21

              Exhibit Index                                                                                           22

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                            OPNET Technologies, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                December 31,            March 31,
                                                                                    2001                  2001
                                                                              -----------------     ------------------
                                         ASSETS

Current assets:
    Cash and cash equivalents                                                    $      60,883          $      62,623
    Accounts receivable, net of $589 and $113 in allowance for doubtful
     accounts at December 31 and March 31, 2001, respectively                            7,065                  4,515
    Unbilled accounts receivable                                                           885                  1,406

    Refundable income taxes                                                                874                    332
    Deferred income taxes                                                                  477                    546
    Prepaid expenses and other current assets                                            1,802                  2,486
                                                                              -----------------     ------------------
           Total current assets                                                         71,986                 71,908

Deferred income taxes                                                                      104                      -
Property and equipment, net                                                              7,138                  6,891
Investment in affiliate                                                                    429                      -
Intangible assets, net                                                                   1,700                  2,000
Goodwill and assembled workforce                                                        10,921                 10,704
Other assets:
    Deposits                                                                                57                     75
    Loan to officer                                                                          -                    231
    Purchased software, net                                                                527                    464
                                                                              -----------------     ------------------
           Total assets                                                          $      92,862          $      92,273
                                                                              =================     ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                                              $        206           $        514
    Accrued liabilities                                                                  2,612                  7,146
    Accrued income taxes                                                                     -                     93
    Deferred revenue                                                                     7,737                  7,681
                                                                              -----------------     ------------------
           Total current liabilities                                                    10,555                 15,434
Note payable                                                                               150                      -
Deferred rent                                                                              309                     59
Deferred revenue                                                                           414                    311
Deferred taxes                                                                               -                     15
                                                                              -----------------     ------------------
           Total liabilities                                                            11,428                 15,819
                                                                              -----------------     ------------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock- par value $0.001; 5,000 shares authorized, no shares
     issued and outstanding at December 31 and March 31, 2001                                 -                      -
    Common stock-par value $0.001; 100,000 authorized; 25,158 and 24,901 shares issued at December 31 and March 31, 2001, respectively; 19,024 and 18,767 shares outstanding at December 31 and March 31, 2001,
     respectively                                                                           25                     25

    Additional paid-in capital                                                          72,151                 70,708
    Deferred compensation                                                                  (92)                  (180)
    Retained earnings                                                                   13,458                  9,999
    Accumulated other comprehensive (loss) income                                           (8)                     2
    Treasury stock - 6,134 shares at December 31 and March 31, 2001                     (4,100)                (4,100)
                                                                              -----------------     ------------------
           Total stockholders' equity                                                   81,434                 76,454
                                                                              -----------------     ------------------
           Total liabilities and stockholders' equity                            $      92,862          $      92,273
                                                                              =================     ==================


          See accompanying notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                     Three Months Ended         Nine Months Ended
                                                                        December 31,                December 31,
                                                                   ----------------------    ------------------------
                                                                      2001        2000          2001           2000
                                                                   ----------  ----------    ----------    ----------
                                                                          (in thousands, except per share data)
      Revenues:
         Software licenses                                           $  6,807   $   5,106     $  19,922     $  13,073

         Services                                                       4,166       3,629        13,456         9,866
                                                                   ----------  ----------    ----------    ----------
              Total revenues                                           10,973       8,735        33,378        22,939
                                                                   ----------  ----------    ----------    ----------

      Cost of revenues:
         Software licenses                                                 84          56           354           357

         Services                                                       1,415       1,215         4,374         3,329
                                                                   ----------  ----------    ----------    ----------
              Total cost of revenues                                    1,499       1,271         4,728         3,686
                                                                   ----------  ----------    ----------    ----------

      Gross profit                                                      9,474       7,464        28,650        19,253
                                                                   ----------  ----------    ----------    ----------
      Operating expenses:
         Research and development                                       2,913       2,175         9,365         5,803

         Sales and marketing                                            4,086       3,648        12,409         9,645
         General and administrative                                     1,233         883         3,308         2,335
         Amortization of acquired technology                              118           -           330             -
                                                                   ----------  ----------    ----------    ----------
               Total operating expenses                                 8,350       6,706        25,412        17,783
                                                                   ----------  ----------    ----------    ----------


      Income from operations                                            1,124         758         3,238         1,470
      Interest and other income                                           331       1,064         1,499         1,877
                                                                   ----------  ----------    ----------    ----------
      Income before provision for income taxes                          1,455       1,822         4,737         3,347
      Provision for income taxes                                          233         678         1,278         1,238
                                                                   ----------  ----------    ----------    ----------
      Net income                                                        1,222       1,144         3,459         2,109
      Accretion of transaction costs on redeemable convertible
      preferred stock                                                       -           -             -            (6)
                                                                   ----------  ----------    ----------   -----------
      Net income applicable to common shares                         $  1,222   $   1,144      $  3,459      $  2,103
                                                                   ==========  ==========    ==========   ===========
      Basic net income applicable per common share                   $   0.06    $   0.06       $  0.18      $   0.13
                                                                   ==========  ==========    ==========    ==========
      Diluted net income per common share                            $   0.06    $   0.06       $  0.17      $   0.12
                                                                   ==========  ==========    ==========    ==========
      Weighted average common shares outstanding (basic)               18,995      18,062        18,919        15,892
                                                                   ==========  ==========    ==========    ==========
      Weighted average common shares outstanding (diluted)             19,956      19,788        20,017        17,476
                                                                   ==========  ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  December 31,
                                                                         ---------------------------------
                                                                             2001                2000
                                                                         -------------      --------------
                                                                                     (in thousands)
Cash flows from operating activities:

    Net income                                                           $       3,459      $       2,109
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            1,504              1,064
        Deferred income taxes                                                      (50)              (124)
        Expense related to employee stock options                                   65                166
        Equity in net loss of affiliate                                              3                  -
        Changes in assets and liabilities:
           Accounts receivable                                                  (2,260)            (1,080)
           Prepaid expenses and other current assets                               840               (661)
           Loans to officer                                                        231                  -
           Refundable income taxes                                                 165                476
           Deposits                                                                 18               (204)
           Accounts payable                                                       (308)               387
           Accrued liabilities                                                  (2,502)             1,133
           Accrued income taxes                                                    (40)               337
           Deferred revenue                                                        159              3,589
           Deferred rent                                                           250                  1
                                                                         --------------     --------------
             Net cash provided by operating activities
                                                                                 1,534              7,193
                                                                         --------------     --------------

Cash flows from investing activities:

    Acquisition                                                                 (1,156)                 -
    Investment in affiliate                                                       (461)                 -
    Purchase of software                                                          (141)              (120)
    Purchase of property and equipment                                          (2,363)            (2,842)
                                                                         --------------     --------------
             Net cash used in investing activities                              (4,121)            (2,962)
                                                                         --------------     --------------

Cash flows from financing activities:

    Proceeds from issuance of note payable                                         150                  -
    Proceeds from sale of common stock                                               -             59,800
    Costs incurred for initial public offering                                       -             (5,673)
    Proceeds from exercise of common stock options                                 328                219
    Proceeds from issuance of common stock under employee stock
     purchase plan                                                                 379                 67
                                                                         --------------     --------------
             Net cash provided by financing activities                             857             54,413
                                                                         --------------     --------------
Effect of exchange rate changes on cash and cash equivalents                       (10)                 5
                                                                         --------------     --------------
Net (decrease) increase in cash and cash equivalents                            (1,740)            58,649
Cash and cash equivalents, beginning of
 period                                                                         62,623              8,765
                                                                         --------------     --------------
Cash and cash equivalents, end of period                                 $      60,883      $      67,414
                                                                         ==============     ==============


          See accompanying notes to consolidated financial statements.

                            OPNET Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation and Nature of Operations

     OPNET Technologies, Inc. ("OPNET", "we" or "us") provides intelligent network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. The OPNET product suite combines predictive modeling and a comprehensive understanding of networking technologies to enable network professionals to more effectively design and deploy networks, provision services, diagnose network and application performance problems, predict the impact of network changes, and efficiently plan capital investments. OPNET is headquartered in Bethesda, Maryland and has offices in Boston, Cary, Dallas, Santa Clara, Paris, France, Oxford, United Kingdom, Sydney, Australia and Ghent, Belgium.

     The accompanying consolidated financial statements include our results and the results of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC. The March 31, 2001 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for the three and nine months ended December 31, 2001 may not be indicative of the operating results for the full fiscal year or any other future period.

     On March 30, 2001, OPNET Development Corp., a wholly owned subsidiary of ours, acquired substantially all of the assets and operations of the NetMaker Division of Make Systems, Inc. ("NetMaker") using the purchase method of accounting. NetMaker offers a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The results of NetMaker's operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

2.   Credit Agreements and Note Payable

     In June 2000, we entered into a $5.0 million line of credit facility with a commercial bank. The line of credit allowed us to use the funds for corporate borrowings and the issuance of letters of credit up to a maximum of $5.0 million. We used the facility to issue a letter of credit for approximately $3.4 million to satisfy the security deposit requirements for our new corporate office facilities lease. We renewed the credit facility for an additional year, and it will now expire in June 2002. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility is collateralized by certain assets of ours and there are also certain financial ratios and conditions that we must maintain under the terms of the loan agreement, as well as certain covenants with which we must comply. As of December 31, 2001, we had no balance outstanding under the line of credit.

     In December 2001, we received proceeds from a $150,000 loan from the Department of Economic Development of Montgomery County, Maryland, under the Sunny Day Fund Initiative. The loan is subject to multiple maturity dates and has a 5% annual interest rate. The principal amount and any accrued interest will be deferred if we meet certain conditions regarding the hiring of full time employees. In December 2006, the principal amount and any accrued interest outstanding may convert to a grant if we achieve certain requirements related to employment.

3.   Stockholders' Equity

     During the nine months ended December 31, 2001, we received proceeds of approximately $328,000 and issued 223,439 shares of Common Stock pursuant to employee exercises of stock options. During the nine months ended December 31, 2001, employees purchased 32,969 shares of Common Stock under the 2000 Employee Stock Purchase Plan, resulting in further proceeds to us of approximately $379,000.

4.   Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. In April 2001, the Emerging Issues Task Force issued an interpretation, Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share" which stipulates that participating convertible securities should be included in the computation of basic earnings per share. We have restated basic earnings per share for the nine months ended December 31, 2000 in accordance with this interpretation. The effect on basic earnings per share was a $0.01 reduction for the nine months ended December 31, 2000. Basic earnings per share is to be computed by dividing net income available to common shareholders by the weighted average number of common shares and participating preferred shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                      Three Months Ended            Nine Months Ended
                                                                         December 31,                  December 31,
                                                                  ---------------------------   ---------------------------
                                                                     2001           2000           2001           2000
                                                                  ------------   ------------   -----------    ------------
Income (Numerator):                                                        (in thousands, except per share data)

    Net income applicable to common shares                            $ 1,222       $  1,144       $ 3,459     $     2,103
    Plus:
    Accretion of transaction costs on redeemable convertible
     preferred stock                                                        -              -             -               6
                                                                  ------------   ------------   -----------    ------------
    Net income (basic and diluted)                                    $ 1,222       $  1,144       $ 3,459       $   2,109
                                                                  ============   ============   ===========    ============

Shares (Denominator):
      Weighted average shares outstanding                              18,995         18,062        18,919          14,873
      Plus:
            Participating redeemable convertible preferred stock            -              -             -           1,019
                                                                  ------------   ------------   -----------    ------------
      Weighted average common shares outstanding (basic)               18,995         18,062        18,919          15,892
      Plus:
            Effect of other dilutive securities - options                 961          1,726         1,098           1,584
                                                                  ------------   ------------   -----------    ------------
      Weighted average shares outstanding (diluted)                    19,956         19,788        20,017          17,476
                                                                  ============   ============   ===========    ============

Net income per common share:

      Basic net income per common share                               $  0.06        $  0.06       $  0.18         $  0.13
      Diluted net income per common share                                0.06           0.06          0.17            0.12


5.   Business Segment and Geographic Area Information

     We operate in one industry segment, the development and sale of computer software programs and related services. For the nine months ended December 31, 2001, there were no sales to any customers that accounted for 10% or more of total revenues. Substantially all assets were held in the United States at December 31, 2001 and March 31, 2001.

6.   Supplemental Cash Flow Information

                                                                         Nine Months Ended
                                                                           December 31,
                                                                   -----------------------------
                                                                      2001             2000
                                                                   ------------    -------------
Supplemental disclosure of cash flow information:                         (in thousands)
     Cash paid for income taxes                                       $    871         $    551

Supplemental disclosure of non cash activities:
     Accrued tenant allowance                                         $    359         $      -
     Post-closing acquisition adjustments                             $    217         $      -
     Conversion of preferred stock                                    $      -         $  6,954
     Accrued offering costs                                           $      -         $     60
     Accretion on preferred stock                                     $      -         $      6
     Purchase of treasury stock                                       $      -         $     78

7.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires us to report and display certain information related to comprehensive income and its components. Comprehensive income includes net income and foreign currency translation adjustments. For the three and nine months ended December 31, 2001, our comprehensive income was $1.2 million and $3.5 million, and included accumulated foreign currency translation losses of approximately $2,000 and $10,000, respectively.

8.   Investment in Affiliate

     We apply the equity method of accounting for investments in business entities in which we do not have significant control but have an ownership interest between 20% and 50%. We consolidate all majority-owned and controlled subsidiaries.

     In August 2001, we entered into an agreement (the "Share Purchase Agreement") with Comsof N.V., a Belgium company and the owner of WDM NetDesign B.V.B.A. ("WDM NetDesign"), through which the companies will collaborate on the development of optical network planning products. Under the Share Purchase Agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. In December 2001 we exercised our option to purchase the remaining shares of WDM NetDesign for $1,250,000. On January 4, 2001, we paid the purchase price for these shares by paying Comsof N.V. $925,000 and issuing them 24,711 shares of Common Stock.

     We accounted for our initial investment in WDM NetDesign using the equity method. Included in the carrying amount of the WDM NetDesign investment is assembled workforce of $68,000 and acquired technology of approximately $352,000 that is being amortized on a straight-line basis over a five-year period. The purchase price allocation is preliminary and subject to adjustment.

     Our interest in WDM NetDesign's losses for the nine months ended December 31, 2001 was $3,000.

9.   New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that certain intangible assets acquired in a business combination be separately identified and recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and certain other intangible assets will no longer be amortized and instead will be subject to periodic evaluation for impairment. In addition, the SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill.

     We have elected early adoption of SFAS Nos. 141 and 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As a result, we have not amortized approximately $10.0 million of goodwill and $1.0 million of assembled workforce acquired in connection with the NetMaker acquisition, which was consummated on March 30, 2001. In accordance with SFAS No. 142, we had six months from the initial date of adoption to complete a transitional impairment test. We have completed this test and determined that no potential impairment existed. Goodwill, including assembled workforce, will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

During the nine months ended December 31, 2001, goodwill was adjusted by approximately $217,000 for modifications to initial purchase accounting estimates.

    Acquired technology is being amortized on a straight-line basis over a five-year period and amortization of acquired technology was $118,000 and $330,000 for the three and nine months ended December 31, 2001, respectively. We expect amortization expense relating to the acquired technology of approximately $470,000 in each of the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006.

    Information regarding the our goodwill and intangible assets is as follows:


                                                                              As of December 31, 2001
                                                                        -----------------------------------
                                                                         Gross Carrying        Accumulated
                                                                             Amount            Amortization

                                                                        -----------------    --------------
                                                                                   (in thousands)
Intangible assets subject to amortization:
     Acquired technology                                                 $   2,352              $     330
                                                                         =========              =========

Intangible assets not subject to amortization:
     Goodwill                                                               9,971
     Assembled workforce                                                    1,018
                                                                        ---------
        Total
                                                                        $  10,989
                                                                        =========


    Included in the above as components of investment in affiliate (see Note 8) are the following: acquired technology of $352,000, accumulated amortization of acquired technology of $30,000 and assembled workforce of $68,000.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated financial position, results of operations, or cash flows.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 will not have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended December 31, 2001, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2001, filed with the SEC.

    This report contains forward-looking statements that involve substantial risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed below in the section captioned "Certain Factors That May Affect Future Results," as well as any cautionary language contained herein, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Further, any forward-looking statement speaks only
 s of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking information.

    Overview

    We provide intelligent network management software products and related services. Our product suite consists of five primary software products: OPNET IT Guru, OPNET Modeler, OPNET Netbiz, and our newest products, OPNET ServiceProvider Guru (released in June 2001) and OPNET WDM Guru (released in December 2001). We sell our OPNET suite of products to service providers, including telecommunications carriers, ISPs and ASPs, large and medium-sized enterprises and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products through our subsidiaries in Australia, Belgium, France and the United Kingdom, and through third-party distributors.

    We sold our first products in 1987. Our operations, including acquisitions, have been financed principally through cash provided by operations, a venture financing in September 1997 and the proceeds of our initial public offering in August 2000. In August 1998, we introduced our OPNET IT Guru and OPNET Netbiz products. In June and December 2001, we released OPNET ServiceProvider Guru and OPNET WDM Guru, respectively, and began new marketing and sales strategies to focus on these products.

    We generate revenues principally from licensing our software products and providing related services, including maintenance and technical support, consulting, and training.

    Our software licenses revenue consists of perpetual and term license sales of our software products, unspecified product upgrades and royalty income. Software licenses revenue is recognized upon delivery, provided that fees are fixed and determinable, no significant modifications to the product are required, and collection of the related receivable is probable. Where significant modifications are required, software licenses revenue is recognized along with consulting fees on a percentage-of-completion basis as the modifications are performed. We allow customers to evaluate our software before purchase, and therefore it is our policy not to allow returns.

    Our services revenue consists of fees from maintenance and technical support agreements, consulting services, and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. Beginning in July 2001, our customers have been able to separately purchase periodic unspecified product upgrades without purchasing technical support. Customers purchasing technical support are still required to purchase periodic unspecified product upgrades. Revenue related to periodic unspecified product upgrades is now classified as software licenses revenue. Revenue related to technical support will continue to be classified as services revenue. Revenues for both technical support and periodic unspecified product upgrades will continue to be deferred and recognized ratably over the support period. Revenue related to periodic unspecified product upgrades purchased by customers since July 2001 was $601,000 and $683,000 for the three and nine months ended December 31, 2001, respectively, and this change in business practices is expected to favorably impact software licenses revenue in future periods. We offer consulting services primarily to provide product customization and enhancements. Consulting services are generally performed under fixed-price agreements and recognized as the work is performed on a percentage-of-completion basis. We provide classroom and on-site training to our customers on a daily fee basis.

    Software licenses revenue and services revenue for which payment has been received, but that do not yet qualify for recognition as revenue, are reflected as deferred revenues.

    Results of Operations

    The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:



                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     ----------------------     ----------------------
                                                        2001         2000         2001         2000
                                                     ----------    --------     ---------    ---------
Revenues:
    Software licenses                                   62.0%        58.5%         59.7%        57.0%
    Services                                            38.0         41.5          40.3         43.0
                                                     -------      -------       -------      -------
       Total revenues                                  100.0        100.0         100.0        100.0
                                                     -------      -------       -------      -------

Cost of revenues:
    Software licenses                                    0.8          0.7           1.1          1.6
    Services                                            12.9         13.9          13.1         14.5
                                                     -------      -------       -------      -------
       Total cost of revenues                           13.7         14.6          14.2         16.1
                                                     -------      -------       -------      -------

Gross profit                                            86.3         85.4          85.8         83.9
                                                     -------      -------       -------      -------

Operating expenses:
    Research and development                            26.6         24.9          28.1         25.3
    Sales and marketing                                 37.2         41.7          37.1         42.0
    General and administrative                          11.2         10.1           9.9         10.2
    Amortization of acquired technology                  1.1            -           1.0            -
                                                     -------      -------       -------      -------
       Total operating expenses                         76.1         76.7          76.1         77.5
                                                     -------      -------      ---------     -------

Income from operations                                  10.2          8.7           9.7          6.4
Interest and other income                                3.0         12.2           4.5          8.2
                                                     -------      -------       -------      -------

Income before provision for income taxes                13.3         20.9          14.2         14.6
Provision for income taxes                               2.1          7.8           3.8          5.4
                                                     -------      -------       -------      -------

Net income                                              11.1%        13.1%         10.4%         9.2%
                                                     =======      =======       =======      =======



    The following table sets forth, for each component of revenue, the cost of revenue as a percentage of the related revenue for the periods indicated:


                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     ----------------------     ----------------------
                                                        2001         2000         2001         2000
                                                     ----------    --------     ---------    ---------

    Cost of software licenses revenue                   1.2%         1.1%          1.8%          2.7%
    Cost of services revenue                           34.0         33.5          32.5          33.7



    Revenues

    Total revenue increased 25.6% to $10,973,000 for the three months ended December 31, 2001 from $8,735,000 for the three months ended December 31, 2000, and increased 45.5% to $33,378,000 for the nine months ended December 31, 2001 from $22,939,000 for the nine months ended December 31, 2000. We believe that the percentage increase in our total revenues achieved in this period is not necessarily indicative of future results.

    Software Licenses Revenue. Software licenses revenue increased 33.3% to $6,807,000 for the three months ended December 31, 2001 from $5,106,000 for the three months ended December 31, 2000, and increased 52.4% to $19,922,000 for the nine months ended December 31, 2001 from $13,073,000 for the nine months ended December 31, 2000. The increase was primarily attributable to the substantial growth in overall demand for our suite of products, revenue contribution by our new product, OPNET ServiceProvider Guru which was released in June 2001, revenue related to our broadening portfolio of modules for OPNET IT Guru and OPNET Modeler products, and license revenue from the change in business practice in July 2001 to allow customers to separately purchase unspecified product upgrades without purchasing technical support. Additional contributors to the growth in software license revenues include an increase in the average transaction size, expansion of our marketing and direct sales force and the continued growth of our international presence.

    Services Revenue. Services revenue increased 14.8% to $4,166,000 for the three months ended December 31, 2001 from $3,629,000 for the three months ended December 31, 2000, and increased 36.4% to $13,456,000 for the nine months ended December 31, 2001 from $9,866,000 for the nine months ended December 31, 2000. This growth in services revenue was primarily a result of increased renewals of technical support contracts by our installed base of customers, increased technical support contracts related to new license sales, and growing demand for consulting services, primarily for the customization of our OPNET Netbiz product, and was partially offset by a change in business practices in July 2001 to allow customers to purchase unspecified product upgrades (licenses revenue) and technical support (services revenue) separately.

    Cost of Revenues

    Cost of software licenses revenue consists primarily of royalties, media, manuals, and distribution costs. Cost of services revenue consists primarily of personnel-related costs in providing technical support, consulting, and training to customers. Gross margin on software licenses revenue is substantially higher than gross margin on services revenue, reflecting the low materials, packaging, and other costs of software products compared with the relatively high personnel costs associated with providing services. Cost of services revenue varies based upon the relative mix of technical support, consulting, and training services.

    Cost of Software Licenses Revenue. Cost of software licenses revenue increased to $84,000 for the three months ended December 31, 2001 from $56,000 for the three months ended December 31, 2000, and decreased to $354,000 for the nine months ended December 31, 2001 from $357,000 for the nine months ended December 31, 2000. Gross margin on software licenses revenue decreased to 98.8% for the three months ended December 31, 2001 from 98.9% for the three months ended December 31, 2000. The small decrease in margin was primarily due to an increase in royalty costs for licensing agreements entered into since March 31, 2001 partially offset by a reduction in the level of sales requiring royalty payments under our March 1999 agreement with Cadence Design Systems ("Cadence"). This agreement required us to pay a 50% royalty for specified sales of OPNET Modeler to the portion of Cadence's customer base that was using an existing Cadence product. The agreement expired on March 31, 2001. Gross margins on software licenses revenue increased to 98.2% for the nine months ended December 31, 2001 from 97.3% for the nine months ended December 31, 2000. We expect that gross margin on software licenses revenue will decline slightly in future periods due to anticipated royalty costs for new licensing arrangements entered into during the three months ended December 31, 2001.

    Cost of Services Revenue. Cost of services revenue increased 16.5% to $1,415,000 for the three months ended December 31, 2001 from $1,215,000 for the three months ended December 31, 2000, and increased 31.4% to $4,374,000 for the nine months ended December 31, 2001 from $3,329,000 for the nine months ended December 31, 2000. Gross margin on services revenue decreased slightly to 66.0% for the three months ended December 31, 2001 from 66.5% for the three months ended December 31, 2000, and increased to 67.5% for the nine months ended December 31, 2001 from 66.3% for the nine months ended December 31, 2000. This improvement in margin for the nine months ended December 31, 2001 is primarily due to a higher level of profitability in consulting services, as well as increased volume of maintenance services that provide higher gross margins than consulting services, as the maintenance services are less labor intensive.

    Operating Expenses

    Research and Development. Research and development expenses consist primarily of salaries, related benefits, and other engineering-related costs. Research and development expenses increased 33.9% to $2,913,000 for the three months ended December 31, 2001 from $2,175,000 for the three months ended December 31, 2000, and increased 61.4% to $9,365,000 for the nine months ended December 31, 2001 from $5,803,000 for the nine months ended December 31, 2000. As a percentage of total revenues, research and development expenses increased to 26.6% for the three months ended December 31, 2001 from 24.9% for the three months ended December 31, 2000, and increased to 28.1% for the nine months ended December 31, 2001 from 25.3% for the nine months ended December 31, 2000. These increases are primarily due to increased staffing levels as result of the NetMaker acquisition in March 2001, increased costs of research and development programs related to the development of new products, including the release of OPNET ServiceProvider Guru in June 2001 and OPNET WDM Guru in December 2001, as well as sustaining and upgrading our existing products. We believe that a significant level of research and development investment will be required to maintain our competitive advantage and expect that the dollar amount of these expenditures will continue to grow in future periods.

     Sales and Marketing. Sales and marketing expenses increased 12.0% to $4,086,000 for the three months ended December 31, 2001 from $3,648,000 for the three months ended December 31, 2000, and increased 28.7% to $12,409,000 for the nine months ended December 31, 2001 from $9,645,000 for the nine months ended December 31, 2000. This increase was primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and an overall increase in the level of advertising, tradeshow and other marketing activities. As a percentage of total revenues, sales and marketing expenses decreased to 37.2% for the three months ended December 31, 2001 from 41.7% for the three months ended December 31, 2000, and decreased to 37.1% for the nine months ended December 31, 2001 from 42.0% for the nine months ended December 31, 2000. This decrease as a percentage of total revenues resulted from a proportionally smaller increase in costs associated with developing market awareness for our newer products relative to the higher level of revenues for the three months ended December 31, 2001. We intend to continue to expand our global sales and marketing infrastructure and, accordingly, expect the dollar amount of our sales and marketing expenses to increase in the future.

    General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, bad debts costs and fees for recruiting, legal, accounting, and other services. General and administrative expenses increased 39.6% to $1,233,000 for the three months ended December 31, 2001 from $883,000 for the three months ended December 31, 2000, and increased 41.7% to $3,308,000 for the nine months ended December 31, 2001 from $2,335,000 for the nine months ended December 31, 2000. The increased level of spending was primarily due to additional personnel costs and other expenses associated with the expansion of our supporting infrastructure and an increase in costs for potentially bad debts. As a percentage of total revenues, general and administrative expenses increased to 11.2% for the three months ended December 31, 2001 from 10.1% for the three months ended December 31, 2000, and decreased to 9.9% for the nine months ended December 31, 2001 from 10.2% for the nine months ended December 31, 2000. We expect that the dollar amount of general and administrative expenses will increase as we expand our operations.

    Amortization of Acquired Technology. In connection with the NetMaker acquisition and our investment in WDM NetDesign, we recorded acquired technology of $2,000,000 and $352,000 respectively, which is being amortized on a straight-line basis over a period of five years. Amortization of acquired technology was $118,000 and $330,000 for the three and nine months ended December 31, 2001, respectively.

    Interest and Other Income

    Interest and other income decreased to $331,000 for the three months ended December 31, 2001 from $1,064,000 for the three months ended December 31, 2000, and decreased to $1,499,000 for the nine months ended December 31, 2001 from $1,877,000 for the nine months ended December 31, 2000. The decrease is primarily driven by a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the quarter.

    Provision for Income Taxes

    The provision for income taxes decreased to $233,000 for the three months ended December 31, 2001 from $678,000 for the three months ended December 31, 2000. Our effective tax rate for the three months ended December 31, 2001 was 16.0% compared to 37.2% for the three months ended December 31, 2000. This decrease in the provision and corresponding decrease in the effective tax rate is primarily due to an increased percentage of research and development tax credits available to us. We have been conducting a multi-phase review of our costs to determine their qualification for the research and development tax credit. We expect this review to be completed in the fourth quarter of fiscal 2002, and we believe that our effective tax rate for the fourth quarter, considering current operating levels, will be less than our normalized expected effective tax rate range for fiscal 2002 of 29 to 31%.

    The provision for income taxes increased to $1,278,000 for the nine months ended December 31, 2001 from $1,238,000 for the nine months ended December 31, 2000. Our effective tax rate for the nine months ended December 31, 2001 was 27.0% compared to 37.0% for the nine months ended December 31, 2000. This increase in the provision and corresponding decrease in the effective tax rate is primarily due to the growth in operating income partially offset by an increased percentage of research and development tax credits available to us.

    Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through cash provided by operating activities. In September 1997, we raised $7.0 million in venture financing, of which we used $3.4 million to repurchase stock from our existing stockholders. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and commissions and offering expenses paid by us. As of December 31, 2001, we had cash and cash equivalents totaling $60.9 million.

    Cash provided by operating activities was $1.5 million for the nine months ended December 31, 2001. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization offset by increased accounts receivable and decreased accrued liability balances as a result of the growth in our business. Cash used in investing activities was $4.1 million for the nine months ended December 31, 2001. The funds were used primarily to purchase approximately $1.1 million of property and equipment for our new corporate headquarters in Bethesda, Maryland, to pay the costs incurred for the NetMaker acquisition and to pay for our investment in WDM NetDesign. Cash provided by financing activities was $857,000 for the nine months ended December 31, 2001, reflecting the proceeds received from the issuance of a note payable, the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

    We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2002. Borrowings under this line of credit bear interest an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our new headquarters in Bethesda, Maryland.

    We expect to experience growth in our working capital needs for the foreseeable future as we execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. We may utilize cash resources to further expand our facilities or to fund acquisitions or investments in complementary businesses, technologies, or products.

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

    If our newest products, OPNET IT Guru, OPNET Netbiz, OPNET ServiceProvider Guru and OPNET WDM Guru do not gain widespread market acceptance, our revenues might not increase and could even decline

    We expect to derive a substantial portion of our revenues in the future from OPNET IT Guru and OPNET Netbiz, both of which were released in August 1998, OPNET ServiceProvider Guru, which was released in June 2001, and OPNET WDM Guru, which was released in December 2001. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of these products. To date, we have not achieved widespread market acceptance of either OPNET IT Guru or OPNET Netbiz, and we have only recently begun shipping OPNET ServiceProvider Guru and OPNET WDM Guru. In addition, if our OPNET Modeler product, which we have been selling since 1987, encounters declining sales, which could occur for a variety of reasons, including market saturation, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

    OPNET Modeler, OPNET IT Guru, OPNET ServiceProvider Guru and OPNET WDM Guru currently face or potentially will face competition from several sources, including:

         . software vendors with intelligent network management offerings and application performance diagnosis solutions, such as Compuware;

         . consultants who offer intelligent network management advisory services; and

         . customers who develop their own intelligent network management capabilities, either internally or through outsourcing.

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

    If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

    In March 2001, we completed the NetMaker acquisition, in January 2002, we completed our acquisition of WDM NetDesign. We may continue to acquire or make investments in companies, products, or technologies if opportunities arise. Any acquisitions could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    OPNET is involved in various claims and legal proceedings arising from its normal operations. Management does not regard any of those matters to be material.

ITEM 2. Changes in Securities and Use of Proceeds

    On August 7, 2000, we closed an initial public offering of our Common Stock (the "Offering"). The shares of Common Stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-32588) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on August 1, 2000, and the Offering commenced on that date.

    After deducting the underwriting discounts and commissions and the estimated Offering expenses, our net proceeds from the Offering were approximately $54.1 million.

    We intend to use the net proceeds of the Offering for general corporate purposes, including working capital and capital expenditures. From the date of the Offering through December 31, 2001, we used approximately $4.8 million of the net proceeds for capital expenditures and leasehold improvements related to our new headquarters facility in Bethesda, Maryland. We also used approximately $6.2 million of the net proceeds for the NetMaker acquisition and acquisition-related expenses, and $461,000 for the investment in WDM NetDesign. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we invest the net proceeds in investment grade, interest-bearing securities. None of these amounts were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of equity securities of OPNET, or any of our affiliates.

ITEM 3. Defaults Upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

    A. Exhibits:  See Exhibit Index

    B. Reports on Form 8-K

                           None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPNET TECHNOLOGIES, INC.
                                 (Registrant)

                                 By: /s/ Joseph W. Kuhn
                                     -------------------------------------
                                     Name:   Joseph W. Kuhn
                                     Title:  Vice President of Finance and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)



Date: February 5, 2002

                            OPNET Technologies, Inc.
                                  EXHIBIT INDEX

  Exhibit
   Number               Description
  -------               -----------
   10.1                 Amended and Restated 2000 Stock Incentive Plan
   ---