Form 10-K
period 2002-03-31
OPNET TECHNOLOGIES INC
filed 2002-06-20
CIK 1108924

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number: 000-30931

                               -----------------

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

                        Common Stock, $ .001 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant's Common Stock on May 22, 2002, as reported on the Nasdaq National Market, was approximately $100.3 million.

   The number of shares of the registrant's Common Stock outstanding on May 22, 2002 was 19,179,103.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2002, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           OPNET TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                                                                               Page
                                                                                               ----
Item                                            PART I

 1.  --  Business.............................................................................   1

 2.  --  Properties...........................................................................  10

 3.  --  Legal Proceedings....................................................................  10

 4.  --  Submission of Matters to a Vote of Security Holders..................................  10

         Executive Officers and Directors of the Registrant...................................  10

                                                PART II

 5.  --  Market for Registrant's Common Stock and Related Stockholder Matters.................  12

 6.  --  Selected Consolidated Financial Data.................................................  13

 7.  --  Management's Discussion and Analysis of Financial Condition and Results of Operations  14

 7a. --  Quantitative and Qualitative Disclosures About Market Risk...........................  27

 8.  --  Financial Statements and Supplementary Data..........................................  27

 9.  --  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  27

                                               PART III

10.  --  Directors and Executive Officers of the Registrant...................................  28

11.  --  Executive Compensation...............................................................  28

12.  --  Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and
           Management.........................................................................  28

13.  --  Certain Relationships and Related Transactions.......................................  28

                                                PART IV

14.  --  Exhibits, Financial Statements and Reports on Form 8-K...............................  29

SIGNATURES....................................................................................  30

   This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in this Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2003.

   IT Guru(TM), Netbiz(TM), OPNET(R), OPNET Modeler(R), SP Guru(TM), OPNET WDM Guru, OPNET Technologies(TM), and OPNETWORK(R) are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report are the property of their respective holders.

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

                                    PART I

ITEM 1.  BUSINESS

Overview

   Founded in 1986, OPNET Technologies, Inc. ("OPNET", "we" or "us") is the pioneer and leading provider of intelligent network management software. OPNET software embeds expert knowledge about how network devices, network protocols, applications and servers operate. This intelligence enables users in network operations, engineering, planning, and application development to be far more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate significant return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to rapidly make better use of resources, reduce operational problems and improve competitiveness.

   We market focused software solutions for each of our target markets. OPNET IT Guru, which was launched in August 1998 and OPNET SP Guru, which was launched in June 2001, are our platform intelligent network management products for enterprises and service providers, respectively. OPNET WDM Guru, which was launched in December 2001, is a new optical network planning product for equipment manufacturers and service providers. OPNET Modeler, our first product which was launched in 1987, is a modeling and simulation product for network R&D, mainly sold to network equipment manufacturers. OPNET Netbiz applications are custom solutions developed with the OPNET Development Kit (ODK), which were launched in August 1998, and are sold primarily to network equipment manufacturers. An additional software solution, OPNET VNE Server, is expected to be generally commercially available at the end of June 2002. VNE Server will be sold primarily to enterprises and service providers.

   Since inception, we have sold our products to enterprises such as Enterprise Rent-a-Car, FleetBoston Financial, IBM Global Services, RR Donnelley and Texas Utilities; service providers such as AT&T, British Telecom, France Telecom, NTT, SBC Communications and Sprint; network equipment manufacturers such as 3Com, Cisco Systems, Ericsson, Motorola, Nokia, and Nortel Networks; and government agencies such as the Coast Guard, FAA, FBI, NASA, Department of State and Department of Defense.

Industry Background

  Growth and Increased Complexity of Networks

   Organizations are increasingly reliant upon their communications networks and data applications to successfully execute their business strategies. The increasing use of business applications, such as enterprise resource planning, corporate intranets, online transaction processing, e-mail, and streaming multimedia, has expanded the amount of network traffic within organizations, and has resulted in significant growth in underlying network infrastructures. In addition, the proliferation and widespread adoption of the Internet has expanded the role of networks beyond organizational boundaries, and these networks now represent the fundamental infrastructure of business. As a result, organizations are recognizing that managing the growth and operation of their communications networks is critical to business success.

   To support the rapidly expanding size and scope of communications requirements, network infrastructures have been developed based on a wide range of equipment, technologies, protocols, and network services. As a result, the operation of these networks is becoming increasingly complex. Enterprises and service providers must now manage the convergence of voice, data and video traffic over traditional, wireless and optical architectures by integrating numerous existing and emerging technologies. The growth of networks, network complexity and network data traffic has forced organizations to confront significant challenges in the cost-effective management of networks and applications.

   Communications networks are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers and network segments. New and enhanced business applications are regularly being deployed and re-deployed. Because traffic levels rise steadily, constant evaluation of and improvements to the network are essential to maintaining business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for networking professionals to identify the true root cause of end-to-end performance problems when they occur. The data required to diagnose end-to-end problems is often not available, and when it is, specialists are required to perform manual analysis that is time consuming, and sometimes impractical. Consider the challenge facing a typical network manager when an end-user experiences performance problems with an important business application: Is there enough bandwidth available? Does the database server have enough capacity? What about the application server? Are network routing protocols tuned properly? What about protocols on the client and server? Was the application designed and configured properly?

   Without a clear understanding of where problems are and what specific changes are required to solve them, network managers resort to uninformed decision-making that translates into wasteful spending on unnecessary server and network upgrades. Due to the distributed nature of enterprise applications, network professionals need solutions that enable them to focus their time and resources in the right places when problems occur to maximize the use of existing infrastructure. Since modifications to infrastructure are costly and have the potential to result in network failures or service level degradation, there is a growing need to plan and implement network changes in a controlled manner, taking into account the potential consequences of each action.

  Inadequacy of Traditional Network Management Solutions

   To date, network management systems have primarily played a reporting role. These systems typically collect, store and analyze data about the traffic on the network, the status and performance of network devices and links, and the availability of network services and applications. While these traditional network management products play an important role in managing performance and availability, they are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies.

   Traditional network management solutions do not adequately support key network management functions, including network design and deployment, applications troubleshooting and deployment, capacity planning, contingency planning, traffic engineering, budgeting and deployment of network policies. Each of these functions depends on a significant amount of expertise, manual effort and multiple sources of data to be done properly without the support of intelligent network management. Traditional network management products lack an operational knowledge of how network devices, applications, and traffic behave together, and are thus limited both in their ability to diagnose complex problems and also their ability to provide quantitative insight into how changes will affect performance.

   In general, the troubleshooting support available from traditional products is focused on monitoring an individual data source, such as traffic volume, or application response time. The support available from traditional tools for future planning is limited to trend analysis and simple projections based on historical information, again, often from a single source. These solutions do not generally take into account the network as a whole, the interaction among network components, and the complex behaviors that are inherent to modern networks and distributed applications.

  Market Opportunity for Intelligent Network Management

   Organizations need intelligent network management solutions that possess an operational understanding of network devices, protocols and applications to enable them to rapidly diagnose complex problems from live operational data sources, and to predict the impact of changes. A predictive capability allows network professionals not only to test network and application performance under a wide range of operating conditions, but also to determine which network technologies are best suited to ultimately solve business problems. We believe business executives and network professionals need a comprehensive network management solution that enhances their ability to:

  .   generate revenue;

  .   reduce operating and capital costs;

  .   increase business productivity;

  .   improve operational efficiency;

  .   reduce time-to-market; and

  .   manage risk.

   Enterprises require intelligent network management solutions for more effectively identifying the root causes of end-to-end application performance problems, troubleshooting device configurations, validating changes, and for critical operational and strategic planning functions.

   Government and defense agencies have needs similar to enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate intelligent network management technology.

   Service providers require intelligent network management solutions for optimizing their investments in network infrastructure, more effectively troubleshooting network configurations, planning for services based on new technologies including wireless and optical, and making better use of network resources to increase competitiveness.

   Network equipment manufacturers require intelligent network management solutions for accelerating network R&D, reducing time-to-market for new technologies, developing custom network design and analysis software, and for reducing sales cycles for sophisticated technology products.

The OPNET Solution and Products

   OPNET software solutions directly address the intelligent network management needs of enterprises, service providers, equipment manufacturers, and government agencies. Our intelligent network management solutions use a variety of advanced technologies to support the assessment of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as Transmission Control Protocol/Internet Protocol, or TCP/IP, IP-QoS, Voice over IP, SONET, CDMA, Virtual Local Area Networks, or VLANs, Frame Relay, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to third party network management solutions, including those from Concord, Infovista, Network Associates, and Netscout. All of the OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

   The following chart summarizes our OPNET product suite:

         Product                  Description             Target Customers
         -------                  -----------             ----------------
OPNET IT Guru              An intelligent network     Large and medium
                           management platform        enterprises, and
                           product for enterprises.   government and defense
                           Enables users to           agencies.
                           troubleshoot and predict
                           the performance of
                           networks and applications.

OPNET SP Guru              An intelligent network     Network service
                           management platform        providers. Networking
                           product for service        professionals that focus
                           providers. Enables         on planning, operations,
                           network providers to       design, and architecture.
                           troubleshoot, validate,
                           plan and design networks.

OPNET Modeler              A modeling and simulation  Network equipment
                           product for network R&D.   manufacturers and R&D
                           Enables designers to       organizations.
                           evaluate how networking
                           equipment, technologies
                           and protocols will
                           perform under simulated
                           network conditions.

OPNET Netbiz and OPNET     Custom applications for    Network equipment
Development Kit ("ODK")    automating network         manufacturers, service
                           design, planning,          providers and government
                           provisioning, proposals,   contractors.
                           and analyses.

OPNET WDM Guru             Optical network planning   Network equipment
                           product for designing      manufacturers and service
                           resilient, cost-efficient  providers. Optical
                           optical networks.          transport layer design
                                                      and planning engineers.

OPNET Modules              Provides enhanced          Entire customer base.
                           functionality for our
                           primary software products.

OPNET Model Libraries      Libraries of models that   Entire customer base.
                           simulate the behavior of
                           networking technologies
                           and communication
                           protocols.

OPNET VNE Server           Currently in development   Entire customer base.
                           with an expected release
                           in June 2002. Maintains a
                           comprehensive view of a
                           customer's network. Used
                           as a front end for OPNET
                           IT Guru and SP Guru.

  OPNET IT Guru

   We began commercial distribution of OPNET IT Guru in August 1998. OPNET IT Guru uses a variety of advanced technologies, including troubleshooting and predictive simulation, to analyze many aspects of network behavior. IT Guru enables our customers to identify current problems related to application performance and network configurations, and also to predict the impact of changes to their networks, applications, and servers under a wide range of scenarios. OPNET IT Guru allows users to identify the root-cause of end-to-end performance problems and to make comparisons among alternative approaches to solving them. IT Guru's predictive component supports managing change within customers' networks, such as adopting new technologies, increasing capacity, and reorganizing assets. OPNET IT Guru also provides detailed views of an application's performance within a network. This enables network managers and application deployment teams to understand the impact of implementing a new application on existing applications, as well as the ability of a network to support the resulting traffic. OPNET IT Guru supports many popular communication protocols and networking technologies that operate within wireline and wireless networks.

  OPNET SP Guru

   We began general commercial distribution of OPNET SP Guru in June 2001. OPNET SP Guru enables service providers to manage networks cost-effectively and improve network efficiency. Its advanced configuration troubleshooting and operational validation capabilities enable network operators to identify problems sooner and reduce mistakes. OPNET SP Guru uses our predictive modeling and diagnostic technology to characterize and forecast many aspects of network behavior. In addition, OPNET SP Guru provides sophisticated design and optimization capabilities that enable service providers to automatically produce more efficient, less costly network designs. Using OPNET SP Guru, network operators are able to maintain a reliable infrastructure with high availability and superior service quality, accelerate deployment of new services, differentiate services from competitors, reduce capital and operating costs, and manage risk.

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

   OPNET Netbiz and ODK

   We began commercial distribution of OPNET Netbiz in August 1998.OPNET Netbiz provides network equipment manufacturers and service providers a platform for automating network design, provisioning, proposals, and analyses. OPNET Netbiz can incorporate customers' proprietary algorithms and business policies to automatically produce and optimize network configurations and designs. OPNET Netbiz enables network equipment manufacturers to provide vendor-specific planning solutions to their service provider customers, and enables service providers to differentiate service offerings from competitors, improve proposal quality, and accelerate business cycles.

  OPNET WDM Guru

   We began commercial distribution of OPNET WDM Guru in December 2001. This product is an advanced network planning solution that enables service providers and network equipment manufacturers to create cost-effective optical networks. Its extensive, built-in network expertise provides powerful capabilities for routing, grooming and dimensioning networks to meet current and future traffic demands. Users can create and test different "what-if" scenarios with varying topologies, traffic loads and configurations. OPNET WDM Guru's reporting features allows users to compare the results of different scenarios, and thereby determine the most cost-effective designs to meet future demands.

  OPNET Modules

   We develop and sell a variety of software modules that provide enhanced functionality to our intelligent network management software products. Currently available OPNET modules include:

  . Application Characterization Environment ("ACE"), for analyzing, diagnosing, and simulating the performance of applications within a network based on network traffic samples;

  . ACE Decode Module, for enhancing ACE's visualizations and diagnoses using a comprehensive application and protocol decode engine;

  . Expert Service Prediction, for the definition and compliance testing of service level agreements;

  . High-Level Architecture, to support building and running a federation of many simulators, each modeling some aspect of a composite system; and

  . Flow Analysis, for determining the route taken by each circuit or traffic flow, as well as the resulting traffic loads on links, and investigating the impact of failure in selected devices or links. This module has two versions: the Service Provider version and the Enterprise version.

  . Multi-Vendor Import, for importing network infrastructure and traffic information from other network management software applications;

  . NetDoctor, for automatic validation of network and protocol configurations; and

  . Wireless, for modeling wireless networks and the effects of terrain on those networks;

  OPNET Model Libraries

   The model libraries are used by OPNET IT Guru, OPNET SP Guru, and OPNET Modeler to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. OPNET IT Guru, OPNET SP Guru, and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, Open Shortest Path First routing, or OSPF, ATM, frame relay, and IP-QoS. Some of our model libraries are included in our base products and others are available for an additional fee.

  OPNET VNE Server

   We expect to commercially distribute OPNET VNE Server in June 2002. This is an on-line continuously operating software product that maintains a valid comprehensive view of the network, including infrastructure, configuration and performance data. It will be able to merge and validate multiple sources of information into a cohesive model. OPNET VNE Server will be used as a front end for OPNET IT Guru, OPNET SP Guru and OPNET Modeler.

Customers

   Our customers include:

  . large and medium-sized enterprises that rely on networks to conduct business;

  .   service providers, including telecommunications carriers and ISPs;

  .   network equipment manufacturers; and

  .   government agencies.

   Our software license agreements provide our customers with perpetual and annual licenses for use by a specified number of concurrent users.

   For the year ended March 31, 2002, we generated 22.6% of our total revenues from customers located outside the United States. For fiscal 2002, revenues from transactions with U.S. government agencies were approximately 23% of our total revenues. No single customer accounted for more than 10% of our total revenues in fiscal 2001 or 2000. Note 16 to our financial statements presents information regarding revenues generated in the United States and internationally.

Sales and Marketing

   We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers and value-added resellers. To date, original equipment manufacturers have not accounted for a material portion of our revenues. In North America, the majority of our sales are made by our direct sales force. As of March 31, 2002, our sales and marketing organization consisted of 90 employees, which comprised 48 sales teams, located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina, Dallas, Texas and Santa Clara, California, and our overseas offices in France, the United Kingdom, and Australia. We intend to expand our sales and marketing organization through aggressive recruiting of qualified individuals.

   Our direct sales force concentrates on sales opportunities in the United States. Our international sales activities are primarily conducted by our France, United Kingdom, and Australia offices and our 16 distributors that resell our products in Germany, Scandinavia, the Middle East, India, Pakistan, China, Japan, Korea, and Singapore. International sales activities are managed by our vice president of international sales. Our marketing division works internally with our engineering and sales teams to develop customer value propositions, and externally to raise awareness of our company and products in order to generate leads for sales. Our external marketing activities are aimed at existing customers, new customer and partner prospects, the media, and industry analysts. These include:

  .   participation in industry tradeshows;

  .   product seminars;

  .   advertisements in trade journals and websites;

  .   direct mailings;

  .   product collateral development;

  .   strategic support for sales teams;

  .   briefings with industry analysts; and

  . a variety of public relations activities, including our annual international technology conference, OPNETWORK.

   For each of the last five years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on intelligent network management for professionals in all areas of networking and information technology. OPNETWORK 2001, held in August 2001, included more than 450 hours of classes, labs and panels led by OPNET experts. Approximately 1,000 people from over 30 countries attended OPNETWORK 2001.

Service and Support

   Our service and support offerings include:

  .   consulting and customization services;

  . software maintenance, which includes providing software updates for major and minor revisions;

  .   technical support by telephone, e-mail, or fax; and

  . training, which includes courses that enable our customers to more effectively use our products.

   We offer consulting services to assist our clients in customizing their OPNET products. In particular, our customers typically buy customization services with their purchase of OPNET Netbiz. Customization services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and product managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, and communication protocol design.

   Software maintenance and technical support may be purchased by our customers, generally on an annual basis. Purchasers of maintenance are provided with unspecified updates to the software they license from us as the unspecified updates are released. The fee for this service is generally determined as a percentage of the current price of product licenses. Beginning in July 2001, our customers have been able to separately purchase periodic unspecified product upgrades without purchasing technical support. Customers purchasing technical support are still required to purchase periodic unspecified product upgrades.

   We provide customer support from our support center at our headquarters in Bethesda, Maryland, as well as from support staff in France, the United Kingdom, and Australia. Our technical support services are supported by a comprehensive information system that ensures that customer inquiries are addressed promptly, tracked until fully resolved, and recorded for future reference. Reports on the overall responsiveness of the technical support infrastructure, and the status of pending customer inquiries, are provided regularly to our technical support staff, technical support management, and executive management.

   We have a core team of technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us improve our products.

   We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California, Cary, North Carolina, France, the United Kingdom, and at our customers' locations. As of March 31, 2002, our full time training staff consisted of 4 employees.

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

   Our total expenses for research and development for fiscal 2002, 2001, and 2000 were $12.3 million, $8.3 million, and $5.7 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland, Cary, North Carolina and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2002, our research and development staff consisted of 94 engineers and technical professionals.

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

Competition

   The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent network management solutions continues to increase. Although none of our competitors offers a solution that is identical to ours, we are subject to current and potential competition from:

  . software vendors with networked application troubleshooting and predictive analysis offerings, such as Compuware;

  . consultants who offer advisory services related to intelligent network management; and

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

  .   industry knowledge and expertise embedded in the software;

  . the interoperability of solutions with existing network management solutions;

  . product performance, accuracy, technical features, ease of use, and price; and customer service and support.

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

   We currently hold registered trademarks in the United States for OPNET and OPNET Modeler. We have pending applications in the United States for the trademark registrations of IT Guru, Netbiz, SP Guru and

OPNET WDM Guru. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between April 2007 and August 2010. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark in France for OPNET that will expire in 2010, if not renewed. In addition, we have one patent for technology related to the OPNET product suite that will expire in 2018, and two pending patent applications that if granted would expire in 2019 and 2021. We believe that, because of the rapid pace of change in our industry, the intellectual property protection for our products will be a less significant factor for our future success than the knowledge, abilities, and experience of our employees.

Employees

   As of March 31, 2002, we had 268 full-time employees, 253 of whom were located in the United States. These included 90 in sales and marketing, 48 in professional services, 94 in engineering, research, and development, and 36 in finance and administration. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

   Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. We also lease office space in Cary, Dallas and Santa Clara in the United States and Paris, France, and Oxen,United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

   We are involved in various claims and legal proceedings arising from our normal operations. Management does not regard any of those matters to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

Executive Officers and Directors of the Registrant

   Our executive officers and directors, and their ages as of May 31, 2002, are as follows:

              Name           Age                  Position
              ----           ---                  --------
    Marc A. Cohen........... 38  Chairman of the Board and Chief Executive
                                 Officer
    Alain J. Cohen.......... 35  President, Chief Technology Officer and
                                 Director
    Joseph W. Kuhn.......... 42  Vice President and Chief Financial Officer
    Pradeep K. Singh........ 33  Senior Vice President of Engineering, Model
                                 Research and Development
    Bruce R. Evans(1)(2).... 43  Director
    Steven G. Finn, PhD(1).. 55  Director
    William F. Stasior(1)(2) 61  Director

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

   Set forth below is certain information regarding the professional experience for each of the above-named persons. These executive officers and directors were elected to serve until their successors have been elected.

Marc A. Cohen and Alain J. Cohen are brothers. There is no other family relationship between any of our other executive officers or between any of these officers and any of our directors.

   Marc A. Cohen, one of our founders, has served as our chairman of the board since our inception in 1986 and as our chief executive officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz(up arrow)Allen & Hamilton, an international management and consulting company. Mr. Cohen received a bachelor's degree in engineering science from Harvard University and a master's degree in electrical engineering from Stanford University.

   Alain J. Cohen, one of our founders, has served as our president and chief technology officer and as a member of our board of directors since our inception in 1986. Mr. Cohen received a bachelor's degree in electrical engineering from the Massachusetts Institute of Technology ("M.I.T.").

   Joseph W. Kuhn has served as vice president and our chief financial officer since January 2002. From March 2001 until joining OPNET, Mr. Kuhn served as executive vice president and chief financial officer of Wisor Telecom Corporation, a provider of communications software systems. From April 1997 to March 2001, Mr. Kuhn served as executive vice president, chief financial and operating officer and a member of the board of directors of Ciraden, Inc., a provider of business services and software systems to dental practices. Prior to April 1997, Mr. Kuhn served as an officer at Alaris Medical, Inc., a publicly traded corporation that develops, manufacturers and provides integrated intravenous infusion therapy and patient monitoring instruments and related disposables. Mr. Kuhn is a graduate of Rutgers University and a certified public accountant.

   Pradeep K. Singh has served as our senior vice president of engineering, model research and development since March 2000. From March 1999 to March 2000, Mr. Singh served as our vice president of engineering, model research and development. From September 1995 to February 1999, he served as our director of model research and development. From October 1994 to August 1995, he was one of our software engineers. Mr. Singh received a bachelor's degree in electrical engineering from Delhi College of Engineering (India) and a master's degree in electrical engineering from Clemson University.

   Bruce R. Evans has served as a member of our board of directors since September 1997. Mr. Evans has been with Summit Partners, a venture capital firm, since 1986, serving as a general partner since 1991 and a managing partner since January 2001. Mr. Evans currently serves on the board of directors of Private Business, Inc., a provider of software and services to community banks and several private companies.

   Steven G. Finn has served as a member of our board of directors since March 1998. Dr. Finn has been a principal research scientist and lecturer at M.I.T. since 1991. Dr. Finn has also served as a consultant with Matrix Partners, a venture capital firm, since 1991.

   William F. Stasior has served as a member of our board of directors since March 1998. Since October 1999, he has served as senior chairman of Booz(up arrow)Allen & Hamilton. From 1991 to 1999, he served as chairman and chief executive officer of Booz(up arrow)Allen & Hamilton. Mr. Stasior currently serves on the boards of directors of Rare Medium Group, Inc., an internet services company, and Emerging Vision, Inc., a retailer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

   Our common stock began trading on the Nasdaq National Market on August 2, 2000, under the symbol "OPNT." The following table sets forth, on a per share basis, for the indicated periods, the high and low sale prices of our common stock as reported by the Nasdaq National Market.

                                Quarterly Common Stock-Price for
                                   the Year Ended March 31,
                                ------------------------------
                                     2002             2001
                                --------------   ---------------
                  Quarter ended  High      Low    High     Low
                  ------------- -------   ------ ------- -------
                  June 30...... $ 21.06   $14.44 $    -- $    --
                  September 30.   18.74     4.75   55.75   16.25
                  December 31..   15.00     5.55   45.13    8.75
                  March 31.....   19.50     8.13   23.00    7.88

Number of Stockholders of Record

   As of May 22, 2002, we had approximately 75 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Sales of Unregistered Securities

   In March 2001, we issued 650,000 shares of our common stock to Make Systems, Inc., a California corporation ("Make"), as partial consideration pursuant to our acquisition of substantially all of the assets of Make's NetMaker division ("NetMaker"). In January 2002, we issued 25,000 shares of our common stock to Comsof N.V., as partial consideration pursuant to our acquisition of WDM NetDesign B.V.B.A. ("WDM NetDesign"). Make and Comsof N.V. were accredited investors as defined in Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), and the common stock issued in these transactions were issued in reliance on the exemption from registration as provided in Section 4
(2) and under Rule 506 of the Securities Act. No underwriters were involved in the foregoing sale of securities.

Use of Proceeds

   In August 2000, we closed an initial public offering of our common stock. The Registration Statement on Form S-1 (No. 333-32588) was declared effective by the Securities and Exchange Commission on August 1, 2000 and we commenced the offering on that date. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the offering were approximately $54.1 million.

   As of March 31, 2002, the proceeds from the offering were used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2002, 2001, and 2000 (referred to as "fiscal 2002", "fiscal 2001", and "fiscal 2000", respectively), and the balance sheet data as of March 31, 2002 and 2001, are derived from, and are qualified by reference to, our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2000, 1999 and 1998, and the statement of operations data for the years ended March 31, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                             Year Ended March 31,
                                                   ----------------------------------------
                                                    2002    2001    2000     1999    1998
                                                   ------- ------- ------- -------  -------
                                                    (in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Software licenses.............................. $27,003 $18,939 $10,577 $ 6,715  $ 7,875
   Services.......................................  17,753  14,005   8,658   5,288    4,054
                                                   ------- ------- ------- -------  -------
     Total revenues...............................  44,756  32,944  19,235  12,003   11,929
                                                   ------- ------- ------- -------  -------
Cost of revenues:
   Software licenses..............................     459     395     728     133      435
   Services.......................................   5,863   4,750   2,875   1,249      980
                                                   ------- ------- ------- -------  -------
     Total cost of revenues.......................   6,322   5,145   3,603   1,382    1,415
                                                   ------- ------- ------- -------  -------
Gross profit......................................  38,434  27,799  15,632  10,621   10,514
                                                   ------- ------- ------- -------  -------
Operating expenses:
   Research and development.......................  12,339   8,263   5,696   4,850    3,190
   Sales and marketing............................  16,866  13,745   7,510   4,056    3,398
   General and administrative.....................   4,655   3,362   2,093   1,984    1,336
   Amortization of acquired intangibles...........     434      --      --      --       --
   Purchased in-process research and development..      --     770      --      --       --
                                                   ------- ------- ------- -------  -------
     Total operating expenses.....................  34,294  26,140  15,299  10,890    7,924
                                                   ------- ------- ------- -------  -------
Income (loss) from operations.....................   4,140   1,659     333    (269)   2,590
Interest and other income, net....................   1,740   2,788     414     376      319
                                                   ------- ------- ------- -------  -------
Income before provision for income taxes..........   5,880   4,447     747     107    2,909
Provision (benefit) for income taxes (1)..........   1,380   1,567     172    (100)   1,134
                                                   ------- ------- ------- -------  -------
     Net income................................... $ 4,500 $ 2,880 $   575 $   207  $ 1,775
                                                   ======= ======= ======= =======  =======
Basic net income applicable per common share...... $   .24 $   .18 $   .04 $   .02  $   .15
                                                   ======= ======= ======= =======  =======
Diluted net income per common share............... $   .22 $   .16 $   .04 $   .02  $   .14
                                                   ======= ======= ======= =======  =======
Weighted average shares outstanding (basic).......  18,953  16,440  12,912  12,831   12,237
Weighted average shares outstanding (diluted).....  20,014  17,977  14,367  13,626   12,897
Balance Sheet Data:
Cash and cash equivalents......................... $62,240 $62,623 $ 8,765 $ 6,414  $ 7,227
Total assets......................................  95,156  92,180  16,828  13,205   11,833
Long-term debt....................................     150      --      --      --       --
Redeemable convertible preferred stock............      --      --   6,948   6,934    6,920
Total stockholders' equity........................  82,995  76,454   3,468   2,737    2,480

--------
(1) The provision for income taxes for the year ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $372, or $.02 per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ''Certain Factors That May Affect Future Results'' and elsewhere in this Annual Report.

Overview

   Revenues. We generate revenues principally from licensing our intelligent management software products and providing related services, including maintenance and technical support, consulting and training. Our software license revenues consist of perpetual and term license sales of our software products.

   Our service revenues consist of fees from maintenance and technical support agreements, consulting services and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. In July 2001, we changed our business practice to allow our customers to separately purchase periodic unspecified product upgrades without purchasing technical support. Revenue related to periodic unspecified product upgrades is now included in license revenue. Revenue related to technical support is included in service revenue. License revenue from unspecified product upgrades was approximately $1.9 million in fiscal 2002. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements. We provide classroom and on-site training to our customers on a daily fee basis.

   Revenues from sales outside of the United States represented 22.6%, 22.4%, and 25.0% of our total revenues in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, sales outside the United States were primarily made through our Paris, France and Oxen, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory.We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

   Cadence Royalty Agreement. In March 1999, we entered into a two-year non-renewable agreement with Cadence Design Systems ("Cadence"), that required us to make an aggregate payment of $1.0 million to Cadence and to pay a 50% royalty on specified sales of OPNET Modeler products sold to the portion of Cadence's customer base that used an existing Cadence product. This agreement expired in March 2001. For fiscal 2001 and 2000, Cadence royalties were $273,000 and $595,000, respectively. We amortized the $1.0 million payment over the two-year marketing support period as part of sales and marketing expenses, and charged the royalty payments to cost of software license revenues as the related revenue was recognized.

   NetMaker Acquisition. In March 2001, we acquired the NetMaker division of Make Systems, Inc. ("NetMaker") for consideration of $5.0 million and 650,000 shares of our common stock. NetMaker offered a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The acquisition contributed key components that enabled us to broaden our product suite for the service provider market. The acquisition was accounted for using the purchase method. See Note 2 to our consolidated financial statements for additional information related to our acquisition of NetMaker.

   WDM NetDesign Acquisition. In July 2001, we acquired a 20% interest in WDM NetDesign B.V.B.A. ("WDM NetDesign") for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. Through this acquisition, we collaborated on the development of optical network planning products with Comsof N.V., the owner of WDM NetDesign.In December 2001, we exercised our option to purchase the remaining shares of WDM NetDesign for approximately $1.3 million. In January 2002, we purchased these shares by paying Comsof N.V. $925,000 and issuing them 25,000 shares of our common stock. As a result of this acquisition, we now own WDM NetDesign's core technology in optical networking design and engineering depth and expertise. See Note 2 to our consolidated financial statements for additional information related to our acquisition of WDM NetDesign.

Results of Operations

   The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                  Year Ended March 31,
                                                  -------------------
                                                   2002   2001   2000
                                                  -----  -----  -----
         Revenues:
            Software licenses....................  60.3%  57.5%  55.0%
            Services.............................  39.7   42.5   45.0
                                                  -----  -----  -----
                Total revenues................... 100.0  100.0  100.0
                                                  -----  -----  -----
         Cost of revenues:
            Software licenses....................   1.0    1.2    3.8
            Services.............................  13.1   14.4   14.9
                                                  -----  -----  -----
                Total cost of revenues...........  14.1   15.6   18.7
                                                  -----  -----  -----
         Gross profit............................  85.9   84.4   81.3
                                                  -----  -----  -----
         Operating expenses:
            Research and development.............  27.5   25.1   29.6
            Sales and marketing..................  37.7   41.7   39.1
            General and administrative...........  10.4   10.2   10.9
            Amortization of acquired intangibles.   1.0     --     --
            Purchased research and development...    --    2.4     --
                                                  -----  -----  -----
                Total operating expenses.........  76.6   79.4   79.6
                                                  -----  -----  -----
         Income from operations..................   9.3    5.0    1.7
         Interest and other income, net..........   3.9    8.5    2.2
                                                  -----  -----  -----
         Income before provision for income taxes  13.2   13.5    3.9
         Provision for income taxes..............   3.1    4.8    0.9
                                                  -----  -----  -----
         Net income..............................  10.1%   8.7%   3.0%
                                                  =====  =====  =====

   The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                  Year Ended March 31,
                                                  -------------------
                                                   2002   2001   2000
                                                   ----   ----   ----
         Cost of software license revenues.......   1.7%   2.1%   6.9%
         Cost of service revenues................  33.0   33.9   33.2

  Revenues

   Software License Revenues. Software license revenues were $27.0 million, $18.9 million and $10.6 million in fiscal 2002, 2001 and 2000, respectively, representing increases of 42.6% in fiscal 2002 from fiscal

2001 and 79.1% in fiscal 2001 from fiscal 2000. This growth is primarily due to increased overall demand for our products, revenue contribution from new products, increased penetration of international markets, expansion of marketing and direct sales force and increased average transaction size. Approximately $1.9 million of the increase in fiscal 2002 was due to the change in business practice in July 2001 to allow customers to separately purchase unspecified product upgrades without purchasing technical support. For fiscal 2002, a substantial growth in sales to enterprises of OPNET IT Guru, Application Characterization Environment, and new modules, such as ACE Decode Module, NetDoctor and Flow Analysis, combined with sales to service providers of two products launched in fiscal 2002, OPNET SP Guru and OPNET WDM Guru, offset a significant decline in sales to network equipment manufacturers of OPNET Modeler. The increase in demand for our products during fiscal 2001was primarily for OPNET Modeler, OPNET Netbiz, OPNET IT Guru and Application Characterization Environment.We may experience a slower rate of growth in overall software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

   Service Revenues. Service revenues were $17.8 million, $14.0 million and $8.7 million in fiscal 2002, 2001 and 2000, respectively, representing increases of 26.8% in fiscal 2002 from fiscal 2001 and 61.8% in fiscal 2001 from fiscal 2000. The increases in service revenues are primarily due to growing demand for our consulting services, increased renewals for maintenance contracts by our installed base of customers, and additional technical support contracts related to new license sales. For fiscal 2002, these increases were partially offset by our change in business practices in July 2001 to allow customers to purchase unspecified periodic product upgrades (license revenue) and technical support (service revenue) separately. Engagements with U.S. government agencies and customization of our OPNET Netbiz product contributed to the growing demand for our consulting services in fiscal 2002 and 2001, respectively. We expect that service revenues will continue to increase in absolute dollars as long as our customer base continues to grow and we maintain several large consulting contracts with U.S. government agencies.

  Cost of Revenues

   Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing services.

   Cost of Software License Revenues. Cost of software license revenues were $459,000, $395,000 and $728,000 in fiscal 2002, 2001 and 2000, respectively.
The 16.2% increase in fiscal 2002 from fiscal 2001 is primarily due to an increase in royalty costs for licensing agreements entered into since March 2001, partially offset by the decrease in royalty payments under our March 1999 agreement with Cadence, which expired in March 2001. The 45.7% decrease in fiscal 2001 from fiscal 2000 results from a reduction in the number of sales requiring royalty payments under our agreement with Cadence.

   Cost of Service Revenues. Cost of service revenues were $5.9 million, $4.7 million and $2.9 million in fiscal 2002, 2001 and 2000, respectively, representing increases of 23.4% in fiscal 2002 from fiscal 2001 and 65.2% in fiscal 2001 from fiscal 2000. Gross margin on service revenues increased slightly to 67.0% in fiscal 2002 from 66.1% in fiscal 2001 due to a higher level of profitability in consulting and training services and an increased volume of maintenance services, which provide higher gross margins than consulting and training services, as the maintenance services are less labor intensive. Gross margin on service revenue decreased to 66.1% in fiscal 2001 from 66.8% in fiscal 2000 primarily due to a slightly higher proportion of service revenues derived from consulting services, which provide lower gross margins than maintenance services. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

  Operating Expenses

   Research and Development. Research and development expenses were $12.3 million, $8.3 million and $5.7 million in fiscal 2002, 2001 and 2000, respectively, representing increases of 49.3% in fiscal 2002 from fiscal 2001 and 45.1% in fiscal 2001 from fiscal 2000. These increases are primarily due to increased headcount as a result of the NetMaker acquisition in March 2001 and the WDM NetDesign acquisition in January 2002, and increased staffing levels for developing new products as well as sustaining and upgrading existing products. The increase in fiscal 2002 was partially offset by a decrease in discretionary bonuses for fiscal 2002 compared to fiscal 2001.

   We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We expect the absolute dollar amount of these expenditures will continue to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors.

   Sales and Marketing. Sales and marketing expenses were $16.9 million, $13.7 million and $7.5 million in fiscal 2002, 2001 and 2000, respectively. The 22.7% increase in fiscal 2002 from fiscal 2001 is primarily due to an increase in the size of our direct sales force, including the addition of sales offices in the United Kingdom and Australia in fiscal 2002, increased commissions associated with the growth in revenues and higher conference costs. The 83.0% increase in fiscal 2001 from fiscal 2000 is primarily due to a substantial increase in the size of our direct sales force, increased commissions associated with the growth in revenues and higher marketing costs.

   As a percentage of total revenues, sales and marketing expenses decreased to 37.7% in fiscal 2002 from 41.7% in fiscal 2001. This decrease resulted from a proportionally smaller increase in costs associated with developing market awareness for our new products relative to the higher level of revenues in fiscal 2002. As a percentage of total revenues, sales and marketing expenses increased in fiscal 2001 from 39.1% in fiscal 2000. The increase as a percentage of total revenues was due to our additional investment of resources associated with developing market awareness for our OPNET IT Guru and OPNET Netbiz products in fiscal 2001.

   We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars and as a percentage of total revenue in future periods.

   General and Administrative. General and administrative expenses were $4.7 million, $3.4 million and $2.1 million in fiscal 2002, 2001 and 2000, respectively. The 38.5% increase in fiscal 2002 from fiscal 2001 is primarily due to higher legal, accounting and other professional fees, bad debt expense and personnel costs. The increase in fiscal 2002 was partially offset by a decrease in discretionary bonuses for fiscal 2002 compared to fiscal 2001. The 60.6% increase in fiscal 2001 from fiscal 2000 is primarily due to additional personnel costs and other expenses associated with our expansion of supporting infrastructure.

   We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

   Amortization of Acquired Technology. In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Beginning in fiscal 2002, these acquired technologies are being amortized on a straight-line basis over five years. Amortization of acquired technology was $434,000 in fiscal 2002.

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

  Interest and Other Income, Net

   Interest and other income, net were $1.7 million, $2.8 million and $414,000 in fiscal 2002, 2001 and 2000, respectively. The decrease of $1.1 million in fiscal 2002 from fiscal 2001 is primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout fiscal 2002. The increase of $2.4 million in fiscal 2001 from fiscal 2000 is primarily attributable to the interest earned on the proceeds from our initial public offering.

  Provision for Income Taxes

   Our effective tax rates were 23%, 35% and 23% for fiscal 2002, 2001 and 2000, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to growth in operating income and the amount of tax credits available to us in each period from incremental research expenditures. In fiscal 2002, we conducted a review of our costs to determine their qualification for the increased research tax credit. As a result of this review, we generated an additional $372,000 in non-recurring tax credits resulting from incremental research expenditures.

   We expect our effective tax rate in the near-term to range from 30% to 33%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

   Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of March 31, 2002, we had cash and cash equivalents totaling $62.2 million.

   Cash provided by operating activities was $4.4 million, $10.5 million, and $4.1 million for fiscal 2002, 2001 and 2000, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and increases in deferred revenue, changes in accrued liabilities and increases in accounts receivable balances. The decrease in cash provided by operations in fiscal 2002 from fiscal 2001 was attributable to our decreased accrued liabilities, resulting from a decrease in accrued bonus compensation, increased billed accounts receivable due to our revenue growth, and increased refundable income taxes, due to non-recurring tax credits for incremental research expenditures.

   Cash used in investing activities was $5.7 million, $11.1 million, and $1.9 million for fiscal 2002, 2001, and 2000, respectively. The funds were used to purchase property and equipment for our corporate headquarters in Bethesda, Maryland and expenditures for purchased software. Cash used in investing activities also includes the cash portion of the purchase price of the NetMaker acquisition in March 2001 and the purchase of WDM NetDesign, net of cash acquired, in January 2002. In fiscal 2000 and fiscal 1999, these funds were also used to purchase marketing support rights from Cadence.

   Cash provided by financing activities was $913,000, $54.4 million, and $88,000 for fiscal 2002, 2001, and 2000, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options, the sale of common stock under our 2000 Employee Stock Purchase Plan, the issuance of a note payable in fiscal 2002, and the proceeds received in fiscal 2001 from our initial public offering, net of underwriting discounts and offering expenses.

   We have a $5.0 million revolving line of credit with a commercial bank, which expires in June 2002. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. There was no balance outstanding on this line of credit as of March 31, 2002. We plan to renew the line of credit upon its expiration in June 2002.

   As of March 31, 2002, we did not have any significant contractual commitments other than operating leases for office facilities. See Note 11 to our consolidated financial statements for information related to our operating leases.

   We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products.

   We believe that our current cash and cash equivalents and cash generated from operations, along with available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Critical Accounting Policies

   The preparation of our financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Future results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be both important to the portrayal of our financial position and results of operations and require the exercise of significant, subjective, or complex judgment and/or estimates.

   Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions", SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

   For our software arrangements, a determination needs to be made for each arrangement regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of SOP 97-2 are met. Contract accounting is required if our services are essential to the arrangement. In many cases, our services are essential to the arrangement because they involve customization and enhancements, and our fees are paid in stages based upon the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using contract accounting, which generally results in recording revenue over a longer period of time. In other cases, our services are not essential to the arrangement and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize software license revenue when (1) persuasive evidence of an arrangement exists, (2) the product has been delivered, (3) the fee is fixed or determinable, and (4) collectibility is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our results of operations from period to period to the extent that significant new arrangements are not accounted for using contract accounting.

   Under the percentage-of-completion contract accounting method, we recognize revenue from the entire arrangement based on the percentage of hours incurred related to our services compared to the total hours of such services. Using the percentage-of-completion method requires us to make estimates about the future cost of services and estimated hours to complete, which are subject to change for a variety of internal and external factors. A change in these estimates could result in a material adjustment to the amount of revenue recorded in any period under the arrangement.

   Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, management considers the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer's industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, the estimates made by management will also change, which could impact the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

   Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Our intangible assets consist of acquired technology. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will more likely than not differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses.

   Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. No impairment has been indicated to date.

   Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2002.

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

  .   the timing of large orders;

  .   software arrangements requiring contract accounting;

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

  Our customers are primarily in four target markets and our operating results may be adversely affected by changes in one or more of these markets

   As part of our focus on four targeted markets, our financial results depend, in significant part, upon the economic conditions of enterprise, U.S. government agencies, service provider and network equipment manufacturer markets. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these markets may decrease our revenues or lower our growth rate.

  A decline in information technology spending may result in a decrease in our revenues or lower our growth rate

   A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers' level of funding for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and cause price erosion for our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

  If our newest products, particularly those targeted primarily for enterprises, do not gain widespread market acceptance, our revenues might not increase and could even decline

   We expect to derive a substantial portion of our revenues in the future from sales to enterprises of version 8.1 of OPNET IT Guru, which was released in May 2002, Application Characterization Environment, which was released in fiscal 2000, products released in fiscal 2002, such as ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which is expected to be released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of our products. To date, we have not achieved widespread market acceptance of our products. In addition, if our OPNET Modeler product, which we have been selling since 1987, continues to encounter declining sales, which could occur for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

  We may not be able to grow our business if service providers do not buy our products

   A key element of our strategy is to increase sales to service providers, and our future performance will be significantly dependent upon increased adoption by service providers of our software products, including OPNETSP Guru and OPNET WDM Guru, both launched in fiscal 2002. Accordingly, if our products fail to perform favorably in the service provider environment or to gain wider adoption by service providers, our business and future operating results could suffer.

  Our lengthy and variable sales cycle makes it difficult to predict operating results

   It is difficult for us to forecast the timing and recognition of revenues from sales of our products because prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the sales process, the customer may decide not to purchase or may scale down proposed orders of our products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers' orders.

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

  Our future revenue is substantially dependent upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services

   Our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance agreements and license of other products. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our customers fail to renew their maintenance agreements or purchase additional products or services, our revenues could decrease.

  Increases in service revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results

   We realize lower margins on service revenues than on software license revenues. As a result, if service revenues increase as a percentage of total revenues, our gross margins will be lower and our operating results may be adversely affected.

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

  . greater difficulty in accounts receivable collection and longer collection periods;

  . the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish more direct sales or support staff outside the United States;

  .   potentially adverse tax consequences;

  .   the effects of currency fluctuations; and

  .   political and economic instability.

  We expect to face intense competition, which could cause us to lose sales, resulting in lower profitability

   Increasing competition in our market could cause us to lose sales and become unprofitable. The market for intelligent network management software is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent network management solutions continues to increase. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

  If our products contain errors and we are unable to correct those errors our reputation could be harmed and could cause our customers to demand refunds from us or assert claims for damages against us

   Our software products could contain significant errors or bugs that may result in:

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

  Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenues and could allow the use of our products by users who have not paid the required license fee

   If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenues. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. Our success and ability to compete depend substantially upon the internally developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition and non-disclosure agreements with our employees. These measures afford only limited protection and may be inadequate, especially because our employees are highly sought after and may leave our employ with significant knowledge of our proprietary information. In addition, any confidentiality, non-competition and non-disclosure agreements we enter into may be found to be unenforceable, or our copy protection mechanisms embedded in our software products could fail or could be circumvented.

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

  Possible adverse impact of interpretations of existing accounting pronouncements

   Based on our reading and interpretations of SOPs 81-1, 97-2 and 98-9, and SAB 101, we believe that our current contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

  As with other software vendors, we may be required to delay revenue recognition into future periods which could adversely impact our operating results

   We have in the past had to, and in the future may have to, defer recognition for license fees due to several factors, including whether:

  . software arrangements include undelivered elements for which we do not have vendor specific evidence of fair value;

  . we must deliver services for significant customization, enhancements and modifications of our software;

  . the transaction involves material acceptance criteria or there are other identified product-related issues;

  .   the transaction involves contingent payment terms or fees;

  .   we are required to accept a fixed-fee services contract; or

  .   we are required to accept extended payment terms.

   Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery.

  If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

   In March 2001, we completed the NetMaker acquisition. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money instruments and U.S. Treasury bills. The carrying value of our note payable approximates fair value. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or note payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None.

                                   PART III

   Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 10, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 12. EQUITY COMPENSATION PLANS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in the sections entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement are incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORMS 8-K

   The following documents are filed as part of this Form 10-K:

      1. Financial Statements. The following financial statements of OPNET Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Independent Auditors' Report........................................................................  31
Consolidated Balance Sheets as of March 31, 2002 and 2001...........................................  32
Consolidated Statements of Operations for the years ended March 31, 2002, 2001, and 2000............  33
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000............  34
Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2002, 2001, and 2000..........................................................................................  35
Notes to Consolidated Financial Statements..........................................................  36

      2. Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1932, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20/th/ day of June, 2002.


                                              OPNET TECHNOLOGIES, INC.

                                              By:      /s/  MARC A. COHEN
                                                  -----------------------------
                                                          Marc A. Cohen
                                                    Chairman of the Board and
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1932, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 20/th/ day of June, 2002.

          Signature                        Title
          ---------                        -----

     /s/  MARC A. COHEN        Chairman and Chief Executive
-----------------------------    Officer (Principal
        Marc A. Cohen            Executive Officer)

     /s/  ALAIN J. COHEN       President, Chief Technology
-----------------------------    Officer and Director
       Alain J. Cohen

     /s/  JOSEPH W. KUHN       Vice President and Chief
-----------------------------    Financial Officer
       Joseph W. Kuhn            (Principal Financial and
                                 Accounting Officer)

     /s/  BRUCE R. EVANS       Director
-----------------------------
       Bruce R. Evans

  /s/  STEVEN G. FINN, PHD     Director
-----------------------------
     Steven G. Finn, PhD

   /s/  WILLIAM F. STASIOR     Director
-----------------------------
     William F. Stasior

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OPNET Technologies, Inc.
Bethesda, Maryland

   We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the "Company"), as of March 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
McLean, Virginia
April 19, 2002

                           OPNET TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         March 31,
                                                                                     ----------------
                                                                                       2002     2001
                                                                                     -------  -------
                                      ASSETS
Current assets:
   Cash and cash equivalents........................................................ $62,240  $62,623
   Accounts receivable, net.........................................................   7,403    4,515
   Unbilled accounts receivable.....................................................   1,331    1,406
   Refundable income taxes..........................................................   1,253      239
   Deferred income taxes............................................................      --      546
   Prepaid expenses and other current assets........................................     910    2,486
                                                                                     -------  -------
       Total current assets.........................................................  73,137   71,815
   Property and equipment, net......................................................   7,670    7,355
   Intangible assets, net...........................................................   2,067    2,000
   Goodwill.........................................................................  12,212   10,704
   Other assets.....................................................................      70      306
                                                                                     -------  -------
       Total assets................................................................. $95,156  $92,180
                                                                                     =======  =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................. $   544  $   514
   Accrued liabilities..............................................................   2,362    7,146
   Deferred income taxes............................................................     156       --
   Deferred revenue.................................................................   8,019    7,681
                                                                                     -------  -------
       Total current liabilities....................................................  11,081   15,341
   Note payable.....................................................................     150       --
   Deferred rent....................................................................     381       59
   Deferred revenue.................................................................     506      311
   Deferred income taxes............................................................      43       15
                                                                                     -------  -------
       Total liabilities............................................................  12,161   15,726
                                                                                     -------  -------
Commitments and contingencies (note 11).............................................      --       --

Stockholders' equity:
   Preferred stock--5,000 shares authorized; no shares issued and outstanding at
     March 31, 2002 and 2001........................................................      --       --
   Common stock--100,000 shares authorized; 25,220 and 24,901 shares issued at
     March 31, 2002 and 2001, respectively; 19,086 and 18,767 shares outstanding at
     March 31, 2002 and 2001, respectively..........................................      25       25
   Additional paid-in capital.......................................................  72,655   70,708
   Deferred compensation............................................................     (74)    (180)
   Retained earnings................................................................  14,499    9,999
   Accumulated other comprehensive (loss) income....................................     (10)       2
   Treasury stock--6,134 shares at March 31, 2002 and 2001..........................  (4,100)  (4,100)
                                                                                     -------  -------
       Total stockholders' equity...................................................  82,995   76,454
                                                                                     -------  -------
       Total liabilities and stockholders' equity................................... $95,156  $92,180
                                                                                     =======  =======

         See accompanying notes to consolidated financial statements.

                           OPNET TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                        Year Ended March 31,
                                                      -------------------------
                                                        2002     2001    2000
                                                      -------  -------  -------
 Revenues:
    Software licenses................................ $27,003  $18,939  $10,577
    Services.........................................  17,753   14,005    8,658
                                                      -------  -------  -------
        Total revenues...............................  44,756   32,944   19,235
                                                      -------  -------  -------
 Cost of revenues:
    Software licenses................................     459      395      728
    Services.........................................   5,863    4,750    2,875
                                                      -------  -------  -------
        Total cost of revenues.......................   6,322    5,145    3,603
                                                      -------  -------  -------
 Gross profit........................................  38,434   27,799   15,632
                                                      -------  -------  -------
 Operating expenses:
    Research and development.........................  12,339    8,263    5,696
    Sales and marketing..............................  16,866   13,745    7,510
    General and administrative.......................   4,655    3,362    2,093
    Amortization of acquired technology..............     434       --       --
    Purchased in-process research and development....      --      770       --
                                                      -------  -------  -------
        Total operating expenses.....................  34,294   26,140   15,299
                                                      -------  -------  -------
 Income from operations..............................   4,140    1,659      333
                                                      -------  -------  -------
 Other income (expense)
    Interest income..................................   1,797    2,845      407
    Interest expense and other income (expense), net.     (57)     (57)       7
                                                      -------  -------  -------
                                                        1,740    2,788      414
                                                      -------  -------  -------
 Income before provision for income taxes............   5,880    4,447      747
 Provision for income taxes..........................   1,380    1,567      172
                                                      -------  -------  -------
 Net income.......................................... $ 4,500  $ 2,880  $   575
                                                      =======  =======  =======
 Basic net income applicable per common share........ $   .24  $   .18  $   .04
                                                      =======  =======  =======
 Diluted net income per common share................. $   .22  $   .16  $   .04
                                                      =======  =======  =======



         See accompanying notes to consolidated financial statements.

                           OPNET TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Year Ended March 31,
                                                                                  --------------------------
                                                                                    2002     2001      2000
                                                                                  -------  --------  -------
Cash flows from operating activities:
   Net income.................................................................... $ 4,500  $  2,880  $   575
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................................   2,020     1,396    1,229
   Provision for losses on accounts receivable...................................     361        25       53
   Deferred income taxes.........................................................     528      (331)     (64)
   In-process research and development...........................................      --       770       --
   Expense related to employee stock options.....................................      83       190       36
   Changes in assets and liabilities, net of effects from acquisitions:
       Billed and unbilled accounts receivable...................................  (3,406)   (2,434)     (92)
       Loans to employees........................................................     231        --     (231)
       Prepaid expenses and other current assets.................................   1,576      (743)    (209)
       Refundable income taxes...................................................    (824)      144      (59)
       Deposits..................................................................       5       (13)     (20)
       Accounts payable..........................................................      30       344        7
       Accrued liabilities.......................................................  (2,198)    3,883    1,496
       Accrued income taxes......................................................    (189)       93       --
       Tax benefit from exercise of employee stock options.......................     857       238       --
       Deferred revenue..........................................................     533     4,072    1,416
       Deferred rent.............................................................     322        29      (10)
                                                                                  -------  --------  -------
          Net cash provided by operating activities..............................   4,429    10,543    4,127
                                                                                  -------  --------  -------
Cash flows from investing activities:
   Purchase of property and equipment............................................  (3,278)   (6,222)  (1,364)
   Acquisition of NetMaker division of Make Systems, Inc.........................  (1,156)   (4,905)      --
   Acquisition of WDM Net Design, net of cash acquired...........................  (1,279)       --       --
   Purchase of intangibles.......................................................      --        --     (500)
                                                                                  -------  --------  -------
          Net cash used in investing activities..................................  (5,713)  (11,127)  (1,864)
                                                                                  -------  --------  -------
Cash flows from financing activities:
   Proceeds from exercise of common stock options................................     384       317      134
   Issuance of common stock under employee stock purchase plan...................     379        67       --
   Proceeds from sale of common stock............................................      --    59,800       --
   Costs incurred for initial public offering....................................      --    (5,732)     (46)
   Proceeds from issuance of note payable........................................     150        --       --
   Purchase of treasury stock....................................................      --       (12)      --
                                                                                  -------  --------  -------
          Net cash provided by financing activities..............................     913    54,440       88
                                                                                  -------  --------  -------
Effect of exchange rate changes on cash and cash equivalents.....................     (12)        2       --
                                                                                  -------  --------  -------
Net (decrease) increase in cash and cash equivalents.............................    (383)   53,858    2,351
Cash and cash equivalents, beginning of year.....................................  62,623     8,765    6,414
                                                                                  -------  --------  -------
Cash and cash equivalents, end of year........................................... $62,240  $ 62,623  $ 8,765
                                                                                  =======  ========  =======

          See accompanying notes to consolidated financial statements

                           OPNET TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                          Common Stock                     Treasury Stock
                                                    -------------------------   Additional --------------
                                                    Shares     Shares            Paid-In                        Deferred
                                                    Issued   Outstanding Amount  Capital   Shares    Amount   Compensation
                                                    ------   ----------- ------ ---------- ------   -------   ------------
Balance, April 1, 1999............................. 16,809     10,681     $17    $   166   6,128    $(4,010)     $
Net income.........................................
Share options exercised............................    270        270                134
Deferred compensation..............................                                  323                          (323)
Amortization of deferred compensation..............                                                                 36
Other..............................................
                                                    ------     ------     ---    -------   -----    -------      -----
Balance, March 31, 2000............................ 17,079     10,951      17        623   6,128     (4,010)      (287)
Net income.........................................
Foreign currency translation.......................

Total comprehensive income.........................
Proceeds from sale of common stock, net............  4,600      4,600       5     54,063
Conversion of Series A redeemable convertible stock  2,172      2,172       2      6,952
Issuance of common stock:
   Exercise of options.............................    395        395                317
   Employee stock purchase plan....................      5          5                 67
   Acquisition.....................................    650        650       1      8,287
Share options cancelled............................                                  (10)                           10
Tax benefit from exercise of stock options.........                                  238
Purchase of treasury stock.........................                (6)               171       6        (90)
Amortization of deferred compensation..............                                                                 97
Other..............................................
                                                    ------     ------     ---    -------   -----    -------      -----
Balance, March 31, 2001............................ 24,901     18,767      25     70,708   6,134     (4,100)      (180)
Net income.........................................
Foreign currency translation.......................

Total comprehensive income.........................
Issuance of common stock:
   Exercise of options.............................    261        261                384
   Employee stock purchase plan....................     33         33                379
   Acquisition.....................................     25         25                350
Share options cancelled............................                                  (23)                           23
Tax benefit from exercise of stock options.........                                  857
Amortization of deferred compensation..............                                                                 83
                                                    ------     ------     ---    -------   -----    -------      -----
Balance, March 31, 2002............................ 25,220     19,086     $25    $72,655   6,134    $(4,100)     $ (74)
                                                    ======     ======     ===    =======   =====    =======      =====

                                                              Accumulated
                                                                 Other         Total
                                                    Retained Comprehensive Stockholders'
                                                    Earnings    Income        Equity
                                                    -------- ------------- -------------
Balance, April 1, 1999............................. $ 6,564      $            $ 2,737
Net income.........................................     575                       575
Share options exercised............................                               134
Deferred compensation..............................                                --
Amortization of deferred compensation..............                                36
Other..............................................     (14)                      (14)
                                                    -------      ----         -------
Balance, March 31, 2000............................   7,125        --           3,468
Net income.........................................   2,880                     2,880
Foreign currency translation.......................                 2               2
                                                                              -------
Total comprehensive income.........................                             2,882
Proceeds from sale of common stock, net............                            54,068
Conversion of Series A redeemable convertible stock                             6,954
Issuance of common stock:
   Exercise of options.............................                               317
   Employee stock purchase plan....................                                67
   Acquisition.....................................                             8,288
Share options cancelled............................
Tax benefit from exercise of stock options.........                               238
Purchase of treasury stock.........................                                81
Amortization of deferred compensation..............                                97
Other..............................................      (6)                       (6)
                                                    -------      ----         -------
Balance, March 31, 2001............................   9,999         2          76,454
Net income.........................................   4,500                     4,500
Foreign currency translation.......................               (12)            (12)
                                                                              -------
Total comprehensive income.........................                             4,488
Issuance of common stock:
   Exercise of options.............................                               384
   Employee stock purchase plan....................                               379
   Acquisition.....................................                               350
Share options cancelled............................
Tax benefit from exercise of stock options.........                               857
Amortization of deferred compensation..............                                83
                                                    -------      ----         -------
Balance, March 31, 2002............................ $14,499      $(10)        $82,995
                                                    =======      ====         =======

         See accompanying notes to consolidated financial statements.

                           OPNET TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollar and share amounts in thousands, except per share data)

1.  Organization and Significant Accounting Policies

   Organization. OPNET Technologies, Inc. ("OPNET", "we" or "us") provides intelligent network management software that enables users in network operations, planning, engineering and application development to optimize the performance and availability of their networks and networked applications. We sell our products to corporate enterprises, service providers, government agencies and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products through our wholly-owned subsidiaries; OPNET Technologies SAS, in Paris, France, OPNET Technologies, Ltd., in Oxen, United Kingdom, OPNET Technologies, bvba, in Ghent, Belgium and OPNET Technologies, Pty. Ltd., in Sydney, Australia and through third-party distributors and value-added resellers.

   Principles of Consolidation. The consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly-owned subsidiaries, OPNET Technologies SAS, OPNET Development Corp., OPNET Technologies Limited, OPNET Technologies, bvba, OPNET Technologies, Pty. Ltd., and OPNET Analysis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents. Cash equivalents consist of deposits in banks and highly liquid investments with an original maturity of three months or less. These investments are primarily composed of overnight repurchase agreements, money market funds, obligations issued by various federal governmental agencies and commercial paper. Cash equivalents are stated at amortized cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

  Supplemental Cash Flow Information.

                                                      Year ended March 31,
                                                      --------------------
                                                      2002    2001   2000
                                                      ----   ------  ----
         Taxes and interest paid:
         Cash paid for income taxes during the year.. $987   $1,425  $566
         Cash paid for interest......................   45       36    --

         Non-cash financing and investing activities:
         Issuance of common shares for acquisition... $350   $8,288  $ --
         Conversion of preferred stock...............   --    6,954    --
         Accrued tenant allowance....................   --    1,058    --
         Accrued offering costs......................   --       --   354

   Concentration of Credit Risk. Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable. We generally do not require collateral on accounts receivable as the majority of our customers are large, well-established companies, or government entities.

   We maintain our cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures the bank accounts up to $100. Although balances exceed that amount, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


   Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximates their respective carrying amounts.

   Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, ''Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.'' Through March 31, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

   Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the term of the related lease. Repairs and maintenance are expensed as incurred.

   Intangible Assets. Intangible assets consist of acquired technology. Intangible assets are originally recorded at cost and amortized on a straight-line basis over their expected useful lives of five years.

   Valuation of Long-Lived Assets. We review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

   Revenue Recognition. We derive revenues from two sources, software license revenues and service revenues. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position (''SOP'') No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions", SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

   Software license revenues consist of perpetual and term license sales of software products and sales of periodic unspecified product upgrades. Software license revenues are recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery and acceptance of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. In instances when any of the four criteria are not met, we will defer recognition of software license revenues until the criteria are met. When the sale of the software product requires us to make significant production, customization or modifications to the software that are essential to its functionality, software license revenues and consulting fees are recognized using contract accounting under SOP 81-1.

   Periodic unspecified product upgrades consist of the right to unspecified software upgrades on a when-and-if available basis and are entered into in connection with the initial software license purchase and may be renewed upon expiration of the term. Revenue from periodic unspecified upgrades is deferred and recognized as licenses revenue on a straight-line basis over the term of the agreement.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


   We do not allow software returns because customers are able to evaluate our software products before purchasing them. Typically, our software license fees are due within a twelve-month period from delivery to our customers. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

   Revenues under multiple-element arrangements, which typically include software licenses, periodic unspecified product upgrades, consulting services, training and technical support agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or "VSOE"). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. If we have established VSOE for all elements in the arrangement any discount is applied proportionately to each element. For periodic unspecified product upgrades and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training, VSOE is based upon the rates charged for these services when sold separately. For software licenses, VSOE is based on the price charged or to be charged when sold separately. If the only undelivered elements in an arrangement are periodic unspecified upgrades or technical support agreement for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

   Service revenues consist of fees from technical support agreements, consulting services and training. Revenue from technical support agreements is deferred and recognized as services revenue on a straight-line basis over the term of the agreement. Technical support agreements are entered into in connection with the initial software license purchase and may be renewed upon expiration of the term. Service revenues from consulting services are recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer's use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue that is recognized is allocated to license revenues and service revenues based on our standard price lists. We estimate the percentage-of-completion based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete. Training is provided on a daily-fee basis with revenue recognized as the services are performed.

   We sell software licenses, periodic unspecified upgrades and technical support agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide periodic unspecified upgrades and technical support agreements directly to distributors and the distributors provide support to the end customer. Revenues from sales to distributors are recorded at the amounts charged and in the same manner as all other software license, periodic unspecified upgrades and technical support sales. Amounts received in advance of revenue recognition are classified as deferred revenue.

   Income Taxes. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse.

   Advertising Costs. Advertising costs are expensed as incurred and were $401, $587, and $533 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

   Foreign Currency Transactions. Revenues denominated in foreign currencies are translated at the average exchange rates during the period. Gains or losses on foreign exchange are reported in the Consolidated Statements of Operations.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


   Foreign Currency Translation. The results of operations for our international subsidiaries are translated from the designated functional currencies into U.S. dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity.

   Comprehensive Income. Comprehensive income represents net income and revenues, expenses, gains and losses that are under GAAP but excluded from net income. For fiscal year 2002 and 2001 comprehensive income includes net income and gains and losses from foreign currency translations.

   Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares and participating preferred shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

   Stock-Based Compensation. We account for stock-based compensation given to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. We comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

   Reclassifications. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

   Recently Issued Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that certain intangible assets acquired in a business combination be separately identified and recognized as assets apart from goodwill. SFAS No. 142 requires goodwill and certain other intangible assets acquired in a business combination after June 30, 2001 not be amortized and instead will be subject to periodic evaluation for impairment. In addition, the SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill.

   We elected early adoption of SFAS Nos. 141 and 142 as of April 1, 2001.In accordance with SFAS No. 142, we completed impairment tests as of April 1, 2001 and January 1, 2002, and determined that no impairment existed. Goodwill will be tested for impairment annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill may be impaired.

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

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 will not have a material effect on our consolidated financial position, results of operations, or cash flows.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense.These provisions are effective for fiscal years beginning after May 15, 2002.Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on our consolidated financial position, results of operations, or cash flows.

2.  Acquisitions

   NetMaker. In March 2001, OPNET Development Corp., our wholly-owned subsidiary, acquired substantially all of the assets and operations of the NetMaker division of Make Systems, Inc. ("NetMaker"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement").

   The aggregate purchase price for the acquisition was approximately $14,200 and, pursuant to the Asset Purchase Agreement, we agreed to pay $5,000 and issued 650 shares of our common stock, valued at $8,288 in exchange for NetMaker's assets. The value of the 650 shares of common stock was based on the average market price of our common stock over the two-day period before and after the announcement date of the acquisition. The cash component of the acquisition price was available from cash on hand. Of the cash payable pursuant to the Asset Purchase Agreement, $800 was held in escrow for a period of one year to secure certain indemnification obligations, and was released to Make Systems, Inc. on April 1, 2002.

   The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in our consolidated results from the acquisition date. The assets acquired and liabilities assumed as part of the transaction were recorded at estimated fair values. Independent valuations were obtained to determine the fair value of the net assets acquired and to allocate the purchase price. The purchase price allocation resulted in a $770 charge to earnings for the fair value of acquired in-process research and development that had not reached technological feasibility, $2,000 for acquired technology, which is being amortized over five years and $725 in net tangible assets acquired. The $10,704 excess purchase price over the fair value of assets acquired was allocated to goodwill, which is deductible for tax purposes. We withheld $210 of the purchase price to provide for adjustments, if any, related to the completion of the closing balance sheet audit. During the year ended March 31, 2002, goodwill was adjusted by approximately $217 for modifications to initial purchase accounting estimates in relation to the NetMaker acquisition.

   WDM NetDesign. In August 2001, we entered into an agreement (the "Share Purchase Agreement") with Comsof N.V., a Belgium company and the owner of WDM NetDesign B.V.B.A. ("WDM NetDesign"), through which the companies collaborated on the development of optical network planning products. Under the Share Purchase Agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399 and purchased an option for consideration of $1 to acquire all remaining shares of WDM NetDesign. In December 2001 we exercised our option to purchase the remaining shares of WDM NetDesign for $1,275. On January 4, 2002, we purchased these shares by paying Comsof N.V. $925 and issuing them 25 shares of our common stock valued at approximately $350. The value of the 25 shares of common stock issued was based on the average

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

market price of our common stock over the two-day period before and after the purchase option was exercised. In connection with this acquisition, we incurred expenses of $98 and recorded a deferred tax credit of $201. The deferred tax credit results from acquired technology not being deductible for tax reporting purposes. As a result of this acquisition, we now own WDM NetDesign's core technology in optical networking design and a strong assembled workforce.

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                         Cash.................. $  145
                         Other Current Assets..     91
                         Property and Equipment     11
                         Technology............    500
                         Goodwill..............  1,291
                         Current Liabilities...    (23)
                         Deferred Revenue......    (42)
                                                ------
                         Net Assets Acquired... $1,973
                                                ======

   We accounted for our initial investment in WDM NetDesign using the equity method. The purchase of the remaining shares of WDM NetDesign was accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in our consolidated results from the January 2002 acquisition date. The purchase price allocation resulted in $500 for acquired technology, which is being amortized over five years and $182 in net tangible assets acquired. The $1,291 excess purchase price over the fair value of assets acquired was allocated to goodwill, which is not deductible for tax purposes.

   Pro Forma Financial Information. The following unaudited pro forma financial information for the years ended March 31, 2002, 2001 and 2000, assumes the acquisitions of the NetMaker division and WDM NetDesign occurred as of the beginning of the respective year, after giving effect to certain adjustments, including the amortization of intangible assets. Further, the pro forma results of operations do not include the write-off of in-process research and development and the related tax effects. The effects of the combined pro forma statements resulted in a net loss before income taxes and as a result, pro forma net loss excludes any provision or benefit for income taxes. The unaudited pro forma financial information includes the NetMaker division's results of operations as presented in NetMaker's Statements of Net Revenues and Direct Operating Expenses for the year ended December 31, 2000 and 1999, and WDM NetDesign's results of operations for the nine months ended March 31, 2002, as WDM NetDesign commenced operations in July 2001. The financials for the NetMaker division exclude certain expenses not directly attributable to the NetMaker division and therefore do not represent a full financial statement presentation of the NetMaker division and are not necessarily indicative of the operating results had the NetMaker division operated on a standalone basis. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future, or that would have occurred if the business combination had been in effect on the dates indicated.

                                             2002     2001     2000
                                            ------- -------  -------
          Revenues......................... $44,851 $34,764  $23,413
          Net income (loss)................   4,441    (180)  (2,552)
          Basic net income (loss) per share     .23    (.01)    (.17)
          Diluted net loss per share.......     .22    (.01)    (.17)

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


3.  Intangible Assets

   Intangible assets consisted of the following at March 31, 2002 and 2001:

                                               2002    2001
                                              ------  ------
                   Acquired technology....... $2,501  $2,000
                   Accumulated depreciation..   (434)     --
                                              ------  ------
                      Intangible assets, net. $2,067  $2,000
                                              ======  ======

   Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense of $434 for the year ended March 31, 2002. During the years ended March 31, 2001 and 2000, we recorded amortization expense of $458 and $542, respectively, relating to a marketing support rights agreement that expired in March 2001. The amortization of the marketing support rights agreements is included in Sales and Marketing expense on the Consolidated Statements of Operations. We expect amortization expense of $500 in each of the fiscal years ended March 31, 2003, 2004, 2005 and 2006, and $67 for the year ended March 31, 2007. Total amortization expense for fiscal years 2002 and 2001 was $434 and $458, respectively.

4.  Goodwill

   The following table sets forth the activity in our goodwill for the years ended March 31, 2002 and 2001:

                                                     2002    2001
                                                    ------- -------
            Balance, beginning of period........... $10,704 $    --
            Adjustment to initial goodwill estimate     217      --
            Goodwill acquired during the year......   1,291  10,704
                                                    ------- -------
            Balance, end of period................. $12,212 $10,704
                                                    ======= =======

   Goodwill is not amortized and is tested annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. There has been no impairment as of March 31, 2002.

5.  Property and Equipment

   Property and equipment consisted of the following at March 31, 2002 and 2001:

                                                 2002     2001
                                               -------  -------
                Computer equipment............ $ 4,869  $ 4,943
                Leasehold improvements........   4,071    3,368
                Purchased software............   1,013    1,208
                Office furniture and equipment   1,641    1,573
                                               -------  -------
                   Total......................  11,594   11,092
                Less: accumulated depreciation  (3,924)  (3,737)
                                               -------  -------
                Property and equipment, net... $ 7,670  $ 7,355
                                               =======  =======

   Depreciation expense for fiscal years 2002, 2001, and 2000 was $1,586, $1,065, and $829, respectively.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


6.  Accrued Liabilities

   Accrued liabilities consisted of the following at March 31, 2002 and 2001:

                                                   2002   2001
                                                  ------ ------
                 Accrued compensation and bonuses $1,269 $3,920
                 Acquisition-related accruals....     --  1,184
                 Accrued taxes...................    218     44
                 Accrued capital expenditures....    113  1,410
                 Other...........................    762    588
                                                  ------ ------
                    Total........................ $2,362 $7,146
                                                  ====== ======

7.  Income Taxes

   The components of the provision for income taxes for the years ended March 31, 2002, 2001 and 2000, were as follows:

                                                      2002   2001   2000
                                                     ------ ------  ----
      Current provision:
         Federal.................................... $  600 $1,345  $158
         State......................................    188    553    78
         Foreign....................................     64     --    --
                                                     ------ ------  ----
             Total current provision................    852  1,898   236
                                                     ------ ------  ----
      Deferred provision (benefit):
         Federal....................................    399   (249)  (69)
         State......................................    129    (82)    5
                                                     ------ ------  ----
             Total deferred provision (benefit).....    528   (331)  (64)
                                                     ------ ------  ----
             Total provision for income taxes....... $1,380 $1,567  $172
                                                     ====== ======  ====

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


   At March 31, 2002 and 2001, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

                                                                      2002    2001
                                                                    -------  -----
Deferred tax assets:
   Accrued vacation expense........................................ $   190  $ 134
   Deferred revenue................................................     132    322
   In-process research and development.............................     285    285
   Deferred rent...................................................     151     22
   Research and development tax credit carryforward................     419     --
   Nonqualified option exercises...................................      --     18
   Bad debt reserve................................................      81     42
   Other temporary differences.....................................      87     --
                                                                    -------  -----
       Total deferred tax assets...................................   1,345    823
                                                                    -------  -----
Deferred tax liabilities:
   Accelerated amortization........................................    (106)    --
   Accelerated depreciation........................................    (337)  (264)
   Tax amortization of goodwill....................................    (422)
   Tax liability related to WDM NetDesign acquisition (see Note 2).    (201)    --
   Change in tax accounting for unbilled accounts receivable.......    (478)    --
   Other temporary differences.....................................      --    (28)
                                                                    -------  -----
       Total deferred tax liabilities..............................  (1,544)  (292)
                                                                    -------  -----
       Net deferred tax (liability) asset.......................... $  (199) $ 531
                                                                    =======  =====

   The provision for income taxes for fiscal years 2002, 2001 and 2000 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                                               2002 2001 2000
                                                               ---- ---- ----
   Statutory U.S. Federal rate................................  34%  34%  34%
   Increase (decrease) in taxes resulting from:
      State income taxes--net of Federal benefit..............   4    7    7
      Tax credits............................................. (16)  (8) (22)
      Foreign tax credit and other permanent differences, net.   1    2    4
                                                               ---   --  ---
   Effective tax rate.........................................  23%  35%  23%
                                                               ===   ==  ===

   At March 31, 2002, we had a research and development tax credit carryforward of approximately $509 which will expire in the year 2022. Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $122 at March 31, 2002. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid. While there are no specific plans to distribute the undistributed earnings in the immediate future, where economically appropriate to do so, such earnings may be remitted.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


8.  Initial Public Offering

   On August 1, 2000, the registration statement for our initial public offering of 4,000 shares of Common Stock became effective. The offering closed on August 7, 2000, yielding proceeds of approximately $46,814 after deducting underwriting discounts and commissions and offering expenses payable by us. The underwriters of the offering also exercised their over-allotment option to purchase an additional 600 shares, which closed on August 9, 2000, raising an additional $7,254 in net proceeds. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock was converted into 2,172 shares of Common Stock as discussed in Note 9.

   On June 27, 2000, in connection with our initial public offering of common stock, the Board of Directors approved a three-for-two split of common stock. All references to the number of common shares and per share amounts have been restated to reflect the effect of the split for all periods presented.

   On July 28, 2000, we filed our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase our authorized capital stock to 105,160 shares, consisting of 100,000 shares of Common Stock, par value $0.001 per share, 5,000 shares of undesignated preferred stock, par value of $0.001 per share and 160 shares of Series A redeemable convertible preferred stock, par value of $0.001.

   On August 7, 2000, we filed our Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to adjust our authorized capital stock to 105,000 shares, consisting of 100,000 shares of Common Stock, par value $0.001 per share and 5,000 shares of undesignated preferred stock, par value of $0.001 per share.

9.  Redeemable Convertible Preferred Stock

   On September 30, 1997, we entered into a Series A Redeemable Convertible Preferred Stock Purchase Agreement (the ''Agreement'') with two investors. We authorized 160 shares of the Series A Redeemable Convertible Preferred Stock (the ''Series A Preferred Stock'') and issued and sold 145 shares, $.001 par value, for $7,001. Upon closing of our initial public offering as disclosed in
Note 8, the Series A Preferred Stock, net of unamortized issue costs of $47, was automatically converted into common stock.

   The difference between the carrying amounts of the Series A Preferred Stock and the redemption amount represented the cost of issuance. This amount was accreted pro rata over the period beginning on the issuance date and ending on the prescribed redemption dates. Accretion amounted to $6 and $14 for the years ended March 31, 2001 and 2000, respectively.

10.  Related Party Transactions

   We sell consulting services to a certain customer through OPNET Analysis, Inc., which was wholly-owned by one of our executive officers. Such sales totaled $94 and $98 during fiscal years 2001 and 2000, respectively. OPNET Analysis, Inc. became a wholly-owned subsidiary of ours in April 2001 and is included in our consolidated financial statements for fiscal year 2002. We had no accounts receivable balance due from OPNET Analysis, Inc. as of March 31, 2002 and 2001.

   In January 2000 we amended an officer's option agreement that allowed him to purchase 150 shares of our common stock. He exercised the options in full on the date of the amendment and borrowed $231 from us to pay income taxes he incurred upon purchasing the shares under the option agreement. This borrowing was evidenced

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

by a full recourse promissory note that bore an annual interest rate of 6%. This loan and related accrued interest was repaid in May 2001. This loan is included in Other Assets in the March 31, 2001 Consolidated Balance Sheet.

11.  Commitments and Contingencies

   On June 2, 2000, we executed a new office lease agreement and relocated our corporate and principal operational offices to Bethesda, Maryland. We took possession of the premises, consisting of approximately 60,000 square feet of office space, in February 2001. The lease is for ten years with two five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires us to maintain a security deposit of approximately $3,400 in the form of a bank letter of credit, as discussed in Note 12, which is subject to annual reductions based upon meeting certain minimum financial requirements.

   In addition, we lease office space under noncancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal years 2002, 2001, and 2000 was $3,068, $1,182, and $710, respectively.
At March 31, 2002, future minimum lease payments required under noncancelable leases were as follows:

                    Year ending March 31,
                    ---------------------
                    2003............................ $ 2,622
                    2004............................   2,494
                    2005............................   2,529
                    2006............................   2,565
                    2007............................   2,642
                    Thereafter......................  10,876
                                                     -------
                       Total minimum lease payments. $23,728
                                                     =======

12.  Credit Agreements and Note Payable

   In June 2001, we renewed our $5,000 line of credit facility with a commercial bank, which expires in June 2002. The line of credit allows us to use the funds for corporate borrowings and issuance of letters of credit up to a maximum of $5,000. We used the credit facility to issue a letter of credit for approximately $3,400 to satisfy the security deposit requirements for its new corporate office facilities lease, as discussed in Note 11.

   The outstanding principal balance on the credit facility is payable in June 2002 with interest payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the agreement. The credit facility also has a renewal option for one additional year provided we meet certain conditions by the original maturity date.

   The credit facility is collateralized by certain assets of ours. There are also certain financial ratios and conditions that we must maintain under the terms of the loan agreement, as well as certain covenants with which we must comply. As of March 31, 2002 we had no balance outstanding under this line of credit. We plan to renew the line of credit upon its expiration in June 2002.

   In December 2001 we received proceeds from a $150 loan from the Department of Economic Development of Montgomery County, Maryland, under the Sunny Day Fund Initiative.The loan is subject to multiple maturity

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

dates and has a 5% annual interest rate. The principal amount and any accrued interest will be deferred if we meet certain conditions regarding the hiring of full time employees. In December 2006 the principal amount and any accrued interest outstanding may convert to a grant if we achieve certain requirements related to employment.

13.  Employee Benefit Plan

   Effective August 1, 1993, we established a 401(k) retirement plan (the "Plan") covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions, and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal years 2002, 2001 and 2000 was $549, $386, and $236, respectively.

14.  Earnings per Share

   The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years 2002, 2001 and 2000:

                                                                                2002    2001    2000
                                                                               ------- ------- -------
Income (Numerator):
   Net income applicable to common shares..................................... $ 4,500 $ 2,874 $   561
   Plus:
       Accretion of transaction costs on redeemable convertible preferred
         stock................................................................      --       6      14
                                                                               ------- ------- -------
       Net income (basic and diluted)......................................... $ 4,500 $ 2,880 $   575
                                                                               ======= ======= =======
Shares (Denominator):
   Weighted average shares outstanding........................................  18,953  15,673  10,740
   Plus:
       Participating redeemable convertible preferred stock...................      --     767   2,172
                                                                               ------- ------- -------
   Weighted average shares outstanding (basic)................................  18,953  16,440  12,912
   Plus:
       Effect of other dilutive securities--Options...........................   1,061   1,537   1,455
                                                                               ------- ------- -------
       Weighted average shares outstanding (diluted)..........................  20,014  17,977  14,367
                                                                               ======= ======= =======
Net income per common share:
   Basic net income applicable per common share............................... $   .24 $   .18 $   .04
   Diluted net income per common share........................................ $   .22 $   .16 $   .04

   For the year ended March 31, 2002, we had 804 stock options that were excluded from the diluted average shares outstanding because their effect was antidilutive.

15.  Equity Based Compensation Plans

   Stock Option Plans. Our Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan") provides for the granting of incentive and nonqualified stock options to purchase up to 3,792 shares of OPNET common

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

stock. Beginning with the 2002 calendar year and continuing through the term of the 2000 Plan, the number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,500 shares. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant.

   Our 1993 Incentive Stock Option Plan (the "1993 Plan") provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

   A summary of option transactions is as follows:

                                                     Weighted
                                                     Average
                                                     Exercise
                                              Shares  Price
                                              ------ --------
                  Outstanding, March 31, 1999 1,812   $ 1.04
                     Granted.................   260     2.57
                     Exercised...............  (270)    0.50
                     Canceled................   (37)    2.28
                                              -----
                  Outstanding, March 31, 2000 1,765     1.32
                     Granted................. 1,228    13.43
                     Exercised...............  (395)    0.80
                     Canceled................  (138)    6.26
                                              -----
                  Outstanding, March 31, 2001 2,460     7.18
                     Granted................. 1,655    10.73
                     Exercised...............  (261)    1.47
                     Canceled................  (441)    9.79
                                              -----
                  Outstanding, March 31, 2002 3,413     9.00
                                              =====
                  Exercisable, March 31, 2002   635     6.64
                                              =====

   At March 31, 2002, options outstanding and exercisable were as follows:

                               Options Outstanding                                            Options Exercisable
--------------------------------------------------------------------------------    -----------------------------------------
                                           Weighted Average     Weighted Average                           Weighted Average
Exercise Price Range       Shares           Life Remaining       Exercise Price           Shares            Exercise Price
-------------------- -------------------  -------------------  -------------------  -------------------   -------------------
       $0.36                         254            2.1 years                $0.36                   41                $ 0.36
    1.47--2.00                       628            3.9 years                 1.79                  315                  1.75
    4.00--5.31                       215            9.2 years                 5.06                   13                  4.00
    7.29--10.69                    1,086            9.3 years                10.31                   18                 10.16
   12.00--14.63                    1,046            8.5 years                13.03                  202                 12.47
       19.50                         184            8.5 years                19.50                   46                 19.50
                     -------------------                                            -------------------
                                   3,413                                                            635
                     ===================                                            ===================

   The weighted average fair value at date of grant for options granted during fiscal years 2002, 2001 and 2000 was $7.86, $9.40, and $3.01 per share, respectively.

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


   The weighted average assumptions used for options granted during fiscal years 2002, 2001 and 2000 were as follows:

                                         2002    2001    2000
                                        ------- ------- -------
                Risk-free interest rate   4.59%   5.95%   5.90%
                Expected dividend yield   0.00%   0.00%   0.00%
                Expected life.......... 4 years 4 years 4 years
                Volatility factor......   105 %    92 %    82 %

   The pro forma effects of applying SFAS No. 123 for fiscal years 2002, 2001 and 2000 is as follows:

                                                   2002   2001  2000
                                                  ------ ------ ----
           Pro forma net income.................. $1,465 $1,687 $461
           Pro forma net income per share-basic.. $  .08 $  .10 $.04
           Pro forma net income per share-diluted $  .07 $  .09 $.03

   During fiscal year 2001, a non-employee of the Company rescinded his exercise of 6 nonqualified stock options. We agreed to reacquire the shares previously issued under the option exercise and granted 6 new options at the same exercise price with a weighted average fair value of $80. Under Topic No. D-93, "Accounting for the Rescission of the Exercise of Employee Stock Options", for rescission transactions prior to January 1, 2001 we may account for the rescission transaction as a modification of the original options resulting in a new measurement date. As a result, we recorded additional compensation cost of $93. We recognized the additional compensation cost on the date of the rescission.

   At various dates during the year ended March 31, 2000, we granted a total of 260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The weighted average exercise price of these options was $2.57. We recorded compensation expense relating to those options of $83, $107 and $36 for the year ended March 31, 2002, 2001 and 2000.

   Employee Stock Purchase Plan. During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "ESPP"), which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 33 and 5 shares of our common stock were issued under the ESPP in fiscal year 2002 and 2001.

   The Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not employees of ours or any of our subsidiaries, for up to a total of 225 shares of our common stock.

16.  Business Segment and Geographic Area Information

   We operate in one industry segment, the development and sale of computer software programs and related services. For the year ended March 31, 2002 revenues from transactions with U.S. government agencies were approximately 23% of total revenues. No single customer accounted for 10% or more of our accounts receivable or revenues as of or for the fiscal years ended March 31, 2001 or 2000. In addition, there were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)

total revenues. Our assets were primarily held in the United States for the fiscal years ended March 31, 2002, 2001 or 2000.

   Revenues by geographic destination and as a percentage of total revenues for fiscal years 2002, 2001 and 2000 are as follows:

                                             2002    2001    2000
                                            ------- ------- -------
             Geographic Area by Destination
                United States.............. $34,644 $25,566 $14,424
                International..............  10,112   7,378   4,811
                                            ------- ------- -------
                                            $44,756 $32,944 $19,235
                                            ======= ======= =======

                                              2002   2001   2000
                                             -----  -----  -----
              Geographic Area by Destination
                 United States..............  77.4%  77.6%  75.0%
                 International..............  22.6   22.4   25.0
                                             -----  -----  -----
                                             100.0% 100.0% 100.0%
                                             =====  =====  =====

17.  Valuation and Qualifying Accounts

   The following table sets forth activity in our accounts receivable reserve account:

                            Balance at                       Balance at
                            Beginning  Charges to              End of
                            of Period   Expenses  Deductions   Period
                            ---------- ---------- ---------- ----------
         Year ended,
            March 31, 2002.    $113       $361       $271       $203
            March 31, 2001.     100         25         12        113
            March 31, 2000.     185         53        138        100

   Deductions represent write-offs of receivables previously reserved.

18.  Quarterly Financial Data (Unaudited)

  Year ended March 31, 2002

                                                                       Fourth
                                                First  Second   Third  Quarter
                                               Quarter Quarter Quarter   (1)
                                               ------- ------- ------- -------
  Revenues.................................... $11,130 $11,275 $10,973 $11,378
  Gross profit................................   9,501   9,675   9,474   9,784
  Income from operations......................   1,093   1,021   1,124     902
  Net income..................................   1,175   1,062   1,222   1,041
  Basic net income applicable per common share $   .06 $   .06 $   .06 $   .05
  Diluted net income per common share......... $   .06 $   .05 $   .06 $   .05

                           OPNET TECHNOLOGIES, INC.

        (dollar and share amounts in thousands, except per share data)


  Year ended March 31, 2001

                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter Quarter(2)
                                             ------- ------- ------- ----------
Revenues.................................... $6,434  $7,770  $8,735   $10,005
Gross profit................................  5,270   6,519   7,464     8,546
Income from operations......................    213     499     758       189
Net income..................................    224     741   1,144       771
Basic net income applicable per common share $  .02  $  .05  $  .06   $   .04
Diluted net income per common share......... $  .02  $  .04  $  .06   $   .04

--------
(1) Net income for the three months ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $282, or $.01 per common share.
(2) Net income for the three months ended March 31, 2001 includes the write-off of in-process purchased research and development of $770 (see Note 2).

                                 EXHIBIT INDEX

Exhibit
Number                                             Description
-------                                            -----------

  3.1(2)  Third Amended and Restated Certificate of Incorporation of the Registrant

  3.2(2)  Amended and Restated By-Laws of the Registrant

  4.1(2)  Specimen common stock certificate

  4.2(2)  See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the
          Registrant defining the rights of holders of common stock of the Registrant

 10.1(3)  Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A.
          Cohen and Make Systems, Inc.

 10.2(1)  Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make
          Systems, Inc. and Metromedia Company

 10.3(2)  Stock Repurchase Agreement, dated as of September 30, 1997, by and among the Registrant and
          Marc. A. Cohen

 10.4(2)  Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Registrant and
          Alain J. Cohen

 10.5(2)  Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Registrant and
          Steven G. Finn

 10.6(2)  Stock Purchase and Option Agreement, dated as of November 1, 1998, between the Registrant and
          William F. Stasior

 10.7(2)  Stock Repurchase Agreement, dated as of September 30, 1997, by and between the Registrant and
          George M. Cathey

 10.8(2)  Stock Purchase and Option Agreement, dated as of December 4, 1995, between the Registrant and
          George M. Cathey as amended on January 20, 2000

 10.9(2)  Amended and Restated 1993 Incentive Stock Option Plan

 10.10(2) 2000 Stock Incentive Plan

 10.11(2) 2000 Employee Stock Option Plan

 10.12(2) 2000 Director Stock Option Plan

 10.13(2) Employment Agreement, dated as of December 4, 1995, between the Registrant and George M.
          Cathey

 10.14(2) Non-competition Agreement, dated as of September 30, 1997, between the Registrant and Marc A.
          Cohen

 10.15(2) Non-competition Agreement, dated as of September 30, 1997, between the Registrant and Alain J.
          Cohen

 10.16(2) Loan Agreement, dated as of January 20, 2000, between the Registrant and George M. Cathey

 10.17(2) Secured Promissory Note, dated as of January 20, 2000, issued by George M. Cathey to the
          Registrant

 10.18(3) Change-in-Control Agreement, dated as of June 1, 2000, between the Registrant and Joseph F.
          Greeves


10.19(3) Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh

10.20(3) Change-in-Control Agreement, dated as of June 1, 2000, between the Registrant and George M.
         Cathey

10.21(2) Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.

10.22(2) Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.

10.23(4) Promissory Note, dated June 10, 2001, issued by the Registrant to Bank of America, N.A.

10.24(5) Amended and Restated 2000 Stock Incentive Plan

21       Subsidiaries of the Registrant

23       Consent of Deloitte & Touche

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 2001 filed the Securities and Exchange Commission ("SEC") on March 23, 2001 (File No. 000-30931).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-2588).
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.
(4) Incorporated by reference from exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 as filed with the SEC on August 13, 2001.
(5) Incorporated by reference from exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC November 14, 2001.