Form 10-Q
period 2002-06-30
OPNET TECHNOLOGIES INC
filed 2002-08-09
CIK 1108924

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

                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission file number: 000-30931)

                            OPNET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                       7372                  52-1483235
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At July 31, 2002, there were outstanding 19,251,265 shares of common stock of the registrant.

===============================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                        Page
  ITEM
   1.     -  Condensed Consolidated Financial Statements (unaudited)...................................................  3

             -  Condensed Consolidated Balance Sheets as of June 30 and March 31, 2002.................................  3

             -  Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001......  4

             -  Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001......  5

             -  Notes to Condensed Consolidated Financial Statements ..................................................  6

   2.     -  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  8

   3.     -  Quantitative and Qualitative Disclosures About Market Risk ............................................... 19

                                     PART II
                                OTHER INFORMATION

                                                                                                                        Page
  ITEM
   1.     -  Legal Proceedings.........................................................................................  20

   2.     -  Changes in Securities and Use of Proceeds.................................................................  20

   3.     -  Defaults Upon Senior Securities ..........................................................................  20

   4.     -  Submission of Matters to a Vote of Security Holders.......................................................  20

   5.     -  Other Information  .......................................................................................  20

   6.     -  Exhibits and Reports on Form 8-K   .......................................................................  20

             Signatures ...............................................................................................  21

             Exhibit Index ............................................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

                            OPNET TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                             June 30,        March 31,
                                                                                               2002            2002
                                                                                           ------------    ------------
                                                       ASSETS
Current assets:

    Cash and cash equivalents                                                              $    63,278     $    62,240
    Accounts receivable, net of $293 and $203 in allowance for doubtful accounts at
      June 30 and March 31, 2002, respectively                                                   8,051           7,403
    Unbilled accounts receivable                                                                 1,480           1,331
    Refundable income taxes                                                                        308           1,253
    Prepaid expenses and other current assets                                                      846             910
                                                                                           ------------    ------------
            Total current assets                                                                73,963          73,137

Property and equipment, net                                                                      7,468           7,670
Intangible assets, net                                                                           1,942           2,067
Goodwill                                                                                        12,212          12,212
Other assets                                                                                       405              70
                                                                                           ------------    ------------
            Total assets                                                                   $    95,990     $    95,156
                                                                                           ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                       $       570     $       544
    Accrued liabilities                                                                          2,233           2,362
    Deferred and accrued income taxes                                                              146             156
    Deferred revenue                                                                             8,201           8,019
                                                                                           ------------    ------------
            Total current liabilities                                                           11,150          11,081

Note payable                                                                                       150             150
Deferred rent                                                                                      447             381
Deferred revenue                                                                                   454             506
Deferred income taxes                                                                                -              43
                                                                                           ------------    ------------
            Total liabilities                                                                   12,201          12,161
                                                                                           ------------    ------------

Commitments and contingencies                                                                        -               -
Stockholders' equity:
    Preferred stock- par value $0.001; 5,000 shares authorized, no shares issued and
      outstanding at June 30 and March 31, 2002                                                      -               -
    Common stock-par value $0.001; 100,000 authorized; 25,385 and 25,220 shares issued at June 30 and March 31, 2002, respectively; 19,251 and 19,086 shares outstanding at
      June 30 and March 31, 2002, respectively                                                      25              25
    Additional paid-in capital                                                                  72,971          72,655
    Deferred compensation                                                                         (56)            (74)
    Retained earnings                                                                           14,948          14,499
    Accumulated other comprehensive income (loss)                                                    1            (10)
    Treasury stock - 6,134 shares at June 30 and March 31, 2002                                (4,100)         (4,100)
                                                                                           ------------    ------------
            Total stockholders' equity                                                          83,789          82,995
                                                                                           ------------    ------------
            Total liabilities and stockholders' equity                                     $    95,990     $    95,156
                                                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended
                                                                    June 30,
                                                          -------------------------
                                                              2002          2001
                                                          -----------    ----------
                                                          (in thousands, except per
                                                                 share data)
Revenues:
    Software licenses                                     $     7,182     $    6,530
    Services                                                    3,995          4,600
                                                          -----------     ----------
      Total revenues                                           11,177         11,130
                                                          -----------     ----------
 Cost of revenues:
    Software licenses                                             200            110
    Services                                                    1,670          1,519
                                                          -----------     ----------
      Total cost of revenues                                    1,870          1,629
                                                          -----------     ----------
Gross profit                                                    9,307          9,501
                                                          -----------     ----------
Operating expenses:
    Research and development                                    3,141          3,154
    Sales and marketing                                         4,518          4,169
    General and administrative                                  1,185            985
    Amortization of acquired technology                           125            100
                                                          -----------     ----------
      Total operating expenses                                  8,969          8,408
                                                          -----------     ----------
Income from operations                                            338          1,093
Interest and other income, net                                    283            651
                                                          -----------     ----------
Income before provision for income taxes                          621          1,744
Provision for income taxes                                        172            569
                                                          -----------     ----------
Net income                                                $       449     $    1,175
                                                          ===========     ==========
Basic net income per common share                         $      0.02     $     0.06
                                                          ===========     ==========
Diluted net income per common share                       $      0.02     $     0.06
                                                          ===========     ==========
Weighted average common shares outstanding (basic)             19,163         18,809
                                                          ===========     ==========
Weighted average common shares outstanding (diluted)           19,910         20,238
                                                          ===========     ==========


     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     2002          2001
                                                                 -----------   ------------
                                                                       (in thousands)
Cash flows from operating activities:
    Net income                                                   $      449      $   1,175
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                   406            500
        Provision for losses on accounts receivable                      90              -
        Deferred income taxes                                         (272)           (24)
        Tax benefit from exercise of nonqualified stock options           -             53
        Expense related to employee stock options                        18             22
        Changes in assets and liabilities:
           Accounts receivable                                        (887)          (747)
           Prepaid expenses and other current assets                     64            844
           Loans to employees                                             -            231
           Refundable income taxes                                      940            320
           Deposits and other assets                                     62             16
           Accounts payable                                              26            188
           Accrued liabilities                                        (129)        (2,284)
           Accrued income taxes                                        (53)            108
           Deferred revenue                                             130             24
           Deferred rent                                                 66             84
                                                                 -----------   ------------
             Net cash provided by operating activities                  910            510
                                                                 -----------   ------------

Cash flows from investing activities:

    Acquisition                                                           -        (1,156)
    Purchase of property and equipment                                (204)        (1,797)
                                                                 -----------   ------------
             Net cash used in investing activities                    (204)        (2,953)
                                                                 -----------   ------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options                      156            212
    Proceeds from issuance of common stock under employee stock
     purchase plan                                                      165            209
                                                                 -----------   ------------
             Net cash provided by financing activities                  321            421
                                                                 -----------   ------------
Effect of exchange rate changes on cash and cash equivalents             11            (6)
                                                                 -----------   ------------

Net increase (decrease) in cash and cash equivalents                  1,038        (2,028)

Cash and cash equivalents, beginning of period                       62,240         62,623
                                                                 -----------   ------------
Cash and cash equivalents, end of period                         $   63,278      $  60,595
                                                                 ===========   ============

     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation and Nature of Operations

    OPNET Technologies, Inc. ("OPNET", "we" or "us") provides intelligent network management software solutions that enable organizations to optimize the performance and maximize the availability of communications networks and networked applications. The OPNET product suite combines predictive modeling and a comprehensive understanding of networking technologies to enable network professionals to more effectively design and deploy networks, provision services, diagnose network and application performance problems, predict the impact of network changes, and efficiently plan capital investments. OPNET is headquartered in Bethesda, Maryland and has offices in Cary, NC; Dallas, TX; Santa Clara, CA; Paris, France; Oxford, United Kingdom; Sydney, Australia; and Ghent, Belgium.

    The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC. The March 31, 2002 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for the three months ended June 30, 2002 may not be indicative of the operating results for the full fiscal year or any other future period.

2.       Credit Agreement

    Effective June 10, 2002, we entered into a $10.0 million line of credit facility with a commercial bank. The line of credit permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue a letter of credit for approximately $3.4 million to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the line of credit. The credit facility is collateralized by our accounts receivable and there are also certain financial ratios and conditions that we must maintain under the terms of the loan agreement, as well as certain covenants with which we must comply. The line of credit facility expires June 10, 2004. As of June 30, 2002, we had no borrowings under the available line of credit.

3.       Stockholders' Equity

    During the three months ended June 30, 2002, we received proceeds of approximately $156,000 and issued 143,323 shares of Common Stock pursuant to employee exercises of stock options. During the three months ended June 30, 2002 employees purchased 21,708 shares of Common Stock under the 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $165,000.

4.       Net Income per Common Share

    The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2002 and 2001:

                                                                Three Months Ended
                                                                     June 30,
                                                             ---------------------------
                                                                2002             2001
                                                             ------------    -----------
                                                             (in thousands, except per
                                                                    share data)
Income (Numerator):
      Net income (basic and diluted)                           $     449      $   1,175
                                                               ==========     ==========

Shares (Denominator):
      Weighted average shares outstanding (basic)                 19,163         18,809
      Plus:
            Effect of other dilutive securities - options            747          1,429
                                                               ----------     ----------
      Weighted average shares outstanding (diluted)               19,910         20,238
                                                               ==========     ==========

Net income per common share:
      Basic net income per common share                        $    0.02      $    0.06
      Diluted net income per common share                      $    0.02      $    0.06


5.       Business Segment and Geographic Information

    We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 33% and 25% of total revenues for the three months ended June 30, 2002 and 2001, respectively. Total receivables from transactions with U.S. government agencies were approximately 39% at June 30, 2002. Revenues from transactions outside the United States, based on shipping destination, were approximately 22% and 17% of total revenues for the three months ended June 30, 2002 and 2001, respectively. Substantially all assets were held in the United States at June 30 and March 31, 2002.

6.       Supplemental Cash Flow Information

                                                                Three Months Ended
                                                                     June 30,
                                                           -----------------------------
                                                               2002             2001
                                                           --------------    -----------
                                                                  (in thousands)
Supplemental disclosure of cash flow information:
      Cash paid for income taxes                               $ -             $  105
      Cash paid for interest                                     -                 43

Supplemental disclosure of non-cash activities:
      Accrued tenant allowance                                 $ -             $  423
      Post-closing acquisition adjustments                       -                217


7.       Comprehensive Income

    Comprehensive income includes net income and foreign currency translation adjustments. For the three months ended June 30, 2002, our comprehensive income was $460,000, and included accumulated foreign currency translation gains of approximately $11,000.

8.       New Accounting Pronouncement

    In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for the three months ended June 30, 2002 ("Quarter 2003") and June 30, 2001 ("Quarter 2002"), and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC.

     This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in this section, as well as any cautionary language contained herein, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2003.

Overview

      Introduction. Founded in 1986, we are the pioneer and leading provider of intelligent network management software. OPNET software embeds expert knowledge on how network devices, network protocols, applications and servers operate. This intelligence enables users in network operations, engineering, planning, and application development to be far more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate significant return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to rapidly make better use of resources, reduce operational problems and improve competitiveness.

      We market focused software solutions for each of our target markets. OPNET IT Guru, which was launched in August 1998 and OPNET SP Guru, which was launched in June 2001, are our platform intelligent network management products for enterprises and service providers, respectively. OPNET WDM Guru, which was launched in December 2001, is an optical network planning product for network equipment manufacturers and service providers. OPNET Modeler, our first product that was launched in 1987, is a modeling and simulation product for network R&D, mainly sold to network equipment manufacturers. OPNET Netbiz applications are custom solutions developed with the OPNET Development Kit (ODK), which were launched in August 1998, and are sold primarily to network equipment manufacturers. Finally, OPNET VNE Server, which was launched in June 2002, is an on-line continuously operating software product that maintains a valid comprehensive view of the network, including infrastructure, configuration and performance data. OPNET VNE Server merges and validates multiple sources of information into a cohesive model. This product is sold mainly to enterprises and service providers. We sell each of these products to government and defense agencies.

      Revenues. We generate revenues principally from licensing our intelligent network management software products and providing related services, including maintenance and technical support, consulting and training. Our software license revenues consist of perpetual and term license sales of our software products.

      Our service revenues consist of fees from maintenance and technical support agreements, consulting services and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. In July 2001, we changed our business practice to allow our customers to separately purchase periodic unspecified product upgrades without purchasing technical support. Revenue related to periodic unspecified product upgrades is now included in license revenue. Revenue related to technical support is included in service revenue. License revenue from unspecified product upgrades was approximately $1.7 million in Quarter 2003. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements. We provide classroom and on-site training to our customers on a daily fee basis.

      Revenues from sales outside of the United States represented approximately 22% and 17% of our total revenues in Quarter 2003 and 2002, respectively. Sales outside the United States were primarily made through our Paris, France and Oxford, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

Results of Operations

      The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                                 Three Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2002               2001
                                                           -------------     ------------
Revenues:
   Software licenses                                               64.3%            58.7%
   Services                                                        35.7             41.3
                                                           -------------     ------------
      Total revenues                                              100.0            100.0
                                                           -------------     ------------
Cost of revenues:
   Software licenses                                                1.8              1.0
   Services                                                        14.9             13.6
                                                           -------------    ------------
      Total cost of revenues                                       16.7             14.6
                                                           -------------    ------------
Gross profit                                                       83.3             85.4
                                                           -------------    ------------
Operating expenses:
   Research and development                                        28.1             28.3
   Sales and marketing                                             40.4             37.5
   General and administrative                                      10.6              8.8
   Amortization of acquired intangibles                             1.1              0.9
                                                           -------------     ------------
      Total operating expenses                                     80.2             75.5
                                                           -------------     ------------
Income from operations                                              3.1              9.9
Interest and other income, net                                      2.5              5.8
                                                           -------------     ------------
Income before provision for income taxes                            5.6             15.7
Provision for income taxes                                          1.6              5.1
                                                           -------------     ------------
Net income                                                          4.0%            10.6%
                                                           =============     ============

     The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                                 Three Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2002               2001
                                                           -------------     ------------
   Cost of software license revenues                                2.8%             1.7%
   Cost of service revenues                                        41.8             33.0

Revenues

     Software License Revenues. Software license revenues were $7.2 million and $6.5 million for Quarter 2003 and Quarter 2002, respectively, representing an increase of 10.0% in Quarter 2003 from Quarter 2002. This growth is due to increased overall demand for our products, revenue contribution from new products, increased penetration of international markets, expansion of marketing and direct sales force and revenue contribution of approximately $1.7 million from the change in business practice in July 2001 to allow customers to separately purchase unspecified product upgrades without purchasing technical support. However, revenue contribution from increased sales volume was partially offset by discounts associated with pricing strategies and product bundling. For Quarter 2003, growth in sales to enterprises of OPNET IT Guru, Application Characterization Environment ("ACE"), ACE Decode Module, NetDoctor and Flow Analysis offset a significant decline in sales to network equipment manufacturers of OPNET Modeler.

     We may experience a slower rate of growth in overall software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

     Service Revenues. Service revenues were $4.0 million and $4.6 million in Quarter 2003 and Quarter 2002, respectively, representing a decrease of 13.2% in Quarter 2003 from Quarter 2002. The decrease results from the adverse impact on service revenues from the change in business practice in July 2001 to allow customers to separately purchase unspecified periodic product upgrades (license revenue) and technical support (service revenue). This decrease is partially offset by growing demand for our consulting services, including engagements with U.S. government agencies, renewals of technical support contracts by our installed base of customers, and additional technical support contracts related to new license sales. We expect service revenues to decline in the near-term as more of our customers purchase unspecified periodic product upgrades separately from technical support. Our ability to grow service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

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

     Cost of Software License Revenues. Cost of software license revenues were $200,000 and $110,000 in Quarter 2003 and Quarter 2002, respectively. Gross margin on software licenses revenue decreased to 97.2% for Quarter 2003 from 98.3% for Quarter 2002. The decrease in gross margin in Quarter 2003 from Quarter 2002 is primarily due to an increase in sales requiring royalty payments under licensing agreements.

     Cost of Service Revenues. Cost of service revenues were $1.7 million and $1.5 million in Quarter 2003 and Quarter 2002, respectively, representing an increase of 9.9% in Quarter 2003 from Quarter 2002. Gross margin on service revenues decreased to 58.2% in Quarter 2003 from 67.0% in Quarter 2002 primarily due to a higher proportion of service revenues derived from consulting services, which provide lower gross margins than maintenance services. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

     Research and Development. Research and development expenses were $3.1 million and $3.2 million in Quarter 2003 and Quarter 2002, respectively. This slight decrease is the result of a reduction in discretionary bonuses in Quarter 2003 compared to Quarter 2002; partially offset by an increase in personnel costs from increased headcount as a result of the WDM NetDesign acquisition in January 2002 and increased staffing levels for developing new products as well as sustaining and upgrading existing products.

     We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as to enhance the features and functionality of our current products. We expect the absolute dollar amount of these expenditures will continue to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors.

     Sales and Marketing. Sales and marketing expenses were $4.5 million and $4.2 million in Quarter 2003 and Quarter 2002, respectively. The 8.4% increase in Quarter 2003 from Quarter 2002 is primarily due to an increase in the size of our direct sales force, including the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, increased commissions associated with the growth in revenues, and higher conference costs.

     As a percentage of total revenues, sales and marketing expenses increased to 40.4% in Quarter 2003 from 37.5% in Quarter 2002. This increase was due to our additional investment of resources associated with developing market awareness for our products and increased costs related to our direct sales force. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars and as a percentage of total revenue in future periods.

      General and Administrative. General and administrative expenses were $1.2 million and $985,000 in Quarter 2003 and Quarter 2002, respectively. The 20.3% increase in Quarter 2003 from Quarter 2002 is primarily due to higher legal, accounting and other professional fees, bad debt expense and personnel costs. This increase was partially offset by a decrease in discretionary bonuses for Quarter 2003 compared to Quarter 2002.

     We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

     Amortization of Acquired Technology. In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Amortization of acquired technology was $125,000 in Quarter 2003 and $100,000 in Quarter 2002.

Interest and Other Income, Net

     Interest and other income, net were $283,000 and $651,000 in Quarter 2003 and Quarter 2002, respectively. The decrease of $368,000 in Quarter 2003 from Quarter 2002 is primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the period.

Provision for Income Taxes

     Our effective tax rates were 28% and 33% for Quarter 2003 and Quarter 2002, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

     We expect our effective tax rate in the near-term to range from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research tax credits.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of June 30, 2002, we had cash and cash equivalents totaling $63.3 million.

     Cash provided by operating activities was $910,000 and $510,000 for Quarter 2003 and Quarter 2002, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and increases in deferred revenue, changes in accrued liabilities and increases in accounts receivable balances. The increase in cash provided by operations in Quarter 2003 from Quarter 2002 was generated, in part, by (i) the collection of refundable income taxes in Quarter 2003 from tax credits for incremental research expenditures and (ii) no discretionary bonus payments in Quarter 2003, offsetting the lower profitability in Quarter 2003. Accounts receivable increased $797,000 from March 31, 2002 to June 30, 2002 due to higher customer billing activity late in Quarter 2003 and to the billing terms of certain consulting contracts.

     Cash used in investing activities was $204,000 and $3.0 million for Quarter 2003 and Quarter 2002, respectively. The funds were used to purchase property and equipment for our corporate headquarters in Bethesda, Maryland. Cash used in investing activities for Quarter 2002 also includes the costs incurred for the NetMaker acquisition.

     Cash provided by financing activities was $321,000 and $421,000 for Quarter 2003 and Quarter 2002, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

     As discussed in Note 2 to our condensed consolidated financial statements, effective June 10, 2002, we entered into a $10.0 million line of credit with a commercial bank, which expires in June 2004. Borrowings under our line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of the facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. There was no balance outstanding on this line of credit as of June 30, 2002.

     As of June 30, 2002, we did not have any significant contractual commitments other than operating leases for office facilities.

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

     For our software arrangements, a determination needs to be made for each arrangement regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of SOP 97-2 are met. Contract accounting is required if our services are essential to the arrangement. In some cases, our services are essential to the arrangement because they involve customization and enhancements, and our fees are paid in stages based upon the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using contract accounting, which generally results in recording revenue over a longer period of time. In other cases, our services are not essential to the arrangement and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize software license revenue when (1) persuasive evidence of an arrangement exists, (2) the product has been delivered, (3) the fee is fixed or determinable, and (4) collectibility is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our results of operations from period to period to the extent that significant new arrangements are not accounted for using contract accounting.

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

     Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in Quarter 2003 and Quarter 2002.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management from time to time.

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

..     the timing of large orders;

..     software arrangements requiring contract accounting;

..     changes in the mix of our sales, including the mix between higher margin software products and somewhat lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

..     the timing and amount of our marketing, sales, and product development expenses;

..     the cost and time required to develop new software products;

..     the introduction, timing, and market acceptance of new products introduced by us or our competitors;

..     changes in network technology or in applications, which could require us to modify our products or develop new products;

..     general economic conditions, which can affect our customers' purchasing decisions and the length of our sales cycle;

..     changes in our pricing policies or those of our competitors; and

..     the timing and size of potential acquisitions by us.

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

     If our newest products, particularly those targeted primarily for enterprises, do not gain widespread market acceptance, our revenues might not increase and could even decline

     We expect to derive a substantial portion of our revenues in the future from sales to enterprises of version 8.1 of OPNET IT Guru, which was released in May 2002, Application Characterization Environment, which was released in fiscal 2000, products released in fiscal 2002, such as ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of our products. To date, we have not achieved widespread market acceptance of our products. In addition, if our OPNET Modeler product, which we have been selling since 1987, continues to encounter declining sales, which could occur for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

     We may not be able to grow our business if service providers do not buy our products

     A key element of our strategy is to increase sales to service providers, and our future performance will be significantly dependent upon increased adoption by service providers of our software products, including OPNET SP Guru and OPNET WDM Guru, both launched in fiscal 2002. Accordingly, if our products fail to perform favorably in the service provider environment or to gain wider adoption by service providers, our business and future operating results could suffer.

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

     Our international operations subject our business to additional risks, which could cause our sales or profitability to decline

     We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

..     difficulty in attracting distributors that will market and support our products effectively;

..     greater difficulty in accounts receivable collection and longer collection periods;

..     the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish more direct sales or support staff outside the United States;

..     potentially adverse tax consequences;

..     the effects of currency fluctuations; and

..     political and economic instability.

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

     If our products contain errors and we are unable to correct those errors, our reputation could be harmed and could cause our customers to demand refunds from us or assert claims for damages against us

      Our software products could contain significant errors or bugs that may result in:

..     the loss of or delay in market acceptance and sales of our products;

..     the delay in introduction of new products;

..     diversion of our resources;

..     injury to our reputation; and

..     increased support costs.

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

      Regardless of whether these claims have any merit, they could:

..     be time-consuming to defend;

..     result in costly litigation;

..     divert our management's attention and resources;

..     cause us to cease or delay product shipments; or

..     require us to enter into royalty or licensing agreements.

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

     As with other software vendors, we may be required to delay revenue recognition into future periods that could adversely impact our operating results

     We have in the past had to, and in the future may have to, defer recognition for license fees due to several factors, including whether:

..    software arrangements include undelivered elements for which we do not have vendor specific evidence of fair value;

..    we must deliver services for significant customization, enhancements and modifications of our software;

..    the transaction involves material acceptance criteria or there are other identified product-related issues;

..    the transaction involves contingent payment terms or fees;

..    we are required to accept a fixed-fee services contract; or

..    we are required to accept extended payment terms.

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

    As of June 30, 2002, the proceeds from the offering were used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 3.   Defaults Upon Senior Securities

    None.


ITEM 4.   Submission of Matters to a Vote of Security Holders

    None.


ITEM 5.   Other Information

    None.


ITEM 6.   Exhibits and Reports on Form 8-K

    A. Exhibits:  See Exhibit Index

    B. Reports on Form 8-K

       None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OPNET TECHNOLOGIES, INC.
                             (Registrant)

                             By: /s/ Joseph W. Kuhn
                                 ------------------
                                Name:    Joseph W. Kuhn
                                Title:   Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Date: August 9, 2002

                            OPNET TECHNOLOGIES, INC.
                                  EXHIBIT INDEX

   Exhibit
    Number          Description

     10.1 Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.

     10.2 Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.

     99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------