Form 10-Q
period 2002-09-30
OPNET TECHNOLOGIES INC
filed 2002-10-31
CIK 1108924

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

                For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 2002, there were outstanding 19,287,263 shares of common stock of the registrant.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

ITEM                                                                               Page
----                                                                               ----
 1.  - Condensed Consolidated Financial Statements (unaudited) .................     3

       - Condensed Consolidated Balance Sheets as of September 30,
           and March 31, 2002 ..................................................     3

       - Condensed Consolidated Statements of Operations for the Six Months
           Ended September 30, 2002 and 2001 ...................................     4

       - Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended September 30, 2002 and 2001 ...................................     5

       - Notes to Condensed Consolidated Financial Statements ..................     6

 2.  - Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................     9

 3.  - Quantitative and Qualitative Disclosures About Market Risk ..............    21

 4.  - Controls and Procedures .................................................    21


                                     PART II
                                OTHER INFORMATION

ITEM                                                                               Page
----                                                                               ----

 1.  - Legal Proceedings .......................................................    22

 2.  - Changes in Securities and Use of Proceeds ...............................    22

 4.  - Submission of Matters to a Vote of Security Holders .....................    22

 6.  - Exhibits and Reports on Form 8-K ........................................    22

       Signatures ..............................................................    23

       Certifications ..........................................................    23

       Exhibit Index ...........................................................    26

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

                            OPNET TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 September 30,    March 31,
                                                                                     2002           2002
                                                                                 -------------   -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $    65,639    $    62,240
    Accounts receivable, net of $383 and $203 in allowance for doubtful
      accounts at September 30 and March 31, 2002, respectively                         5,768          7,403
    Unbilled accounts receivable                                                        2,337          1,331
    Refundable income taxes                                                               426          1,253
    Prepaid expenses and other current assets                                           1,442            910
                                                                                  -----------    -----------
            Total current assets                                                       75,612         73,137

Property and equipment, net                                                             7,213          7,670
Intangible assets, net                                                                  1,817          2,067
Goodwill                                                                               12,212         12,212
Deferred income taxes and other assets                                                    572             70
                                                                                  -----------    -----------
            Total assets                                                          $    97,426    $    95,156
                                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $       643    $       544
    Accrued liabilities                                                                 2,382          2,362
    Deferred and accrued income taxes                                                     412            156
    Deferred revenue                                                                    8,276          8,019
                                                                                  -----------    -----------
            Total current liabilities                                                  11,713         11,081

Note payable                                                                              150            150
Deferred rent                                                                             513            381
Deferred revenue                                                                          478            506
Deferred income taxes                                                                       -             43
                                                                                  -----------    -----------
            Total liabilities                                                          12,854         12,161
                                                                                  -----------    -----------

Commitments and contingencies                                                               -              -
Stockholders' equity:
    Preferred stock- par value $0.001; 5,000 shares authorized, no shares
      issued and outstanding at September 30 and March 31, 2002                             -              -
    Common stock-par value $0.001; 100,000 authorized; 25,414 and 25,220 shares issued at September 30 and March 31, 2002, respectively;
      19,280 and 19,086 shares outstanding at September 30 and March 31,
      2002, respectively                                                                   25             25
    Additional paid-in capital                                                         73,206         72,655
    Deferred compensation                                                                 (45)           (74)
    Retained earnings                                                                  15,507         14,499
    Accumulated other comprehensive loss                                                  (21)           (10)
    Treasury stock - 6,134 shares at September 30 and March 31, 2002                   (4,100)        (4,100)
                                                                                  -----------    -----------
            Total stockholders' equity                                                 84,572         82,995
                                                                                  -----------    -----------
            Total liabilities and stockholders' equity                            $    97,426    $    95,156
                                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                    September 30,            September 30,
                                                                ---------------------    ---------------------
                                                                  2002         2001        2002         2001
                                                                --------     --------    --------     --------
                                                                     (in thousands, except per share data)
Revenues:
    Software licenses                                           $  7,203     $  6,585    $ 14,385     $ 13,115
    Services                                                       3,971        4,690       7,966        9,290
                                                                --------     --------    --------     --------
       Total revenues                                             11,174       11,275      22,351       22,405
                                                                --------     --------    --------     --------
Cost of revenues:
    Software licenses                                                204          160         404          270
    Services                                                       1,490        1,440       3,160        2,959
                                                                --------     --------    --------     --------
       Total cost of revenues                                      1,694        1,600       3,564        3,229
                                                                --------     --------    --------     --------

Gross Profit                                                       9,480        9,675      18,787       19,176
                                                                --------     --------    --------     --------
Operating expenses:
    Research and development                                       3,234        3,298       6,374        6,452
    Sales and marketing                                            4,452        4,154       8,970        8,323
    General and administrative                                     1,183        1,090       2,368        2,075
    Amortization of acquired technology                              126          112         252          212
                                                                --------     --------    --------     --------
       Total operating expenses                                    8,995        8,654      17,964       17,062
                                                                --------     --------    --------     --------

Income from operations                                               485        1,021         823        2,114
Interest and other income, net                                       241          517         524        1,168
                                                                --------     --------    --------     --------
Income before provision for income taxes                             726        1,538       1,347        3,282
Provision for income taxes                                           165          476         337        1,045
                                                                --------     --------    --------     --------
Net income                                                      $    561     $  1,062       1,010     $  2,237
                                                                ========     ========    ========     ========

Basic net income per common share                               $   0.03     $   0.06    $   0.05     $   0.12
                                                                ========     ========    ========     ========
Diluted net income per common share                             $   0.03     $   0.05    $   0.05     $   0.11
                                                                ========     ========    ========     ========
Weighted average common shares outstanding (basic)                19,263       18,952      19,213       18,881
                                                                ========     ========    ========     ========
Weighted average common shares outstanding (diluted)              19,918       19,861      19,879       20,025
                                                                ========     ========    ========     ========


     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                                 --------------------
                                                                                   2002        2001
                                                                                 --------    --------
                                                                                    (in thousands)
Cash flows from operating activities:                                            $  1,010    $  2,237
   Net income
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                1,059         985
       Provision for losses on accounts receivable                                    180           -
       Deferred income taxes                                                         (255)        (30)
       Expense related to employee stock options and other                             29          48
       Changes in assets and liabilities:
          Accounts receivable                                                         449      (2,345)
          Prepaid expenses and other current assets                                  (532)        597
          Loans to employees                                                            -         231
          Refundable income taxes                                                     827         238
          Deposits and other assets                                                   (70)         31
          Accounts payable                                                             99         315
          Accrued liabilities                                                          20      (2,478)
          Accrued income taxes                                                         35         120
          Tax benefit from exercise of employee stock options                         179          53
          Deferred revenue                                                            229        (199)
          Deferred rent                                                               132         167
                                                                                 --------    --------
            Net cash provided by (used in) operating activities                     3,391         (30)
                                                                                 --------    --------

Cash flows from investing activities:
   Acquisition                                                                          -      (1,156)
   Purchase of property and equipment                                                (352)     (2,205)
   Investment in affiliate                                                              -        (461)
                                                                                 --------    --------
            Net cash used in investing activities                                    (352)     (3,822)
                                                                                 --------    --------

Cash flows from financing activities:
   Proceeds from exercise of common stock options                                     206         285
   Proceeds from issuance of common stock under employee stock purchase plan          165         209
                                                                                 --------    --------
            Net cash provided by financing activities                                 371         494
                                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents                          (11)         (8)
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                                3,399      (3,366)

Cash and cash equivalents, beginning of period                                     62,240      62,623
                                                                                 --------    --------

Cash and cash equivalents, end of period                                         $ 65,639    $ 59,257
                                                                                 ========    ========


     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     1.  Basis of Presentation and Nature of Operations

     OPNET Technologies, Inc. ("OPNET", "we" or "us") provides intelligent network management software solutions that enable users in network operations, planning, engineering and application development to optimize the performance and availability of their networks and networked applications. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we market our products through our wholly-owned subsidiaries, third-party distributors and value-added resellers. OPNET is headquartered in Bethesda, Maryland and has offices in Cary, NC; Dallas, TX; Santa Clara, CA; Paris, France; Oxford, United Kingdom; Sydney, Australia; and Ghent, Belgium.

     The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC. The March 31, 2002 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for the three and six months ended September 30, 2002 may not be indicative of the operating results for the full fiscal year or any other future period.

     2.  Credit Agreement

     Effective June 10, 2002, we entered into a $10.0 million line of credit facility with a commercial bank. The line of credit permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue a letter of credit for approximately $3.4 million to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the line of credit. The credit facility is collateralized by our accounts receivable and there are also certain financial ratios and conditions that we must maintain under the terms of the loan agreement, as well as certain covenants with which we must comply. The line of credit facility expires June 10, 2004. As of September 30, 2002, we had no borrowings under the available line of credit.

     3.  Stockholders' Equity

     During the three and six months ended September 30, 2002, we received proceeds of approximately $50,000 and $206,000 and issued 28,625 and 171,948 shares of Common Stock, respectively, pursuant to employee exercises of stock options. During the six months ended September 30, 2002 employees purchased 21,708 shares of Common Stock under the 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $165,000. Tax benefit from exercise of employee stock options was $179,000 and $53,000 for the six months ending September 30, 2002 and 2001, respectively.

     4.  Net Income per Common Share

     The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2002 and 2001:

                                                                   Three Months Ended        Six Months Ended
                                                                       September 30,           September 30,
                                                                  --------------------    ---------------------
                                                                   2002         2001        2002         2001
                                                                 --------     --------    --------     --------
                                                                     (in thousands, except per share data)
         Income (Numerator):
            Net income (basic and diluted)                       $    561     $  1,062    $  1,010     $ 2,237
                                                                 ========     ========    ========     =======
         Shares (Denominator):
            Weighted average shares outstanding (basic)            19,263       18,952      19,213      18,881
            Plus:
                Effect of other dilutive securities--options          655          909         666       1,144
                                                                 --------     --------    --------     -------
            Weighted average shares outstanding (diluted)          19,918       19,861      19,879      20,025
                                                                 ========     ========    ========     =======
         Net income per common share:
            Basic net income per common share                    $   0.03     $   0.06    $   0.05     $  0.12
            Diluted net income per common share                  $   0.03     $   0.05    $   0.05     $  0.11

     5.  Business Segment and Geographic Information

     We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 31.8% and 24.7% for the quarter ended September 30, 2002 and 2001, respectively. Revenues from transactions with U.S. government agencies were approximately 32.2% and 24.8% for the six months ended September 30, 2002 and 2001, respectively. Total receivables from transactions with U.S. government agencies represented approximately 45.8% of total accounts receivable at September 30, 2002. Substantially all assets were held in the United States at September 30 and March 31, 2002. Revenues by geographic destination and as a percentage of total revenues follows:

                                                                   Three Months Ended        Six Months Ended
                                                                       September 30,           September 30,
                                                                  --------------------    ---------------------
                                                                   2002         2001        2002         2001
                                                                 --------     --------    --------     --------
                                                                                  (in thousands)
         Geographic Area by Destination:
            United States                                        $  9,174     $  9,538    $ 17,926     $ 18,753
            International                                           2,000        1,737       4,425        3,652
                                                                 --------     --------    --------     --------
            Total revenue                                        $ 11,174     $ 11,275    $ 22,351     $ 22,405
                                                                 ========     ========    ========     ========
         Geographic Area by Destination:
            United States                                            82.1%        84.6%       80.2%        83.7%
            International                                            17.9         15.4        19.8         16.3
                                                                 --------     --------    --------     --------
            Total revenue                                           100.0%       100.0%      100.0%       100.0%
                                                                 ========     ========    ========     ========

     6.  Supplemental Cash Flow Information

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                               2002            2001
                                                                           ------------     -----------
                                                                                  (in thousands)
                Supplemental disclosure of cash flow information:
                      Cash paid for income taxes                           $          4     $       651
                      Cash paid for interest                                         10               -

                Supplemental disclosure of non-cash activities:
                      Accrued tenant allowance                             $          -     $       359
                      Post-closing acquisition adjustments                            -             217

     7.  Comprehensive Income

     Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income is summarized as follows:

                                                           Three Months Ended     Six Months Ended
                                                              September 30,         September 30,
                                                          --------------------   ------------------
                                                            2002        2001       2002      2001
                                                          --------    --------   --------  --------
                                                                         (in thousands)
         Net income                                       $    561    $  1,062   $  1,010  $  2,237
         Foreign currency translation adjustments              (22)         (2)       (11)       (8)
                                                          --------    --------   --------  --------
         Total comprehensive income                       $    539    $  1,060   $    999  $  2,229
                                                          ========    ========   ========  ========

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended September 30, 2002 and 2001, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC.

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

Overview

     Introduction. Founded in 1986, we are the pioneer and leading provider of intelligent network management software. OPNET software embeds expert knowledge on how network devices, network protocols, applications, and servers operate. This intelligence enables users in network operations, engineering, planning, and application development to be far more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate significant return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to rapidly make better use of resources, reduce operational problems and improve competitiveness.

      We market focused software solutions for each of our target markets. OPNET IT Guru, which was launched in August 1998 and OPNET SP Guru, which was launched in June 2001, are our platform intelligent network management products for enterprises and service providers, respectively. OPNET WDM Guru, which was launched in December 2001, is an optical network planning product for network equipment manufacturers and service providers. OPNET Modeler, our first product that was launched in 1987, is a modeling and simulation product for network R&D, mainly sold to network equipment manufacturers. OPNET Netbiz applications are custom solutions developed with the OPNET Development Kit (ODK), which were launched in August 1998, and are sold primarily to network equipment manufacturers. Finally, OPNET VNE Server, which was launched in June 2002, is an on-line continuously operating software product that maintains a valid comprehensive view of the network, including infrastructure, configuration, and performance data. OPNET VNE Server merges and validates multiple sources of information into a cohesive model. This product is sold mainly to enterprises and service providers. We sell each of these products to government and defense agencies.

      Revenues. We generate revenues principally from licensing our intelligent network management software products and providing related services, including maintenance and technical support, consulting, and training. Our software license revenues consist of perpetual and term license sales of our software products and fees associated with periodic unspecified product upgrades.

     Our service revenues consist of fees from maintenance and technical support agreements, consulting services, and training. The maintenance agreements covering our products provide for technical support and periodic unspecified product upgrades. In July 2001, we changed our business practice to allow our customers to separately purchase periodic unspecified product upgrades without purchasing technical support. Revenue related to periodic unspecified product upgrades is now included in license revenue. Revenue related to technical support is included in service revenue. License revenue from unspecified product upgrades was approximately $2.1 million and $3.7 million for the three and six months ended September 30, 2002, respectively. License revenue from unspecified product upgrades was $0.1 million for the three and six months ended September 30, 2001. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements. We provide classroom and on-site training to our customers on a daily fee basis.

     Revenues from sales outside of the United States represented approximately 17.9% and 15.4% for the three months ended September 30, 2002 and 2001, respectively. Revenues from sales outside the United States represented approximately 19.8% and 16.3% for the six months ended September 30, 2002 and 2001, respectively. Sales outside the United States were primarily made through our Paris, France and Oxford, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing, and customer service functions in international markets.

Results of Operations

     The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                     Three Months Ended      Six Months Ended
                                                        September 30,         September 30,
                                                    --------------------   --------------------
                                                      2002        2001       2002        2001
                                                    --------    --------   --------    --------
     Revenues:
           Software licenses                            64.5%       58.4%      64.4%       58.5%
           Services                                     35.5        41.6       35.6        41.5
                                                    --------    --------   --------    --------
               Total revenues                          100.0       100.0      100.0       100.0
                                                    --------    --------   --------    --------
     Cost of revenues:
           Software licenses                             1.8         1.4        1.8         1.2
           Services                                     13.4        12.8       14.1        13.2
                                                    --------    --------   --------    --------
               Total cost of revenues                   15.2        14.2       15.9        14.4
                                                    --------    --------   --------    --------
     Gross Profit                                       84.8        85.8       84.1        85.6
                                                    --------    --------   --------    --------
     Operating expenses:
           Research and development                     28.9        29.2       28.6        28.8
           Sales and marketing                          39.8        36.8       40.1        37.1
           General and administrative                   10.6         9.7       10.6         9.3
           Amortization of acquired intangibles          1.2         1.0        1.1         1.0
                                                    --------    --------   --------    --------
               Total operating expenses                 80.5        76.7       80.4        76.2
                                                    --------    --------   --------    --------
     Income from operations                              4.3         9.1        3.7         9.4
     Interest and other income, net                      2.2         4.5        2.3         5.2
                                                    --------    --------   --------    --------
     Income before provision for income taxes            6.5        13.6        6.0        14.6
     Provision for income taxes                          1.5         4.2        1.5         4.6
                                                    --------    --------   --------    --------
     Net income                                          5.0%        9.4%       4.5%       10.0%
                                                    ========    ========   ========    ========

     The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                          --------------------   ------------------
                                           2002          2001     2002        2001
                                          ------        ------   ------      ------
     Cost of software license revenues       2.8%          2.4%     2.8%        2.1%
     Cost of service revenues               37.5          30.7     39.7        31.9

Revenues

     Software License Revenues. Software license revenues increased 9.4% to $7.2 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001. Software license revenues increased 9.7% to $14.4 million for the six months ended September 30, 2002 from $13.1 million for the six months ended September 30, 2001. This growth is due to revenue contributions from the change in business practice in July 2001 to allow customers to separately purchase unspecified product upgrades without purchasing technical support (approximately $2.1 million and $3.7 million for the three and six months ended September 30, 2002, respectively), new products, and increased penetration of international markets. However, revenue contributions from the aforementioned were partially offset by discounts associated with pricing strategies and product bundling in fiscal 2003. For the three and six months ended September 30, 2002, growth in sales to (i) enterprises of OPNET IT Guru, Application Characterization Environment ("ACE"), ACE Decode Module, NetDoctor and Flow Analysis, and (ii) enterprises and service providers of OPNET SP Guru offset a significant decline in sales to network equipment manufacturers of OPNET Modeler.

     We may experience a slower rate of growth in overall software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers, and network equipment manufacturers as a result of a challenging economy.

     Service Revenues. Service revenues decreased 15.3% to $4.0 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2001. Service revenues decreased 14.3% to $8.0 million for the six months ended September 30, 2002 from $9.3 million for the six months ended September 30, 2001. The decrease results from the adverse impact on service revenues from the change in business practice in July 2001 to allow customers to separately purchase unspecified periodic product upgrades (license revenue) and technical support (service revenue). This decrease is partially offset by growing demand for our consulting services, including engagements with U.S. government agencies, renewals of technical support contracts by our installed base of customers, and additional technical support contracts related to new license sales. We expect service revenues to decline in the near-term due to the mix of consulting contracts and as our customers purchase unspecified periodic product upgrades separately from technical support. Our ability to grow service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies. A consulting contract with the U.S. Department of Defense that contributed 30% and 27% of service revenue for the three and six months ended September 30, 2002, respectively, expires December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program. We believe that we are uniquely qualified to perform the services under this program and plan to submit our proposal during the quarter ending December 31, 2002. In the event that we are not awarded the contract under this program, our results of operations will be adversely and materially impacted.

Cost of Revenues

     Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing technical support, consulting, and training to customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues due to the low materials, packaging, and other costs of software products compared with the relatively high personnel costs associated with providing services.

     Cost of Software License Revenues. Cost of software license revenues was $204,000 and $160,000 for the three months ended September 30, 2002 and 2001, respectively. Gross margin on software licenses revenue decreased to 97.2% for the three months ended September 30, 2002 from 97.6% for the three months ended September 30, 2001. Cost of software license revenues was $404,000 and $270,000 for the six months ended September 30, 2002 and 2001, respectively. Gross margin on software licenses revenue decreased to 97.2% for the six months ended September 30, 2002 from 97.9% for the six months ended September 30, 2001. The increases in cost of software license revenues and the resulting lower gross margins are primarily due to an increase in sales requiring royalty payments under licensing agreements.

     Cost of Service Revenues. Cost of service revenues increased 3.5% to $1.5 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. Gross margin on service revenues decreased to 62.5% for the three months ended September 30, 2002 from 69.3% for the three months ended September 30, 2001. Cost of service revenues increased 6.8% to $3.2 million for the six months ended September 30, 2002 from $3.0 million for the six months ended September 30, 2001. Gross margin on service revenues decreased to 60.3% for the six months ended September 30, 2002 from 68.1% for the six months ended September 30, 2001. The increases in cost of services revenues and the resulting lower gross margins are primarily due to a higher proportion of service revenues derived from consulting services, which provide lower gross margins than maintenance services. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

     Research and Development. Research and development expenses decreased 1.9% to $3.2 million for the three months ended September 30, 2002 from $3.3 million for the three months ended September 30, 2001. Research and development expenses decreased 1.2% to $6.4 million for the six months ended September 30, 2002 from $6.5 million for the six months ended September 30, 2001. These decreases were associated with increased deployment of personnel to sales and marketing efforts relating to preparation and execution of OPNETWORK 2002, the Company's annual technology conference, and no discretionary bonus expense for the three and six months ended September 30, 2002. The decreases for the three and six months ended September 30, 2002 were partially offset by increases in personnel costs as a result of the WDM NetDesign acquisition in January 2002.

     We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as to enhance the features and functionality of our current products. We expect the absolute dollar amount of these expenditures to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors.

     Sales and Marketing. Sales and marketing expenses increased 7.2% to $4.5 million for the three months ended September 30, 2002 from $4.2 million for the three months ended September 30, 2001. Sales and marketing expenses increased 7.8% to $9.0 million for the six months ended September 30, 2002 from $8.3 million for the six months ended September 30, 2001. The increases are primarily due to an increase in the size of our direct sales force from the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, and increases in certain marketing costs. The increases were partially offset by no discretionary bonus expense for the three and six months ended September 30, 2002 and lower travel and entertainment expenses.

     As a percentage of total revenues, sales and marketing expenses increased to 39.8% for the three months ended September 30, 2002 from 36.8% for the three months ended September 30, 2001 and increased to 40.1% for the six months ended September 30, 2002 from 37.1% for the six months ended September 30, 2001. These increases were due to our additional investment of resources associated with developing market awareness for our products and increased costs related to our direct sales force. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars and as a percentage of total revenue in future periods.

     General and Administrative. General and administrative expenses increased 8.5% to $1.2 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. General and administrative expenses increased 14.1% to $2.4 million for the six months ended September 30, 2002 from $2.1 million for the six months ended September 30, 2001. The increases are primarily due to higher personnel costs, bad debt expense, and insurance costs, and were partially offset by no discretionary bonus expense for the three and six months ended September 30, 2002.

     We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

     Amortization of Acquired Technology. In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Amortization of acquired technology was $126,000 and $112,000 for the three months ended September 30, 2002 and 2001, respectively, and $252,000 and $212,000 for six months ended September 30, 2002 and 2001, respectively.

Interest and Other Income, Net

     Interest and other income, net, were $241,000 and $517,000 for the three months ended September 30, 2002 and 2001, respectively, and $524,000 and $1,168,000 for the six months ended September 30, 2002 and 2001, respectively. The decreases are primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the periods.

Provision for Income Taxes

     Our effective tax rates were 23% and 31% for the three months ended September 30, 2002 and 2001, respectively, and 25% and 32% for the six months ended September 30, 2002 and 2001, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

     We expect our effective tax rate in the near-term to range from 25% to 30%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research tax credits.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of September 30, 2002, we had cash and cash equivalents totaling $65.6 million.

     Cash provided by (used in) operating activities was $3.4 million and ($30,000) for the six months ended September 30, 2002 and 2001, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and changes in assets and liabilities. The increase in cash provided by operations in six months ended September 30, 2002 from the six month ended September 30, 2001 was generated, in part, by (i) the collection of refundable income taxes from tax credits for incremental research expenditures, (ii) no discretionary bonus payments, and
(iii) improved collection of receivables during the six months ended September 30, 2002. Total receivables, excluding allowance for doubtful accounts, decreased $449,000 from March 31, 2002 to September 30, 2002 as collections were partially offset by billing terms of certain consulting contracts.

     Cash used in investing activities was $352,000 and $3.8 million for the six months ended September 30, 2002 and 2001, respectively. The funds were used to purchase property and equipment for our corporate headquarters in Bethesda, Maryland. Cash used in investing activities for the six months ended September 30, 2001 also includes the costs incurred for the NetMaker and WDM NetDesign acquisitions.

     Cash provided by financing activities was $371,000 and $494,000 for the six months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

     As discussed in Note 2 to our condensed consolidated financial statements, effective June 10, 2002, we entered into a $10.0 million line of credit with a commercial bank, which expires in June 2004. Borrowings under our line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of the facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. There was no balance outstanding on this line of credit as of September 30, 2002.

     As of September 30, 2002, we did not have any significant contractual commitments other than operating leases for office facilities.

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

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, management considers the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, the estimates made by management will also change, which could impact the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

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

     Our customers are primarily in four target markets and our operating results may be adversely affected by changes in one or more of these markets

     As part of our focus on four targeted markets, our financial results depend, in significant part, upon the economic conditions of enterprise, U.S. government agencies, service provider, and network equipment manufacturer markets. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these markets may decrease our revenues or lower our growth rate.

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

     If our newest products, particularly those targeted primarily for enterprises, do not gain widespread market acceptance, our revenues might not increase and it is possible that they would decline

     We expect to derive a substantial portion of our revenues in the future from sales to enterprises of version 9.0 of OPNET IT Guru, which was released in October 2002, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor, Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of our products. To date, we have not achieved widespread market acceptance of our products. In addition, if our OPNET Modeler product, which we have been selling since 1987, continues to encounter declining sales, which could occur for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

     We may not be able to grow our business if service providers do not buy our products

     An element of our strategy is to increase sales to service providers of OPNET SP Guru and OPNET WDM Guru, both launched in fiscal 2002. Accordingly, if our products fail to perform favorably in the service provider environment or to gain wider adoption by service providers, our business and future operating results could suffer.

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

     We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably

     We may be unable to operate our business profitably if we fail to manage our growth. Our growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand our operations and increase the number of our full-time employees. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial, and management information systems. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenues may not continue to grow at a sufficient rate to absorb the costs associated with a larger overall employee base.

     If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenues may decline

     Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced products on a timely basis that respond to these changes, our products could become obsolete, demand for our products could decline, and our revenues could fall. Advances in network management technology, software engineering, and simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our products and could render our products unmarketable. In addition, the introduction and adoption of future network technologies or application architectures could reduce or eliminate the need for intelligent network management software.

     Our future revenue is substantially dependent upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services

     Our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance agreements, and license of other products. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our customers fail to renew their maintenance agreements or purchase additional products or services, our revenues could decrease.

     Increases in service revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results

     We realize lower margins on service revenues than on software license revenues. As a result, if service revenues increase as a percentage of total revenues, our gross margins will be lower and our operating results may be adversely affected.

     If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our revenue base

     Our future success and our ability to maintain our revenue base depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our chairman of the board and chief executive officer, and Alain
J. Cohen, our president and chief technology officer, could adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

     We must also continue to hire highly qualified individuals, particularly software engineers and sales and marketing personnel. Our failure to attract and retain technical personnel for our product development, consulting services, and technical support teams may limit our ability to develop new products or product enhancements. Competition for these individuals is intense, and we may not be able to attract and retain additional highly qualified personnel in the future. In addition, limitations imposed by federal immigration laws and the availability of visas could impair our ability to recruit and employ skilled technical professionals from other countries to work in the United States.

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

     We expect to face intense competition, which could cause us to lose sales, resulting in lower profitability

     Increasing competition in our market could cause us to lose sales and become unprofitable. The market for intelligent network management software is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent network management solutions continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

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

     Possible adverse impact of interpretations of existing accounting pronouncements

     Based on our reading and interpretations of SOPs 81-1, 97-2 and 98-9, and SAB 101, we believe that our current contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our business, financial condition, and results of operations.

     As with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely impact our operating results.

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

     If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline

     We completed the NetMaker and WDM NetDesign acquisitions in March 2001 and January 2002, respectively. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

     We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

     Our products are subject to changing computing environments, including operating system software and hardware platforms, which could render our products obsolete

     The evolution of existing computing environments and the introduction of new popular computing environments may require us to redesign our products or develop new products. Computing environments, including operating system software and hardware platforms, are complex and change rapidly. Our products are designed to operate in currently popular computing environments. Due to the long development and testing periods required to adapt our products to new or modified computing environments, our research and development efforts could be distracted and we could also experience significant delays in product releases or shipments, which could result in lost revenues and significant additional expense.

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

ITEM 4.   Controls and Procedures

     We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     Subsequent to the date of our evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

    OPNET is involved in various claims and legal proceedings arising from its normal operations. Management does not consider any of those matters to be material.

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

    As of September 30, 2002, the proceeds from the offering were used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company held on September 10, 2002, (i) the Company's nominees for Class II Directors for the ensuing three years were elected and the selection of Deloitte & Touche LLP as the Company's independent auditor's for the current fiscal year was ratified.

    With respect to the election of the Class II Directors, the voting was as follows:

             Nominees                 For                Withheld

             Alain J. Cohen           15,779,228         1,079,283

             Dr. Steven G. Finn       16,464,273           394,238

    With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year, the voting was as follows:

             For                      16,848,076

             Against                  5,700

             Abstain                  4,735

ITEM 6.  Exhibits and Reports on Form 8-K

    A. Exhibits: See Exhibit Index
    B. Reports on Form 8-K
           None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPNET TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/ Joseph W. Kuhn
                                              ---------------------------
Date: October 31, 2002                        Name:  Joseph W. Kuhn
                                              Title: Vice President of Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)


                                 CERTIFICATIONS

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Marc A. Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OPNET Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Dated: October 31, 2002              By:  /s/ Marc A. Cohen

                                            Marc A. Cohen
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of OPNET Technologies, Inc., I, Marc A. Cohen, Chief Executive Officer of OPNET Technologies, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Dated: October 31, 2002              By:  /s/ Marc A. Cohen

                                            Marc A. Cohen
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Joseph W. Kuhn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OPNET Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Dated: October 31, 2002             By:  /s/ Joseph W. Kuhn

                                           Joseph W. Kuhn
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)


Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of OPNET Technologies, Inc., I, Joseph W. Kuhn, Chief Financial Officer of OPNET Technologies, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  Dated: October 31, 2002             By:  /s/ Joseph W. Kuhn

                                           Joseph W. Kuhn
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                            OPNET TECHNOLOGIES, INC.
                                  EXHIBIT INDEX

Exhibit
Number                  Description                                                   Source
  3.1     Third Amended and Restated Certificate of             Incorporated by reference from exhibit 3.2 to the
          Incorporation of the Registrant                       Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  3.2     Amended and Restated By-Laws of the Registrant        Incorporated by reference from exhibit 3.4 to the
                                                                Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  4.1     Specimen common stock certificate                     Incorporated by reference from exhibit 4.1 to the
                                                                Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  4.2     See Exhibits 3.1 and 3.2 for provisions of the        Incorporated by reference from exhibit 4.2 to the
          Certificate of Incorporation and By-Laws of the       Registrant's Registration Statement on Form S-1 (File No.
          Registrant defining the rights of holders of          333-2588).
          common stock of the Registrant

  10.1    Amended and Restated Registration Rights              Incorporated by reference from exhibit 10.1 to the
          Agreement, dated as of March 30, 2001, by and         Registrant's Annual Report on Form 10-K for the period
          among the Registrant, Summit Ventures IV, L.P.,       ended March 31, 2001 as filed with the SEC on June 29,
          Summit Investors III, L.P., Alain J. Cohen,           2001.
          Marc A. Cohen and Make Systems, Inc.

  10.2    Asset Purchase Agreement, dated as of March 20,       Incorporated by reference from exhibit 2.1 to the
          2001, by and among the Registrant, Make               Registrant's Current Report on Form 8-K dated March 22,
          Systems, Inc. and Metromedia Company                  2001 filed the Securities and Exchange Commission ("SEC")
                                                                on March 23, 2001 (File No. 000-30931).

  10.3    Stock Purchase and Option Agreement, dated as         Incorporated by reference from exhibit 10.6 to the
          of November 1, 1999, between the Registrant and       Registrant's Registration Statement on Form S-1 (File No.
          Steven G. Finn                                        333-2588).

  10.4    Stock Purchase and Option Agreement, dated as         Incorporated by reference from exhibit 10.7 to the
          of November 1, 1999, between the Registrant and       Registrant's Registration Statement on Form S-1 (File No.
          William F. Stasior                                    333-2588).

  10.5    Amended and Restated 1993 Incentive Stock             Incorporated by reference from exhibit 10.10 to the
          Option Plan                                           Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  10.6    2000 Employee Stock Purchase Plan                     Incorporated by reference from exhibit 10.12 to the
                                                                Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  10.7    2000 Director Stock Option Plan                       Incorporated by reference from exhibit 10.13 to the
                                                                Registrant's Registration Statement on Form S-1 (File No.
                                                                333-2588).

  10.8    Non-competition Agreement, dated as of                Incorporated by reference from exhibit 10.15 to the
          September 30, 1997, between the Registrant            Registrant's Registration Statement on Form S-1 (File No.
          and Marc A. Cohen                                     333-2588).

   10.9   Non-competition Agreement, dated as of             Incorporated by reference from exhibit 10.16 to the
          September 30, 1997, between the Registrant         Registrant's Registration Statement on Form S-1 (File No.
          and Alain J. Cohen                                 333-2588).

  10.10   Change-in Control Agreement, dated as of June      Incorporated by reference from exhibit 10.19 to the
          1, 2000, between the Registrant                    Registrant's Annual Report on Form 10-K for the period
          and Pradeep K. Singh                               ended March 31, 2001 as filed with the SEC on June 29,
                                                             2001.

  10.11   Office Lease Agreement, dated May 2000, between    Incorporated by reference from exhibit 10.21 to the
          the Registrant and Street Retail, Inc.             Registrant's Annual Report on Form 10-K for the period
                                                             ended March 31, 2001 as filed with the SEC on June 29,
                                                             2001.

  10.12   Amended and Restated 2000 Stock Incentive Plan     Incorporated by reference from exhibit 10.1 to the
                                                             Registrant's Quarterly Report on Form 10-Q for the period
                                                             ended September 30, 2001 as filed with the SEC November
                                                             14, 2001.

  10.13   Loan Agreement, dated June 10, 2002, between       Incorporated by reference from exhibit 10.1 to the
          Registrant and Bank of America, N.A.               Registrant's Quarterly Report on Form 10-Q for the period
                                                             ended June 30, 2002 as filed with the SEC August 9, 2002.

  10.14   Promissory Note, dated June 10, 2002, between      Incorporated by reference from exhibit 10.2 to the
          Registrant and Bank of America, N.A.               Registrant's Quarterly Report on Form 10-Q for the period
                                                             ended June 30, 2002 as filed with the SEC August 9, 2002.

    21    Subsidiaries of the Registrant                     Incorporated by reference from exhibit 21 to the
                                                             Registrant's Annual Report on Form 10-K for the period
                                                             ended March 31, 2002 as filed with the SEC on June 20,
                                                             2002.