Form 10-Q
period 2002-12-31
OPNET TECHNOLOGIES INC
filed 2003-01-29
CIK 1108924

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

                For the quarterly period ended December 31, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission file number: 000-30931)

                            OPNET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                  7372                  52-1483235
            (State or other        (Primary Standard         (I.R.S. Employer
            jurisdiction of            Industrial           Identification No.)
            incorporation or       Classification Code
              organization)             Number)

                              7255 Woodmont Avenue
                               Bethesda, MD 20814
                     (Address of principal executive office)

                                 (240) 497-3000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    At December 31, 2002, there were outstanding 19,347,297 shares of common stock of the registrant.

================================================================================

                                                TABLE OF CONTENTS


                                                      PART I
                                                FINANCIAL INFORMATION

ITEM                                                                                                               Page
----                                                                                                               ----
   1.  -  Condensed Consolidated Financial Statements (unaudited)

          -  Condensed Consolidated Balance Sheets as of December 31, and March
             31, 2002 ........................................................................................       3

          -  Condensed Consolidated Statements of Operations for the Three and
             Nine Months Ended December 31, 2002 and 2001 ....................................................       4

          -  Condensed Consolidated Statements of Cash Flows for the Three and
             Nine Months Ended December 31, 2002 and 2001 ....................................................       5

          -  Notes to Condensed Consolidated Financial Statements ............................................       6

   2.  -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................................................       9

   3.  -  Quantitative and Qualitative Disclosures About Market Risk .........................................      21

   4.  -  Controls and Procedures ............................................................................      21


                                                        PART II
                                                    OTHER INFORMATION

ITEM                                                                                                               Page
----                                                                                                               ----

   1.  -  Legal Proceedings ..................................................................................      22

   2.  -  Changes in Securities and Use of Proceeds ..........................................................      22

   6.  -  Exhibits and Reports on Form 8-K ...................................................................      22

          Signatures .........................................................................................      23

          Certifications .....................................................................................      23

          Exhibit Index ......................................................................................      26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                            OPNET TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                           December 31,     March 31,
                                                                                              2002            2002
                                                                                           -----------     ----------
                                                       ASSETS

Current assets:
    Cash and cash equivalents                                                              $    67,954     $   62,240
    Accounts receivable, net of $282 and $203 in allowance for doubtful accounts
       at December 31 and March 31, 2002, respectively                                           6,766          7,403
    Unbilled accounts receivable                                                                 1,396          1,331
    Refundable income taxes                                                                         23          1,253
    Prepaid expenses and other current assets                                                    1,251            910
                                                                                           -----------     ----------
            Total current assets                                                                77,390         73,137

Property and equipment, net                                                                      7,083          7,670
Intangible assets, net                                                                           1,692          2,067
Goodwill                                                                                        12,212         12,212
Deferred income taxes and other assets                                                             634             70
                                                                                           -----------     ----------
            Total assets                                                                   $    99,011     $   95,156
                                                                                           ===========     ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                       $       610     $      544
    Accrued liabilities                                                                          2,040          2,362
    Deferred and accrued income taxes                                                              158            156
    Deferred revenue                                                                             9,162          8,019
                                                                                           -----------     ----------
            Total current liabilities                                                           11,970         11,081

Notes payable                                                                                      300            150
Deferred rent                                                                                      579            381
Deferred revenue                                                                                   523            506
Deferred income taxes                                                                                -             43
                                                                                           -----------     ----------
            Total liabilities                                                                   13,372         12,161
                                                                                           -----------     ----------

Commitments and contingencies                                                                        -              -
Stockholders' equity:
    Preferred stock-par value $0.001; 5,000 shares authorized, no shares issued
       and outstanding at December 31 and March 31, 2002                                             -              -
    Common stock-par value $0.001; 100,000 authorized; 25,481 and 25,220 shares issued at December 31 and March 31, 2002, respectively; 19,347 and 19,086
       shares outstanding at December 31 and March 31, 2002, respectively                           25             25
    Additional paid-in capital                                                                  73,512         72,655
    Deferred compensation                                                                          (33)           (74)
    Retained earnings                                                                           16,261         14,499
    Accumulated other comprehensive loss                                                           (26)           (10)
    Treasury stock - 6,134 shares at December 31 and March 31, 2002                             (4,100)        (4,100)
                                                                                           -----------     ----------
            Total stockholders' equity                                                          85,639         82,995
                                                                                           -----------     ----------
            Total liabilities and stockholders' equity                                     $    99,011     $   95,156
                                                                                           ===========     ==========

     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  Three Months Ended         Nine Months Ended
                                                                                     December 31,                December 31,
                                                                                ----------------------     -----------------------
                                                                                  2002          2001         2002          2001
                                                                                ---------     --------     ---------    ----------
                                                                                      (in thousands, except per share data)
Revenues:
      Software licenses                                                         $  7,924      $ 6,807     $ 22,309      $ 19,922
      Services                                                                     3,772        4,166       11,738        13,456
                                                                                --------      -------     --------      --------
         Total revenues                                                           11,696       10,973       34,047        33,378
                                                                                --------      -------     --------      --------


Cost of revenues:
      Software licenses                                                              226           84          631           354
      Services                                                                     1,550        1,415        4,711         4,374
                                                                                --------      -------     --------      --------
         Total cost of revenues                                                    1,776        1,499        5,342         4,728
                                                                                --------      -------     --------      --------


Gross Profit                                                                       9,920        9,474       28,705        28,650
                                                                                --------      -------     --------      --------
Operating expenses:
      Research and development                                                     3,200        2,913        9,574         9,365
      Sales and marketing                                                          4,530        4,086       13,499        12,409
      General and administrative                                                   1,251        1,233        3,619         3,308
      Amortization of acquired technology                                            126          118          378           330
                                                                                --------      -------     --------      --------
         Total operating expenses                                                  9,107        8,350       27,070        25,412
                                                                                --------      -------     --------      --------


Income from operations                                                               813        1,124        1,635         3,238
Interest and other income, net                                                       192          331          716         1,499
                                                                                --------      -------     --------      --------
Income before provision for income taxes                                           1,005        1,455        2,351         4,737
Provision for income taxes                                                           252          233          589         1,278
                                                                                --------      -------     --------      --------
Net income                                                                      $    753      $ 1,222     $  1,762      $  3,459
                                                                                ========      =======     ========      ========


Basic net income per common share                                               $   0.04      $  0.06     $   0.09      $   0.18
                                                                                ========      =======     ========      ========
Diluted net income per common share                                             $   0.04      $  0.06     $   0.09      $   0.17
                                                                                ========      =======     ========      ========
Weighted average common shares outstanding (basic)                                19,299       18,995       19,242        18,919
                                                                                ========      =======     ========      ========
Weighted average common shares outstanding (diluted)                              20,046       19,956       19,940        20,017
                                                                                ========      =======     ========      ========




     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                                  -------------------------------
                                                                                       2002             2001
                                                                                  ---------------  --------------
                                                                                           (in thousands)
Cash flows from operating activities:
    Net income                                                                    $        1,762     $      3,459
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      1,583            1,504
        Provision for losses on accounts receivable                                          270              256
        Deferred income taxes                                                               (632)             (50)
        Expense related to employee and other stock options                                   41               65
        Equity in net loss of affiliate                                                        -                3
        Changes in assets and liabilities:
           Accounts receivable                                                               302           (2,516)
           Prepaid expenses and other current assets                                        (341)             840
           Loans to employees                                                                  -              231
           Refundable income taxes                                                         1,230              165
           Deposits and other assets                                                         (57)              18
           Accounts payable                                                                   66             (308)
           Accrued liabilities                                                              (322)          (2,502)
           Accrued income taxes                                                               84              (40)
           Tax benefit from exercise of employee stock options                               265                -
           Deferred revenue                                                                1,160              159
           Deferred rent                                                                     198              250
                                                                                 ---------------   --------------
             Net cash provided by operating activities                                     5,609            1,534
                                                                                 ---------------   --------------

Cash flows from investing activities:
    Acquisition                                                                                -           (1,156)
    Purchase of property and equipment                                                      (621)          (2,504)
    Investment in affiliate                                                                    -             (461)
                                                                                 ---------------   --------------
             Net cash used in investing activities                                          (621)          (4,121)
                                                                                 ---------------   --------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                  150              150
    Proceeds from exercise of common stock options                                           282              328
    Proceeds from issuance of common stock under employee stock purchase plan                310              379
                                                                                 ---------------   --------------
             Net cash provided by financing activities                                       742              857
                                                                                 ---------------   --------------

Effect of exchange rate changes on cash and cash equivalents                                 (16)             (10)
                                                                                 ---------------   --------------

Net increase (decrease) in cash and cash equivalents                                       5,714           (1,740)

Cash and cash equivalents, beginning of period                                            62,240           62,623
                                                                                 ---------------   --------------

Cash and cash equivalents, end of period                                          $       67,954     $     60,883
                                                                                 ===============   ==============

     See accompanying notes to condensed consolidated financial statements.

                            OPNET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


    1.   Basis of Presentation and Nature of Operations

    OPNET Technologies, Inc. ("OPNET", "we" or "us") provides intelligent network management software solutions that enable users in network operations, planning, engineering and application development to optimize the performance and availability of their networks and networked applications. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Reading, United Kingdom; and Sydney, Australia;, third-party distributors, and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

    The accompanying condensed consolidated financial statements include our results and the results of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC. The March 31, 2002 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for the three and nine months ended December 31, 2002 may not be indicative of the operating results for the full fiscal year or any other future period.

    2.   Credit Agreements and Note Payable

     Effective June 10, 2002, we entered into a $10.0 million credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue a letter of credit for approximately $3.4 million to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of December 31, 2002, we had no borrowings under the available credit facility.

    In November 2002, we received proceeds from a $150,000 loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund. The loan is subject to multiple maturity dates and has a 4.83% annual interest rate. The principal amount and any accrued interest will be deferred if we meet certain conditions regarding the hiring of full time employees. In December 2007, the principal amount and any accrued interest are payable in full; however, these amounts may be reduced or converted to a grant if we achieve certain requirements related to employment.

    3.   Stockholders' Equity

    During the three and nine months ended December 31, 2002, we received proceeds of approximately $76,000 and $282,000 and issued 46,280 and 218,228 shares of Common Stock, respectively, pursuant to employee exercises of stock options. During the nine months ended December 31, 2002 employees purchased 42,835 shares of Common Stock under the 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $310,000. Tax benefit from exercise of employee stock options was $265,000 for the nine months ending December 31, 2002.

    4.   Net Income per Common Share

    The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2002 and 2001:

                                                                      Three Months Ended          Nine Months Ended
                                                                         December 31,                 December 31,
                                                                    ------------------------     -----------------------
                                                                       2002          2001          2002          2001
                                                                    ---------    -----------     ---------    ----------
                                                                            (in thousands, except per share data)
        Income (Numerator):
           Net income (basic and diluted)                           $    753      $  1,222       $ 1,762       $ 3,459
                                                                    ========      ========       =======       =======

        Shares (Denominator):
           Weighted average shares outstanding (basic)                19,299        18,995        19,242        18,919
           Plus:
               Effect of other dilutive securities--options              747           961           698         1,098
                                                                    --------      --------       -------       -------
           Weighted average shares outstanding (diluted)              20,046        19,956        19,940        20,017
                                                                    ========      ========       =======       =======

        Net income per common share:
           Basic net income per common share                        $   0.04      $   0.06       $  0.09       $  0.18
           Diluted net income per common share                      $   0.04      $   0.06       $  0.09       $  0.17

    5.   Business Segment and Geographic Information

    We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 34.0% and 19.8% for the quarter ended December 31, 2002 and 2001, respectively. Revenues from transactions with U.S. government agencies were approximately 32.8% and 23.2% for the nine months ended December 31, 2002 and 2001, respectively. Total receivables from transactions with U.S. government agencies represented approximately 43.2% of total accounts receivable at December 31, 2002. Substantially all assets were held in the United States at December 31 and March 31, 2002. Revenues by geographic destination and as a percentage of total revenues follows:

                                                                     Three Months Ended           Nine Months Ended
                                                                        December 31,                  December 31,
                                                                    ----------------------       -----------------------
                                                                       2002        2001             2002          2001
                                                                    ---------    ---------       ----------    ---------
                                                                                       (in thousands)
        Geographic Area by Destination:
             United States                                          $   9,018    $   7,909       $  26,944     $  26,662
             International                                              2,678        3,064           7,103         6,716
                                                                    ---------    ---------       ---------     ---------
             Total revenue                                          $  11,696    $  10,973       $  34,047     $  33,378
                                                                    =========    =========       =========     =========

        Geographic Area by Destination:
             United States                                               77.1%        72.1%           79.1%         79.9%
             International                                               22.9         27.9            20.9          20.1
                                                                    ---------    ---------       ---------     ---------
             Total revenue                                              100.0%       100.0%          100.0%        100.0%
                                                                    =========    =========       =========     =========

     6.   Supplemental Cash Flow Information

                                                                 Nine Months Ended
                                                                    December 31,
                                                           ------------------------------
                                                                2002             2001
                                                           --------------    ------------
                                                                    (in thousands)
        Supplemental disclosure of cash flow information:
              Cash paid for income taxes                      $   79             $  871
              Cash paid for interest                               4                 --

        Supplemental disclosure of non-cash activities:
              Accrued tenant allowance                        $   --             $  359
              Post-closing acquisition adjustments                --                217

     7.   Comprehensive Income

     Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income is summarized as follows:

                                                                    Three Months Ended           Nine Months Ended
                                                                       December 31,                December 31,
                                                                  ------------------------    ------------------------
                                                                     2002          2001          2002          2001
                                                                  ---------    -----------    ----------    ----------
                                                                                    (in thousands)
     Net income                                                   $    753     $    1,222     $    1,762    $    3,459
     Foreign currency translation adjustments                           (5)            (2)           (16)          (10)
                                                                  --------     ----------     ----------    ----------
     Total comprehensive income                                   $    748     $    1,220     $    1,746    $    3,449
                                                                  ========     ==========     ==========    ==========

     8.   New Accounting Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123" (SFAS No.
148). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, this statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have evaluated the provisions of SFAS No. 148 and will continue to account for stock-based compensation given to employees in accordance with APB No. 25. Under APB No. 25, we recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair market value of the shares on the date of grant. Therefore, SFAS No. 148 is not expected to have a material impact on our financial position or results of operations. We will adopt the additional disclosure provisions required by SFAS No. 148 in both our annual and quarterly reporting beginning March 31, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2002, filed with the SEC.

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

     Revenues. We generate revenues principally from licensing our intelligent network management software products and providing related services, including maintenance and technical support, consulting, and training. Our software license revenues consist of perpetual and term license sales of our software products and fees associated with periodic unspecified product upgrades ("license updates").

     Our service revenues consist of fees from maintenance and technical support agreements, consulting services, and training. The maintenance agreements covering our products provide for technical support and license updates. In July 2001, we changed our business practice to allow our customers to separately purchase license updates without purchasing technical support. Revenue related to license updates is now included in license revenue. Revenue related to technical support is included in service revenue. License revenue from license updates was approximately $2.2 million and $5.9 million for the three and nine months ended December 31, 2002, respectively. License revenue from license updates was $611,000 and $693,000 for the three and nine months ended December 31, 2001. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements. We provide on-site training to our customers on a daily fee basis.

     Revenues from sales outside of the United States represented 22.9% and 27.9% for the three months ended December 31, 2002 and 2001, respectively. Revenues from sales outside the United States represented 20.9% and

20.1% for the nine months ended December 31, 2002 and 2001, respectively. Sales outside the United States were primarily made through our Paris, France and Reading, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing, and customer service functions in both United States and international markets.

Results of Operations

     The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

                                                     Three Months Ended       Nine Months Ended
                                                         December 31,            December 31,
                                                    ---------------------   ---------------------
                                                      2002         2001       2002         2001
                                                    --------     --------   --------     --------
   Revenues:
      Software licenses                                 67.7%        62.0%      65.5%        59.7%
      Services                                          32.3         38.0       34.5         40.3
                                                    --------     --------   --------     --------
         Total revenues                                100.0        100.0      100.0        100.0
                                                    --------     --------   --------     --------

   Cost of revenues:
      Software licenses                                  2.0          0.8        1.9          1.1
      Services                                          13.2         12.9       13.8         13.1
                                                    --------     --------   --------     --------
         Total cost of revenues                         15.2         13.7       15.7         14.2
                                                    --------     --------   --------     --------

   Gross Profit                                         84.8         86.3       84.3         85.8
                                                    --------     --------   --------     --------
   Operating expenses:
      Research and development                          27.4         26.6       28.2         28.1
      Sales and marketing                               38.7         37.2       39.6         37.1
      General and administrative                        10.7         11.2       10.6          9.9
      Amortization of acquired technology                1.0          1.1        1.1          1.0
                                                    --------     --------   --------     --------
         Total operating expenses                       77.8         76.1       79.5         76.1
                                                    --------     --------   --------     --------


   Income from operations                                7.0         10.2        4.8          9.7
   Interest and other income, net                        1.6          3.0        2.1          4.5
                                                    --------     --------   --------     --------

   Income before provision for income taxes              8.6         13.3        6.9         14.2
   Provision for income taxes                            2.2          2.1        1.7          3.8
                                                    --------     --------   --------     --------

   Net income                                            6.4%        11.1%       5.2%        10.4%
                                                    ========     ========   ========     ========

     The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

                                                     Three Months Ended       Nine Months Ended
                                                         December 31,            December 31,
                                                    ---------------------   ---------------------
                                                      2002         2001       2002         2001
                                                    --------     --------   --------     --------
   Cost of software license revenues                     2.9%         1.2%       2.8%         1.8%
   Cost of service revenues                             41.1         34.0       40.1         32.5
                                                    --------     --------   --------     --------

Revenues

     Software License Revenues. Software license revenues increased 16.4% to $7.9 million for the three months ended December 31, 2002 from $6.8 million for the three months ended December 31, 2001. Software license revenues increased 12.0% to $22.3 million for the nine months ended December 31, 2002 from $19.9 million for the nine months ended December 31, 2001. This growth is due to revenue contributions from the change in business practice in July 2001 to allow customers to separately purchase license updates without purchasing technical support (contributed approximately $1.6 million and $5.2 million of incremental license revenue for the three and nine months ended December 31, 2002, respectively, over the comparable periods of fiscal 2002), and new products. However, revenue contributions from the latter were partially offset by discounts associated with pricing strategies and product bundling in fiscal 2003. For the three and nine months ended December 31, 2002, growth in sales to
(i) enterprises of OPNET IT Guru, Application Characterization Environment ("ACE"), ACE Decode Module, NetDoctor and Flow Analysis, and (ii) enterprises and service providers of OPNET SP Guru offset a significant decline in sales to network equipment manufacturers of OPNET Modeler.

     We may experience a slower rate of growth in overall software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers, and network equipment manufacturers as a result of a challenging economy.

     Service Revenues. Service revenues decreased 9.5% to $3.8 million for the three months ended December 31, 2002 from $4.2 million for the three months ended December 31, 2001. Service revenues decreased 12.8% to $11.7 million for the nine months ended December 31, 2002 from $13.5 million for the nine months ended December 31, 2001. The decrease results from the adverse impact on service revenues from the change in business practice in July 2001 to allow customers to separately purchase license updates (license revenue) and technical support (service revenue). This decrease is partially offset by growing demand for our consulting services, including engagements with U.S. government agencies, renewals of technical support contracts by our installed base of customers, and additional technical support contracts related to new license sales. A consulting contract with the U.S. Department of Defense that contributed 15.4% and 21.4% of service revenue for the three and nine months ended December 31, 2002, respectively, expired December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program and we were awarded the contract in January 2003. The initial funding under this contract for 2003 is $2.2 million, compared to $3.2 million in 2002. There are four successive option years under this contract which may be exercised by the U.S. Department of Defense in its discretion. In the event that we are not awarded additional funding under this contract, our results of operations could be adversely impacted. We expect service revenues to decline in the near-term due to the mix of consulting contracts and as our customers purchase license updates separately from technical support. Our ability to grow service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

     International Revenues. Our international revenues decreased 12.6% to $2.7 million, or 22.9% of total revenue, for the three months ended December 31, 2002 from $3.1 million, or 27.9% of total revenues, for the three months ended December 31, 2001. Our international revenues increased 5.8% to $7.1 million, or 20.9% of total revenue, for the nine months ended December 31, 2002 from $6.7 million, or 20.1% of total revenues, for the nine months ended December 31, 2001. Our international revenues are primarily generated in Europe and Japan. The challenging global economy can lengthen our sales cycle for certain international customers and therefore impacts the timing of sales orders. We expect to continue experiencing fluctuations of international revenues in the future.

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

     Cost of Software License Revenues. Cost of software license revenues was $226,000 and $84,000 for the three months ended December 31, 2002 and 2001, respectively. Gross margin on software licenses revenue decreased to 97.1% for the three months ended December 31, 2002 from 98.8% for the three months ended December 31, 2001. Cost of software license revenues was $631,000 and $354,000 for the nine months ended December 31, 2002 and 2001, respectively. Gross margin on software licenses revenue decreased to 97.2% for the nine months ended December 31, 2002 from 98.2% for the nine months ended December 31, 2001. The increases in cost of software license revenues and the resulting lower gross margins are primarily due to an increase in sales requiring royalty payments under licensing agreements.

     Cost of Service Revenues. Cost of service revenues increased 9.5% to $1.6 million for the three months ended December 31, 2002 from $1.4 million for the three months ended December 31, 2001. Gross margin on service revenues decreased to 58.9% for the three months ended December 31, 2002 from 66.0% for the three months ended December 31, 2001. Cost of service revenues increased 7.7% to $4.7 million for the nine months ended December 31, 2002 from $4.4 million for the nine months ended December 31, 2001. Gross margin on service revenues decreased to 59.9% for the nine months ended December 31, 2002 from 67.5% for the nine months ended December 31, 2001. The increases in cost of services revenues and the resulting lower gross margins are primarily due to a higher proportion of service revenues derived from consulting services, which provide lower gross margins than maintenance services. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

     Research and Development. Research and development expenses increased 9.9% to $3.2 million for the three months ended December 31, 2002 from $2.9 million for the three months ended December 31, 2001. Research and development expenses increased 2.2% to $9.6 million for the nine months ended December 31, 2002 from $9.4 million for the nine months ended December 31, 2001. These increases were attributable to additional personnel costs related to increased headcount as a result of the WDM NetDesign acquisition in January 2002, and increased staffing levels for developing new products as well as sustaining and upgrading existing products. The increases were partially offset by no discretionary bonus expense for the three and nine months ended December 31, 2002.

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

     Sales and Marketing. Sales and marketing expenses increased 10.9% to $4.5 million for the three months ended December 31, 2002 from $4.1 million for the three months ended December 31, 2001. Sales and marketing expenses increased 8.8% to $13.5 million for the nine months ended December 31, 2002 from $12.4 million for the nine months ended December 31, 2001. As a percentage of total revenues, sales and marketing expenses increased to 38.7% for the three months ended December 31, 2002 from 37.2% for the three months ended December 31, 2001 and increased to 39.6% for the nine months ended December 31, 2002 from 37.1% for the nine months ended December 31, 2001. The increases are primarily due to an increase in the size of our direct sales force due to the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, and increases in international sales commissions to third parties and certain marketing costs. The increases were partially offset by lower travel and entertainment expenses and no discretionary bonus expense for the three and nine months ended December 31, 2002.

     We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars and as a percentage of total revenue in future periods.

     General and Administrative. General and administrative expenses increased 1.5% to $1.3 million for the three months ended December 31, 2002 from $1.2 million for the three months ended December 31, 2001. General and administrative expenses increased 9.4% to $3.6 million for the nine months ended December 31, 2002 from $3.3 million for the nine months ended December 31, 2001. The increases are primarily due to higher personnel costs, bad debt expense, and insurance costs. The increases were partially offset by no discretionary bonus expense for the three and nine months ended December 31, 2002.

     We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

     Amortization of Acquired Technology. In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Amortization of acquired technology was $126,000 and $118,000 for the three months ended December 31, 2002 and 2001, respectively, and $378,000 and $330,000 for nine months ended December 31, 2002 and 2001, respectively.

Interest and Other Income, Net

     Interest and other income, net, were $192,000 and $331,000 for the three months ended December 31, 2002 and 2001, respectively, and $716,000 and $1.5 million for the nine months ended December 31, 2002 and 2001, respectively. The decreases are primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the periods.

Provision for Income Taxes

     Our effective tax rates were 25% and 16% for the three months ended December 31, 2002 and 2001, respectively, and 25% and 27% for the nine months ended December 31, 2002 and 2001, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

     We expect our effective tax rate in the near-term to range from 25% to 30%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research tax credits.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of December 31, 2002, we had cash and cash equivalents totaling $68 million.

     Cash provided by operating activities was $5.6 million and $1.5 million for the nine months ended December 31, 2002 and 2001, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for depreciation and amortization and changes in assets and liabilities. The increase in cash provided by operations in the nine months ended December 31, 2002 from the nine months ended December 31, 2001 was generated, in part, by the collection of refundable income taxes from tax credits for incremental research expenditures, growth in our deferred revenues, improved collection of receivables, and no payment of discretionary bonuses during the nine months ended December 31, 2002.

     Cash used in investing activities was $621,000 and $4.1 million for the nine months ended December 31, 2002 and 2001, respectively. The funds were used to purchase property and equipment for our corporate headquarters in Bethesda, MD. Cash used in investing activities for the nine months ended December 31, 2001 also includes the costs incurred for the NetMaker and WDM NetDesign acquisitions.

     Cash provided by financing activities was $742,000 and $857,000 for the nine months ended December 31, 2002 and 2001, respectively. Cash provided by financing activities reflects funds received from the issuance of notes payable, proceeds received from the exercise of stock options, and the sale of common stock under our 2000 Employee Stock Purchase Plan.

     As discussed in Note 2 to our condensed consolidated financial statements, effective June 10, 2002, we entered into a $10.0 million line of credit with a commercial bank, which expires in June 2004. Borrowings under our line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of the facility for a letter of credit that secures the lease for our headquarters in Bethesda, MD. There was no balance outstanding on this line of credit as of December 31, 2002.

     As of December 31, 2002, we did not have any significant contractual commitments other than operating leases for office facilities.

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

     Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in the accompanying condensed consolidated financial statements.

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

..    changes in the mix of our sales, including the mix between higher margin software products and lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

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

     If we do not successfully expand our sales force, we may be unable to increase our sales

     We sell our products primarily through our direct sales force, and we must expand the size of our sales force to increase revenues. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force or we may be unable to manage a larger sales force.

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

     We expect to face intense competition, which could cause us to lose sales, resulting in lower profitability

     Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent network management software is likely to become more competitive as it evolves and as the demand for intelligent network management solutions continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

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

    As of December 31, 2002, the proceeds from the offering were used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD,
(ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.   Exhibits and Reports on Form 8-K

    A.  Exhibits:  See Exhibit Index
    B.  Reports on Form 8-K
           None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OPNET TECHNOLOGIES, INC.
                                       (Registrant)

                                       By: /s/ Joseph W. Kuhn
                                           -------------------
Date: January 29, 2003                     Name:   Joseph W. Kuhn
                                           Title:  Vice President of Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

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

Dated: January 29, 2003                By:   /s/ Marc A. Cohen
                                             ----------------------------------
                                             Marc A. Cohen
                                             Chairman and Chief Executive
                                             Officer
                                             (Principal Executive Officer)

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

Dated: January 29, 2003                By:   /s/ Marc A. Cohen
                                             --------------------------------
                                             Marc A. Cohen
                                             Chairman and Chief Executive
                                             Officer
                                             (Principal Executive Officer)

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

Dated: January 29, 2003                By:   /s/ Joseph W. Kuhn
                                             -----------------------------------
                                             Joseph W. Kuhn
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)


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

Dated: January 29, 2003                By:   /s/ Joseph W. Kuhn
                                             ----------------------------------
                                             Joseph W. Kuhn
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)

                            OPNET TECHNOLOGIES, INC.
                                  EXHIBIT INDEX

Exhibit
 Number                      Description                                                Source
 ------                      -----------                                                ------
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
           common stock of the Registrant

 *10.1     2000 Employee Stock Purchase Plan, as Amended         Exhibit 10.1 to Current Report on Form 10-Q.

  10.2     Amended and Restated Registration Rights              Incorporated by reference from exhibit 10.1 to the
           Agreement, dated as of March 30, 2001, by and         Registrant's Annual Report on Form 10-K for the period
           among the Registrant, Summit Ventures IV, L.P.,       ended March 31, 2001 as filed with the SEC on June 29,
           Summit Investors III, L.P., Alain J. Cohen,           2001.
           Marc A. Cohen and Make Systems, Inc.

  10.3     Asset Purchase Agreement, dated as of March 20,       Incorporated by reference from exhibit 2.1 to the
           2001, by and among the Registrant, Make               Registrant's Current Report on Form 8-K dated March 22,
           Systems, Inc. and Metromedia Company                  2001 filed the Securities and Exchange Commission ("SEC")
                                                                 on March 23, 2001 (File No. 000-30931).

  10.4     Stock Purchase and Option Agreement, dated as         Incorporated by reference from exhibit 10.6 to the
           of November 1, 1999, between the Registrant           Registrant's Registration Statement on Form S-1 (File No.
           and Steven G. Finn                                    333-2588).

  10.5     Stock Purchase and Option Agreement, dated as         Incorporated by reference from exhibit 10.7 to the
           of November 1, 1999, between the Registrant and       Registrant's Registration Statement on Form  S-1 (File No.
           William F. Stasior                                    333-2588).

  10.6     Amended and Restated 1993 Incentive Stock Option      Incorporated by reference from exhibit 10.10 to the
           Plan                                                  Registrant's Registration Statement on Form S-1 (File No.
                                                                 333-2588).

  10.7     2000 Director Stock Option Plan                       Incorporated by reference from exhibit 10.13 to the
                                                                 Registrant's Registration Statement on Form S-1 (File No.
                                                                 333-2588).

  10.8     Non-competition Agreement, dated as of December       Incorporated by reference from exhibit 10.15 to the
           31, 1997, between the Registrant and Marc A. Cohen    Registrant's Registration Statement on Form S-1 (File No.
                                                                 333-2588).

  10.9     Non-competition Agreement, dated as of December 31,   Incorporated by reference from exhibit 10.16 to the
           1997, between the Registrant and Alain J. Cohen       Registrant's Registration Statement on Form S-1 (File No.
                                                                 333-2588).

  10.10    Change-in Control Agreement, dated as of June 1,      Incorporated by reference from exhibit 10.19 to the
           2000, between the Registrant and Pradeep K. Singh     Registrant's Annual Report on Form 10-K for the period
                                                                 ended March 31, 2001 as filed with the SEC on June 29,
                                                                 2001.

  10.11    Office Lease Agreement, dated May 2000, between the   Incorporated by reference from exhibit 10.21 to the
           Registrant and Street Retail, Inc.                    Registrant's Annual Report on Form 10-K for the period
                                                                 ended March 31, 2001 as filed with the SEC on June 29,
                                                                 2001.

  10.12    Amended and Restated 2000 Stock Incentive Plan        Incorporated by reference from exhibit 10.1 to the
                                                                 Registrant's Quarterly Report on Form 10-Q for the period
                                                                 ended December 31, 2001 as filed with the SEC November 14,
                                                                 2001.

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

* filed herewith