Form 10-K
period 2003-03-31
OPNET TECHNOLOGIES INC
filed 2003-06-04
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30931

OPNET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1483235
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7255 Woodmont Avenue, Bethesda, Maryland 20814-2959

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number; including area code: (240) 497-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ .001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2002, as reported on the NASDAQ National Market, was approximately $69.8 million.

The number of shares of the registrant’s Common Stock outstanding on June 3, 2003 was 19,388,168.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 2003, are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

ii

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results,” as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2004.

The forward-looking statements provided in this Annual Report represent our expectations as of June 3, 2003. We anticipate that subsequent events and developments will cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to May 30, 2003. IT Guru™, Netbiz™, OPNET®, OPNET Modeler®, SP Guru®, OPNET WDM Guru™, OPNET Technologies™, OPNETWORK®, and VNE Server™ are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report are the property of their respective holders.

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

iii

PART I

ITEM 1.     BUSINESS

Overview

OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a leading provider of intelligent network management software. Founded in 1986, we continue to be a pioneer in this field. Embedded in OPNET software is expert knowledge about how network devices, network protocols, applications and servers operate. This intelligence enables users in network operations, engineering, planning, and application development to be far more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate significant return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to rapidly make better use of resources, reduce operational problems and improve competitiveness.

We market focused software solutions for each of our target markets. OPNET IT Guru, which was launched in August 1998 and OPNET SP Guru, which was launched in June 2001, are our platform intelligent network management products for enterprises and service providers, respectively. OPNET WDM Guru, which was launched in December 2001, is an optical network planning product for equipment manufacturers and service providers. OPNET Modeler, our first product which was launched in 1987, is a modeling and simulation product for network R&D, mainly sold to network equipment manufacturers and the U.S. Department of Defense. OPNET Netbiz applications are custom solutions developed with the OPNET Development Kit (ODK), which were launched in August 1998, and are sold primarily to network equipment manufacturers. OPNET VNE Server, which was launched in June 2002, is our software solution for unified network data management. OPNET VNE Server is sold primarily to enterprises and service providers. Government and defense agencies purchase most of our software solutions, as their needs are similar to enterprises, service providers, and network equipment manufacturers.

Since inception, we have sold our products to enterprises such as Enterprise Rent-a-Car, FleetBoston Financial, Staples, RR Donnelley and Texas Utilities; service providers such as AT&T, British Telecom, France Telecom, NTT, SBC Communications and Sprint; network equipment manufacturers such as Cisco Systems, Ericsson, Motorola, Nokia, and Nortel Networks; and government agencies such as the Coast Guard, FAA, FBI, NASA, U.S. Department of State, and U.S. Department of Defense.

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

To support the rapidly expanding size and scope of communications requirements, network infrastructures have been developed based on a wide range of equipment, technologies, protocols, and network services. As a result, the operation of these networks is becoming increasingly complex. Enterprises and service providers must now manage the convergence of voice, data, and video traffic over traditional, wireless, and optical architectures by integrating numerous existing and emerging technologies. The growth of networks, network complexity, and network data traffic has forced organizations to confront significant challenges in the cost-effective management of networks and applications.

Communications networks are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. Because traffic levels rise steadily, constant evaluation of and improvements to the network are essential to maintaining business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for networking professionals to identify the true root cause of end-to-end performance problems when they occur. The data required to diagnose end-to-end problems is often not available, and when it is, specialists are required to perform manual analysis that is time consuming, and sometimes impractical. Consider the challenge facing a typical network manager when an end-user experiences performance problems with an important business application: Is there enough bandwidth available? Does the database server have enough capacity? What about the application server? Are network routing protocols tuned properly? What about protocols on the client and server? Was the application designed and configured properly?

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

Inadequacy of Traditional Network Management Solutions

Traditional network management systems have primarily played a reporting role. These systems typically collect, store and analyze data about the traffic on the network, the status and performance of network devices and links, and the availability of network services and applications. While these traditional network management products play an important role in managing performance and availability, they are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies.

Traditional network management solutions do not adequately support key network management functions, including network design and deployment, applications troubleshooting and deployment, capacity planning, contingency planning, traffic engineering, budgeting, and deployment of network policies. Each of these functions depends on a significant amount of expertise, manual effort and multiple sources of data to be done properly without the support of intelligent network management. Traditional network management products lack an operational knowledge of how network devices, applications, and traffic behave together, and are thus limited both in their ability to diagnose complex problems and also their ability to provide quantitative insight into how changes will affect performance.

In general, the troubleshooting support available from traditional products is focused on monitoring an individual data source, such as traffic volume, or application response time. The support available from traditional tools for future planning is limited to trend analysis and simple projections based on historical information, again, often from a single data source. These solutions do not generally take into account the network as a whole, the interaction among network components, and the complex behaviors that are inherent to modern networks and distributed applications.

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

•	generate revenue;

•	reduce operating and capital costs;

•	increase business productivity;

•	improve operational efficiency;

•	reduce time-to-market; and

•	manage risk.

Enterprises require intelligent network management solutions for more effectively identifying the root causes of end-to-end application performance problems, troubleshooting device configurations, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate intelligent network management technology.

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

The OPNET Solution and Products

OPNET software solutions directly address the intelligent network management needs of enterprises, government agencies, service providers, and network equipment manufacturers. Our intelligent network management solutions use a variety of advanced technologies to support the assessment of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as Transmission Control Protocol/Internet Protocol, or TCP/IP, IP-QoS, Voice over IP, SONET, CDMA, Virtual Local Area Networks, or VLANs, Frame Relay, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to third party network management solutions, including those from Concord, Infovista, Network Associates, and Netscout. All of the OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following chart summarizes our OPNET product suite:

Product	Description	Target Customers

OPNET IT Guru	An intelligent network management platform product for enterprises. Enables users to troubleshoot and predict the performance of networks, applications, and servers.	Large and medium enterprises, and government and defense agencies.

OPNET SP Guru	An intelligent network management platform product for service providers. Enables network service providers to troubleshoot, validate, plan and design networks.	Network service providers and very large enterprises. Networking professionals who focus on planning, operations, design, and architecture.

OPNET Modeler	A modeling and simulation product for network R&D. Enables designers to evaluate how networking equipment, technologies and protocols will perform under simulated network conditions.	Network equipment manufacturers and R&D organizations.

OPNET Netbiz and OPNET Development Kit (“ODK”)	Custom applications for automating network design, planning, provisioning, proposals, and analyses.	Network equipment manufacturers and the U.S. Department of Defense.

OPNET WDM Guru	Optical network planning product for designing resilient, cost-efficient optical networks.	Network equipment manufacturers and service providers. Optical transport layer design and planning engineers.

OPNET Modules	Provides enhanced functionality to our primary software products.	Entire customer base.

OPNET Model Libraries	Libraries of models that simulate the behavior of networking technologies and communication protocols.	Entire customer base.

OPNET VNE Server	Maintains a comprehensive view of a customer’s network. Used as a front end for OPNET IT Guru and SP Guru.	Entire customer base.

OPNET IT Guru

We began commercial distribution of OPNET IT Guru in August 1998. OPNET IT Guru uses a variety of advanced technologies, including troubleshooting and predictive simulation, to analyze many aspects of network behavior. IT Guru enables our customers to identify current problems related to application performance and network configurations, and also to predict the impact of changes to their networks, applications, and servers under a wide range of scenarios. OPNET IT Guru allows users to identify the root-cause of end-to-end performance problems and to make comparisons among alternative approaches to solving them. IT Guru’s predictive component supports managing change within customers’ networks, such as adopting new technologies, increasing capacity, and reorganizing assets. OPNET IT Guru also provides detailed views of an application’s performance within a network. This enables network managers and application deployment teams to understand the impact of implementing a new application on existing applications, as well as the ability of a network to support the resulting traffic. OPNET IT Guru supports many popular communication protocols and networking technologies that operate within wireline and wireless networks.

OPNET SP Guru

We began general commercial distribution of OPNET SP Guru in June 2001. OPNET SP Guru enables service providers and very large enterprises to manage networks cost-effectively and improve network efficiency. Its advanced configuration troubleshooting and operational validation capabilities enable network operators to identify problems sooner and reduce mistakes. OPNET SP Guru uses our predictive modeling and diagnostic technology to characterize and forecast many aspects of network behavior. In addition, OPNET SP Guru provides sophisticated design and optimization capabilities that enable service providers to automatically produce more efficient, less costly network designs. Using OPNET SP Guru, network operators are able to maintain a reliable infrastructure with high availability and superior service quality, accelerate deployment of new services, differentiate their services from those of competitors, reduce capital and operating costs, and manage risk.

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

OPNET Netbiz and ODK

We began commercial distribution of OPNET Netbiz and ODK in August 1998. OPNET Netbiz and ODK provide network equipment manufacturers, the U.S. Department of Defense, and service providers with a platform for automating network design, provisioning, proposals, and analyses. OPNET Netbiz and ODK can incorporate customers’ proprietary algorithms and business policies to automatically produce and optimize network configurations and designs. OPNET Netbiz and ODK enable network equipment manufacturers to provide vendor-specific planning solutions to their service provider customers, and enable service providers to differentiate service offerings from competitors, improve proposal quality, and accelerate business cycles.

OPNET WDM Guru

We began commercial distribution of OPNET WDM Guru in December 2001. This product is an advanced network planning solution that enables service providers and network equipment manufacturers to create cost-effective optical networks. Its extensive, built-in network expertise provides powerful capabilities for routing, grooming and dimensioning networks to meet current and future traffic demands. Users can create and test different “what-if” scenarios with varying topologies, traffic loads, and configurations. OPNET WDM Guru’s reporting features allows users to compare the results of different scenarios, and thereby determine the most cost-effective designs to meet future demands.

OPNET VNE Server

We began commercial distribution of OPNET VNE Server in June 2002. This is an on-line continuously operating software product that maintains a valid comprehensive view of the network, including infrastructure, configuration and performance data. It merges and validates multiple sources of information into a cohesive model for problem resolution, problem prevention, and network planning. OPNET VNE Server is also used as a front end for OPNET IT Guru, OPNET SP Guru, and OPNET Modeler.

OPNET Modules

We develop and sell a variety of software modules that provide enhanced functionality to our intelligent network management software products. Currently available OPNET modules include:

•	Application Characterization Environment (“ACE”), for analyzing, diagnosing, and simulating the performance of applications within a network based on network traffic samples;

•	ACE Decode Module, for enhancing ACE’s visualizations and diagnoses using a comprehensive application and protocol decode engine;

•	Expert Service Prediction, for the definition and compliance testing of service level agreements;

•	High-Level Architecture, to support building and running a federation of many simulators, each modeling some aspect of a composite system;

•	Flow Analysis, for determining the route taken by each circuit or traffic flow, as well as the resulting traffic loads on links, and investigating the impact of failure in selected devices or links—(This module has two versions: the Service Provider version and the Enterprise version);

•	Multi-Vendor Import, for importing network infrastructure and traffic information from other network management software applications;

•	NetDoctor, for automatic validation of network and protocol configurations; and

•	Wireless, for modeling wireless networks and the effects of terrain on those networks;

OPNET Model Libraries

The model libraries are used by OPNET IT Guru, OPNET SP Guru, and OPNET Modeler to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. OPNET IT Guru, OPNET SP Guru, and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, Open Shortest Path First routing, or OSPF, Asynchronous Transfer Mode, or ATM, frame relay, IP-QoS, and 802.11, or Wi-Fi. Some of our model libraries are included in our base products and others are available for an additional fee.

Customers

Our customers include:

•	large and medium-sized enterprises that rely on networks to conduct business;

•	service providers, including telecommunications carriers and Internet Service Providers, or ISPs;

•	network equipment manufacturers; and

•	government agencies.

Our software license agreements provide our customers with perpetual and annual licenses for use by a specified number of concurrent users.

For the years ended March 31, 2003, 2002, and 2001 we generated 19.2%, 20.5%, and 22.4%, respectively, of our total revenues from customers located outside the United States. For fiscal 2003 and fiscal 2002 , revenues from transactions with U.S. government agencies were approximately 39% and 23% of our total revenues, respectively. Note 16 to our consolidated financial statements presents information regarding revenues generated in the United States and internationally.

Sales and Marketing

We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers and value-added resellers. To date, original equipment manufacturers have not accounted for a material portion of our revenues. In North America, the majority of our sales are made by our direct sales force. As of March 31, 2003, our sales and marketing organization consisted of 87 employees, which comprised 47 sales teams, located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and our overseas subsidiaries in France, the United Kingdom, and Australia. We intend to expand our sales and marketing organization by recruiting of additional qualified individuals.

Our direct sales force concentrates on sales opportunities in the United States. Our international sales activities are primarily conducted through our subsidiaries in Paris, France; Reading, United Kingdom; and Sydney, Australia; and our 19 distributors that resell our products in Brazil, China, France, Germany, India, Italy, Japan, the Middle East, Pakistan, Poland, Scandinavia, Singapore, South Africa, and South Korea. International sales activities are managed by our vice president of international sales. Our marketing division works internally with our engineering and sales teams to develop customer value propositions, and externally to raise awareness of our company and products in order to generate leads for sales. Our external marketing activities are aimed at existing customers, new customer and partner prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	product seminars;

•	advertisements in trade journals and websites;

•	direct mailings;

•	product collateral development;

•	strategic support for sales teams;

•	briefings with industry analysts; and

•	a variety of public relations activities, including our annual international technology conference, OPNETWORK.

For each of the last six years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on intelligent network management for professionals in all areas of networking and information technology. OPNETWORK 2002, held in August 2002, included more than 500 hours of classes, labs and panels led by OPNET employees and outside experts. Approximately 1,000 people attended OPNETWORK 2002.

Service and Support

Our service and support offerings include:

•	consulting and customization services;

•	software maintenance, which includes providing software updates for major and minor revisions;

•	technical support by telephone, e-mail, or fax; and

•	training, which includes courses that enable our customers to more effectively use our products.

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

Software maintenance and technical support may be purchased by our customers, generally on an annual basis. Purchasers of maintenance are provided with unspecified updates to the software they license from us as the unspecified updates are released. The fee for this service is generally determined as a percentage of the current price of product licenses. Beginning in July 2001, our customers have been able to separately purchase periodic unspecified product updates without purchasing technical support. Customers purchasing technical support are still required to purchase periodic unspecified product updates.

We provide customer support from our support center at our headquarters in Bethesda, Maryland, as well as from support staff in France, the United Kingdom, and Australia. Our technical support services are supported by a comprehensive information system designed to ensure that customer inquiries are addressed promptly, tracked until fully resolved, and recorded for future reference. Reports on the overall responsiveness of the technical support infrastructure, and the status of pending customer inquiries, are provided regularly to our technical support staff, technical support management, and executive management.

We have a core team of technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us improve our products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Reading, United Kingdom; and at our customers’ locations. As of March 31, 2003, our full time training staff consisted of 3 employees.

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

Our total expenses for research and development for fiscal 2003, 2002, and 2001 were $12.9 million, $12.3 million, and $8.3 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2003, our research and development staff consisted of 105 engineers and technical professionals.

Our research and development efforts are directed at increasing our revenues by expanding the scope of our solutions to address additional customer requirements. Our existing customers provide a meaningful source of information, which we use in order to guide our future product development. In addition, we invest in research and analysis of trends in our industry and our product markets, and we expect that our future products will reflect the results of these analyses.

Competition

The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent network management solutions continues to increase. Although none of our competitors offers a solution that is identical to ours, we are subject to current and potential competition from:

•	software vendors with networked application troubleshooting and predictive analysis offerings, such as Compuware;

•	consultants who offer advisory services related to intelligent network management; and

•	customers who develop their own intelligent network management capabilities, either internally or through outsourcing.

In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market competitive solutions in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do.

We believe the principal competitive factors affecting the market for our software products are the following:

•	scope, quality, and cost-effectiveness of network management solutions;

•	industry knowledge and expertise embedded in the software;

•	the interoperability of solutions with existing network management solutions;

•	product performance, accuracy, technical features, ease of use, and price; and

•	customer service and support.

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

We currently hold registered trademarks in the United States for OPNET, OPNET Modeler, and SP Guru. We have pending applications in the United States for the trademark registrations of IT Guru, Netbiz, and WDM Guru. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between April 2007 and August 2010. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark in France for OPNET that will expire in 2010, if not renewed. In addition, we have one patent granted by the Patent and Trademark office of the United States for technology related to the OPNET product suite that will expire in 2017, and three pending patent applications that if granted would expire twenty years from the filing date of the applications. We believe that, because of the rapid pace of change in our industry, the intellectual property protection for our products will be a less significant factor for our future success than the knowledge, abilities, and experience of our employees.

Employees

As of March 31, 2003, we had 265 full-time employees, 250 of whom were located in the United States. These included 90 in sales and marketing, 39 in professional services, 105 in engineering, research, and development, and 31in finance and administration. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Web Site Access to SEC Reports

Our web site address is www.opnet.com. We make available free of charge on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

ITEM 2.     PROPERTIES

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Ghent, Belgium; Paris, France; and Reading, United Kingdom.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our executive officers and directors, and their ages as of May 30, 2003, are as follows:

Name	Age	Position
Marc A. Cohen	39	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	36	President, Chief Technology Officer and Director
Joseph W. Kuhn	43	Vice President and Chief Financial Officer
Pradeep K. Singh	34	Senior Vice President of Engineering, Model Research and Development
Steven G. Finn, PhD(1)(2)	56	Director
William F. Stasior(1)(2)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Set forth below is information regarding the professional experience for each of our executive officers and directors. These executive officers and directors were elected to serve until their successors have been elected. Marc A. Cohen and Alain J. Cohen are brothers. There is no other family relationship between any of our other executive officers or between any of these officers and any of our directors.

Marc A. Cohen, one of our founders, has served as our chairman of the board since our inception in 1986 and as our chief executive officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz Allen Hamilton Inc., an international management and consulting company. Mr. Cohen received a bachelor’s degree in engineering science from Harvard University and a master’s degree in electrical engineering from Stanford University.

Alain J. Cohen, one of our founders, has served as our president and chief technology officer and as a member of our board of directors since our inception in 1986. Mr. Cohen received a bachelor’s degree in electrical engineering from the Massachusetts Institute of Technology (“M.I.T.”).

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

Pradeep K. Singh has served as our senior vice president of engineering, model research and development since March 2000. From March 1999 to March 2000, Mr. Singh served as our vice president of engineering, model research and development. From September 1995 to February 1999, he served as our director of model research and development. From October 1994 to August 1995, he was one of our software engineers. Mr. Singh received a bachelor’s degree in electrical engineering from Delhi College of Engineering (India) and a master’s degree in electrical engineering from Clemson University.

Steven G. Finn has served as a member of our board of directors since March 1998. Dr. Finn has been a principal research scientist and lecturer at M.I.T. since 1991. Dr. Finn has also served as a consultant with Matrix Partners, a venture capital firm, since 1991.

William F. Stasior has served as a member of our board of directors since March 1998. Since October 1999, he has served as senior chairman of Booz Allen Hamilton Inc. From 1991 to 1999, he served as chairman and chief executive officer of Booz Allen Hamilton Inc. Mr. Stasior currently serves on the boards of directors of Rare Medium Group, Inc., an Internet services company.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock began trading on the NASDAQ National Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the high and low sale prices of our common stock as reported by the NASDAQ National Market.

	Quarterly Common Stock-Price for the Year Ended March 31,
	2003		2002
Quarter ended	High	Low	High	Low
June 30	$10.98	$7.55	$21.06	$14.44
September 30	9.31	5.68	18.74	4.75
December 31	10.01	4.74	15.00	5.55
March 31	8.51	5.00	19.50	8.13

Number of Stockholders of Record

As of June 3, 2003, we had approximately 76 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

We have never paid or declared any cash dividends on our common stock or other securities. Our loan agreement with a commercial bank prohibits the payment of dividends. We currently intend to retain all future earnings, if any, for use in the operation of our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

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

As of March 31, 2003, the proceeds from the offering had been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition costs and expenses related to our acquisition of the NetMaker division of Make Systems, Inc. in March 2001 and (iii) $1.4 million of the purchase price related to our acquisition of WDM NetDesign BVBA in January 2002. None of these amounts were paid to any of our directors, officers, or their associates, persons owning 10% or more of any class of our equity securities, or any of our affiliates. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2003, 2002, and 2001 (referred to as “fiscal 2003”, “fiscal 2002”, and “fiscal 2001”, respectively), and the balance sheet data as of March 31, 2003 and 2002, are derived from, and are qualified by reference to, our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2001, 2000 and 1999, and the statement of operations data for the years ended March 31, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software licenses	$31,223	$27,003	$18,939	$10,577	$6,715
Services	15,228	17,753	14,005	8,658	5,288

Total revenues	46,451	44,756	32,944	19,235	12,003

Cost of revenues:
Software licenses	900	459	395	728	133
Services	6,276	5,863	4,750	2,875	1,249

Total cost of revenues	7,176	6,322	5,145	3,603	1,382

Gross profit	39,275	38,434	27,799	15,632	10,621

Operating expenses:
Research and development	12,909	12,339	8,263	5,696	4,850
Sales and marketing	18,245	16,866	13,745	7,510	4,056
General and administrative	4,897	4,655	3,362	2,093	1,984
Amortization of acquired technology	504	434	—	—	—
Purchased in-process research and development	—	—	770	—	—

Total operating expenses	36,555	34,294	26,140	15,299	10,890

Income (loss) from operations	2,720	4,140	1,659	333	(269)
Interest and other income, net	879	1,740	2,788	414	376

Income before provision for income taxes	3,599	5,880	4,447	747	107
Provision (benefit) for income taxes(1)	841	1,380	1,567	172	(100)

Net income	$2,758	$4,500	$2,880	$575	$207

Basic net income applicable per common share	$.14	$.24	$.18	$.04	$.02

Diluted net income per common share	$.14	$.22	$.16	$.04	$.02

Weighted average shares outstanding (basic)	19,273	18,953	16,440	12,912	12,831
Weighted average shares outstanding (diluted)	19,974	20,014	17,977	14,367	13,626

Balance Sheet Data:
Cash and cash equivalents	$70,251	$62,240	$62,623	$8,765	$6,414
Total assets	100,428	95,156	92,180	16,828	13,205
Long-term debt	300	150	—	—	—
Redeemable convertible preferred stock	—	—	—	6,948	6,934
Total stockholders’ equity	86,742	82,995	76,454	3,468	2,737

(1)	The provision for income taxes for the year ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $372, or $.02 per common share.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Annual Report.

Overview

Revenues.    We generate revenues principally from licensing our intelligent network management software products and providing related services, including maintenance and technical support, consulting and training. Our software license revenues consist of perpetual and term license sales of our software products and fees associated with periodic unspecified product updates (“license updates”).

Our service revenues consist of fees from maintenance and technical support agreements, consulting services and training. The maintenance agreements covering our products provide for technical support and license updates. In July 2001, we changed our business practice to allow our customers to separately purchase license updates without purchasing technical support. Revenue related to license updates is now included in software license revenue. Revenue related to technical support is included in service revenue. Software license revenue from license updates was approximately $8.2 million and $1.9 million in fiscal 2003 and fiscal 2002, respectively. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements and to facilitate the adoption of our technology. We provide on-site training to our customers on a daily fee basis.

Revenues from sales outside of the United States represented 19.2%, 20.5%, and 22.4% of our total revenues in fiscal 2003, 2002, and 2001, respectively. Sales outside the United States were primarily made through our Paris, France and Reading, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

NetMaker Acquisition.    In March 2001, we acquired the NetMaker division of Make Systems, Inc. (“NetMaker”) for consideration of $5.0 million and 650,000 shares of our common stock. NetMaker offered a sophisticated suite of products that address the operational and engineering needs of traditional and next-generation network service providers. The acquisition contributed key components that enabled us to broaden our product suite for the service provider market. The acquisition was accounted for using the purchase method. See Note 2 to our consolidated financial statements for additional information related to our acquisition of NetMaker.

WDM NetDesign Acquisition.    In July 2001, we acquired a 20% interest in WDM NetDesign BVBA (“WDM NetDesign”) for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. Through this acquisition, we collaborated on the development of optical network planning products with Comsof N.V., the owner of WDM NetDesign. In December 2001, we exercised our option to purchase the remaining shares of WDM NetDesign for approximately $1.3 million. In January 2002, we purchased these shares by paying Comsof N.V. $925,000 and issuing them 25,000 shares of our common stock. As a result of this acquisition, we now own WDM NetDesign’s core technology in optical networking design and, with the addition of WDM NetDesign’s employees, have greater engineering depth and technical expertise. See Note 2 to our consolidated financial statements for additional information related to our acquisition of WDM NetDesign.

Results of Operations

The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended March 31,
	2003	2002	2001
Revenues:
Software licenses	67.2%	60.3%	57.5%
Services	32.8	39.7	42.5

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licenses	1.9	1.0	1.2
Services	13.5	13.1	14.4

Total cost of revenues	15.4	14.1	15.6

Gross profit	84.6	85.9	84.4

Operating expenses:
Research and development	27.8	27.5	25.1
Sales and marketing	39.3	37.7	41.7
General and administrative	10.5	10.4	10.2
Amortization of acquired technology	1.1	1.0	—
Purchased research and development	—	—	2.4

Total operating expenses	78.7	76.6	79.4

Income from operations	5.9	9.3	5.0
Interest and other income, net	1.8	3.9	8.5

Income before provision for income taxes	7.7	13.2	13.5
Provision for income taxes	1.8	3.1	4.8

Net income	5.9%	10.1%	8.7%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Year Ended March 31,
	2003	2002	2001
Cost of software license revenues	2.9%	1.7%	2.1%
Cost of service revenues	41.2	33.0	33.9

Revenues

Software License Revenues.    Software license revenues were $31.2 million, $27.0 million, and $18.9 million in fiscal 2003, 2002, and 2001, respectively, representing increases of 15.6% in fiscal 2003 from fiscal 2002 and 42.6% in fiscal 2002 from fiscal 2001. For fiscal 2003, the growth in sales was due to revenue contributions from (i) the change in business practice in July 2001 to allow customers to separately purchase license updates without purchasing technical support (contributing approximately $6.3 million of incremental software license revenue for fiscal 2003 over fiscal 2002), and (ii) higher sales volumes to enterprise and U.S. government customers of OPNET IT Guru, ACE, ACE Decode Module, NetDoctor, Flow Analysis, OPNET SP Guru, and OPNETVNE Server, which was launched in fiscal 2003. However, revenue contributions from the latter were more than offset by discounts associated with pricing strategies and product bundling in fiscal 2003. For fiscal 2002, the growth in sales was due to increased overall demand for our products, revenue contribution from new products, increased penetration of international markets, expansion of marketing and direct sales force, increased average transaction size, and license update revenue (contributing approximately $1.9 million of incremental software license revenue for fiscal 2002 over fiscal 2001). For fiscal 2002, a substantial growth in sales to enterprises of OPNET IT Guru, ACE, and modules launched in fiscal 2002, such as ACE Decode Module, NetDoctor, and Flow Analysis, combined with sales to service providers of two products launched in fiscal 2002, OPNET SP Guru and OPNET WDM Guru, offset a significant decline in sales to network equipment manufacturers of OPNET Modeler.

We may experience a slower rate of growth, or even a decline, in overall software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Service Revenues.    Service revenues were $15.2 million, $17.8 million, and $14.0 million in fiscal 2003, 2002, and 2001, respectively, representing a decrease of 14.2% in fiscal 2003 from fiscal 2002 and an increase of 26.8% in fiscal 2002 from fiscal 2001. For fiscal 2003, the decrease resulted from the adverse impact on service revenues from the change in business practice in July 2001 to allow customers to separately purchase license updates (software license revenue) and technical support (service revenue). This decrease was partially offset by growing demand for our consulting services, including engagements with U.S. government agencies, renewals of technical support contracts by our installed base of customers, and additional technical support contracts related to new license sales. A consulting contract with the U.S. Department of Defense that contributed 21.4% of service revenue for the nine months ended December 31, 2002 expired on December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program and we were awarded a new contract in January 2003. The initial funding under this contract for calendar year 2003 is $2.2 million, compared to $3.2 million in calendar year 2002. There are four successive option years under this contract which may be exercised by the U.S. Department of Defense in its discretion. In the event that we are not awarded additional funding under this contract, our results of operations could be adversely impacted. For fiscal 2002, the increases in service revenues was primarily due to growing demand for our consulting services, increased renewals for maintenance contracts by our installed base of customers, and additional technical support contracts related to new software license sales. For fiscal 2002, these increases were partially offset by our change in business practices in July 2001 to allow customers to purchase unspecified periodic product updates (software license revenue) and technical support (service revenue) separately. Engagements with U.S. government agencies contributed significantly to the growing demand for our consulting services in fiscal 2003, 2002 and 2001, respectively.

We do not expect significant growth in our service revenues in the near-term due to the mix of consulting contracts and the conversion of our installed customer base to the business practice implemented in July 2001 of purchasing license updates separately from technical support. Our ability to grow service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

International Revenues.    Our international revenues decreased 2.8% to $8.9 million, or 19.2% of total revenue, for fiscal 2003 from $9.2 million, or 20.5% of total revenues, for fiscal 2002. Our international revenues increased 24.3% during fiscal 2002 from $7.4 million, or 22.4% of total revenues, for fiscal 2001. Our international revenues are primarily generated in Europe and Japan. During fiscal 2003 and 2002, we expanded our operations outside the United States. International revenue in fiscal 2002 benefited from our expansion. The decline in fiscal 2003 reflects the challenging global economy and the shift of our customer base to enterprises. We believe that we will need to further expand our international sales, marketing and customer service functions to increase international revenue, and we expect to continue experiencing fluctuations of international revenues in the future.

Cost of Revenues

Cost of software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of service revenues consists primarily of personnel-related costs in providing technical support, consulting, and training to our customers. Gross margin on software license revenues is substantially higher than gross margin on service revenues, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing services.

Cost of Software License Revenues.    Cost of software license revenues were $900,000, $459,000, and $395,000 in fiscal 2003, 2002, and 2001, respectively. Gross margin on software licenses revenue decreased to 97.1% for fiscal 2003 from 98.3% for fiscal 2002. The increase in cost of software license revenues and the resulting lower gross margins in fiscal 2003 were primarily due to an increase in sales requiring royalty payments under licensing agreements. Gross margin on software licenses revenue increased to 98.3% for fiscal 2002 from 97.9% for fiscal 2001. The cost of software license revenues increased in fiscal 2002 primarily due to an increase in sales requiring royalty payments; however, the mix of licensing agreements resulted in higher gross margins.

Cost of Service Revenues.    Cost of service revenues were $6.3 million, $5.9 million, and $4.7 million in fiscal 2003, 2002, and 2001, respectively. Cost of service revenues increased 7.0% in fiscal 2003 from fiscal 2002. Gross margin on service revenues decreased to 58.8% for fiscal 2003 from 67.0% for fiscal 2002. For fiscal 2003, the increase in cost of services revenues and the resulting lower gross margins are primarily due to a higher proportion of service revenues derived from consulting services, which provide lower gross margins than maintenance services. Cost of service revenues increased 23.4% in fiscal 2002 from fiscal 2001. Gross margin on service revenues increased slightly to 67.0% in fiscal 2002 from 66.1% in fiscal 2001 due to a higher level of profitability in consulting and training services and an increased volume of maintenance services, which provide higher gross margins than consulting and training services, as the maintenance services are less labor intensive. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development.    Research and development expenses were $12.9 million, $12.3 million, and $8.3 million in fiscal 2003, 2002, and 2001, respectively, representing increases of 4.6% in fiscal 2003 from fiscal 2002 and 49.3% in fiscal 2002 from fiscal 2001. These increases were primarily due to increased headcount as a result of the NetMaker acquisition in March 2001 and the WDM NetDesign acquisition in January 2002, and increased staffing levels for developing new products as well as sustaining and upgrading existing products. The increase in fiscal 2002 was partially offset by a decrease in discretionary bonuses for fiscal 2002 compared to fiscal 2001.

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

Sales and Marketing.    Sales and marketing expenses were $18.2 million, $16.9 million and $13.7 million in fiscal 2003, 2002, and 2001, respectively. Sales and marketing expenses increased 8.2% in fiscal 2003 from fiscal 2002 and, as a percentage of total revenues, increased to 39.3% in fiscal 2003 from 37.7% in fiscal 2002. These increases are primarily due to an increase in the average size of our direct sales force in fiscal 2003 compared to fiscal 2002 due to the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, and increases in international sales commissions to third parties and certain marketing costs. The increases were partially offset by lower travel and entertainment expenses, conference costs and advertising expenses. The 22.7% increase in fiscal 2002 from fiscal 2001 was primarily due to an increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and higher conference costs. As a percentage of total revenues, sales and marketing expenses decreased to 37.7% in fiscal 2002 from 41.7% in fiscal 2001. This decrease resulted from a proportionally smaller increase in costs associated with developing market awareness for our new products relative to the higher level of revenues in fiscal 2002.

We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative.    General and administrative expenses were $4.9 million, $4.7 million, and $3.4 million in fiscal 2003, 2002, and 2001, respectively. The 5.2% increase in fiscal 2003 from fiscal 2002 is primarily due to higher personnel costs, insurance expense, and software maintenance costs associated with new financial systems. The increase in fiscal 2003 was partially offset by a decrease in professional fees for fiscal 2003 compared to fiscal 2002. The 38.5% increase in fiscal 2002 from fiscal 2001 was primarily due to higher legal, accounting and other professional fees, bad debt expense and personnel costs. The increase in fiscal 2002 was partially offset by a decrease in discretionary bonuses for fiscal 2002 compared to fiscal 2001.

We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

Amortization of Acquired Technology.    In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Beginning in fiscal 2002, these acquired technologies are being amortized on a straight-line basis over five years. Amortization of acquired technology was $504,000 and $434,000 in fiscal 2003 and 2002, respectively.

Purchased In-Process Research and Development.    In connection with the NetMaker acquisition, we obtained an independent valuation to determine the fair value of the net assets acquired and to allocate the purchase price. As a result of the purchase price allocation, we recorded an expense of $770,000 in the fourth quarter of fiscal 2001 representing the write-off of the fair value of acquired in-process research and development that had not reached technological feasibility and had no alternative future use.

Interest and Other Income, Net

Interest and other income, net were $879,000, $1.7 million, and $2.8 million in fiscal 2003, 2002 and 2001, respectively. The decrease in each period was primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the periods.

Provision for Income Taxes

Our effective tax rates were 23%, 23% and 35% for fiscal 2003, 2002 and 2001, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures. In fiscal 2002, we conducted a review of our costs to determine their qualification for the increased research tax credit. As a result of this review, we generated an additional $372,000 in non-recurring tax credits resulting from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 22% to 30%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of March 31, 2003, we had cash and cash equivalents totaling $70.3 million.

Cash provided by operating activities was $8.2 million, $4.4 million, and $10.5 million for fiscal 2003, 2002 and 2001, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense and changes in operating assets and liabilities. The increase in cash provided by operations in fiscal 2003 from fiscal 2002 was attributable to a decline in accounts receivable due to the timing of customer payments, a reduction in refundable taxes due to receipt of payments from tax authorities and the fiscal 2003 current tax provision, and an increase in deferred revenue from our software arrangements and growth in our installed customer base. The decrease in cash provided by operations in fiscal 2002 from fiscal 2001 was attributable to a decline in accrued liabilities, resulting from a decrease in accrued bonus compensation, an increase in billed accounts receivable due to our revenue growth, and an increase in refundable income taxes due to non-recurring tax credits for incremental research expenditures.

Cash used in investing activities was $965,000, $5.7 million, and $11.1 million for fiscal 2003, 2002, and 2001, respectively. The funds were used to purchase property and equipment for our corporate headquarters in Bethesda, Maryland and to pay the cash portion of the purchase price of the NetMaker acquisition in March 2001 and the purchase price of the WDM NetDesign acquisition, net of cash acquired, in January 2002.

Cash provided by financing activities was $778,000, $913,000, and $54.4 million for fiscal 2003, 2002, and 2001, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options, the sale of common stock under our 2000 Employee Stock Purchase Plan, the issuance of notes payable in fiscal 2003 and fiscal 2002, and the proceeds received in fiscal 2001 from our initial public offering, net of underwriting discounts and offering expenses.

We have a $10.0 million credit facility with a commercial bank, which expires in June 2004. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $3.4 million of this facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. We had no outstanding borrowings under this line of credit facility as of March 31, 2003. See Note 12 to our consolidated financial statements for more information related to our credit facility.

As of March 31, 2003, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $3.4 million. See Notes 11 and 12 to our consolidated financial statements for more information related to our contractual commitments.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products.

We believe that our current cash and cash equivalents and cash generated from operations, along with available borrowings under our line of credit facility, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

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

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (“SOP”) No. 97–2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software

Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

Under the percentage-of-completion contract accounting method, we recognize revenue from the entire arrangement based on the percentage of hours actually incurred related to our services at any given time compared to the total hours we estimate will be required to perform such services. Using the percentage-of-completion method requires us to make estimates about the future cost of services and estimated hours to complete, which are subject to change for a variety of internal and external factors. A change in these estimates could result in a material adjustment to the amount of revenue recorded in any period under the arrangement.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, the estimates made by management will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2003, accounts receivable totaled $6.4 million, net of an allowance for doubtful accounts of $333,000.

Valuation of Intangible Assets and Goodwill.    We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisition of NetMaker in March 2001 and WDM NetDesign in January 2002. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2003, intangible assets totaled $1.6 million, net of accumulated amortization of $935,000. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of March 31, 2003, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs.    Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2003, 2002 and 2001.

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

Our operating results have fluctuated in the past, and are likely to fluctuate significantly in the future. Our financial results may as a consequence fall short of the expectations of public market analysts or investors, which could cause the price of our common stock to decline. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Factors that could affect our operating results include:

•	the timing of large orders;

•	changes in the proportion of software arrangements requiring contract accounting;

•	changes in the mix of our sales, including the mix between higher margin software products and lower margin services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

•	the timing and amount of our marketing, sales, and product development expenses;

•	the cost and time required to develop new software products;

•	the introduction, timing, and market acceptance of new products introduced by us or our competitors;

•	changes in network technology or in applications, which could require us to modify our products or develop new products;

•	general economic conditions, which can affect our customers’ purchasing decisions, the length of our sales cycle, and our customers’ ability to pay us on time, if at all;

•	changes in our pricing policies or those of our competitors; and

•	the timing and size of potential acquisitions by us.

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

The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenues could decline.

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

Our customers are primarily in four target groups and our operating results may be adversely affected by changes in one or more of these groups.

Our software solutions and services are designed to meet the needs of enterprises, U.S. government agencies, service providers, and network equipment manufacturers, and we market our solutions and services to those four customer groups. Consequently, our financial results depend, in significant part, upon the economic conditions of enterprises, U.S. government agencies, service providers, and network equipment manufacturers. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these customer groups may decrease our revenues or lower our growth rate.

The U.S. Department of Defense may not extend one consulting contract with us, which could harm our business.

In January 2003, we were awarded a consulting contract with the U.S. Department of Defense. The initial funding under this contract for calendar year 2003 is $2.2 million, and there are four successive option years under the contract that may be exercised by the U.S. Department of Defense in its discretion. Our results of operations could be adversely affected if we do not receive additional funding under this contract.

A decline in information technology spending may result in a decrease in our revenues or lower our growth rate.

A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers’ budgets for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and force us to lower prices of our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

Our sales to U.S. government agencies subject us to special risks that could adversely affect our business.

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 39% and 23% of our total revenues for fiscal 2003 and 2002, respectively. Government sales entail a variety of risks including:

•	Government contracts are subject to the approval of appropriations by the U.S. Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years.

•	A significant decline in government expenditures generally, or a shift in budget priorities away from agencies or programs that we support, could cause a material decline in our government business. In particular, a decline in government spending on information technology or related services could hurt our government business.

•	Our products and services are included on a General Services Administration (“GSA”) schedule. We believe that the GSA schedule facilitates our sales to U.S. government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•	Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business might decline.

•	The federal government audits and reviews the performance of federal contractors on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work could result in a finding that we overcharged the government, which could result in an adjustment to our previously reported operating results. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

•	Many of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur losses on contracts, which would adversely affect our operating results.

•	A portion of our sales to the U.S. government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

•	We could face expense and delay if any or our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or our prime contractors pursuant to competitive bidding.

•	Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause; reduce or modify contracts or subcontracts; and claim rights in products, systems, and technology produced by us.

If our newest products, particularly those targeted primarily for enterprises and U.S. government agencies, do not gain widespread market acceptance, our revenues might not increase and could even decline.

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and U.S. government agencies of version 9.1 of OPNET IT Guru, which was released in December 2002, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may decline, if our target customers do not adopt and expand their use of our products. In addition, if our OPNET Modeler product, which we have been selling since 1987, continues to encounter declining sales, which could occur for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

We may not be able to grow our business if service providers do not buy our products.

An element of our strategy is to increase sales to service providers of OPNETSP Guru and OPNET WDM Guru, both launched in fiscal 2002, and OPNET VNE Server, which was launched in fiscal 2003. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

Our lengthy and variable sales cycle makes it difficult to predict operating results.

It is difficult for us to forecast the timing and recognition of revenues from sales of our products because prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the sales process, the customer may decide not to purchase or may reduce proposed orders of our products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

If we do not successfully expand our sales force, we may be unable to increase our sales.

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

Our ability to increase our sales will be impaired if we do not expand and manage our indirect distribution channels.

To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors and original equipment manufacturers and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to effectively market and sell our products, or we lose existing distributor relationships, we might not be able to increase our revenues. Our international distributors and original equipment manufacturers and resellers have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably.

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

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenues may decline.

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

Our future revenue is substantially dependent upon our existing customers continuing to license additional products, renew maintenance agreements and purchase additional services.

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represents a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenues could decrease.

Increases in service revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

We realize lower margins on service revenues than on software license revenues. As a result, if service revenues increase as a percentage of total revenues, our gross margins will be lower and our operating results may be adversely affected.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenue.

Our future success and our ability to maintain our current level of revenue depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our chairman of the board and chief executive officer, and Alain J. Cohen, our president and chief technology officer, could also adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

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

Our international operations subject our business to additional risks, which could cause our sales or profitability to decline.

We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

•	difficulty in attracting distributors that will market and support our products effectively;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage our employees if we need to establish more direct sales or support staff outside the United States;

•	potentially adverse tax consequences;

•	the effects of currency fluctuations; and

•	political and economic instability.

We expect to face intense competition, which could cause us to lose sales, resulting in lower profitability.

Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent network management software is likely to become more competitive as it evolves and the demand for intelligent network management solutions continues to increase. At least one of our current competitors and many of potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

If our products contain errors and we are unable to correct those errors, our reputation could be harmed and our customers could demand refunds from us or assert claims for damages against us.

Our software products could contain significant errors or bugs that may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	the delay in introduction of new products or updates to existing products;

•	diversion of our resources;

•	injury to our reputation; and

•	increased support costs.

Bugs may be discovered at any point in a product’s life cycle. We expect that errors in our products will be found in the future, particularly in new product offerings and new releases of our current products.

Because our customers use our products to manage networks that are critical to their business operations, any failure of our products could expose us to product liability claims. In addition, errors in our products could cause our customers’ networks and systems to fail or compromise their data, which could also result in liability to us. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend, and may result in adverse settlements and judgments.

Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenues and could allow the use of our products by users who have not paid the required license fee.

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

Our products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages.

We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionalities of products in different industry segments overlap.

Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	cause us to cease or delay product shipments; or

•	require us to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the affected product without redeveloping it or incurring significant additional expense.

Future interpretations of existing accounting standards could adversely affect our operating results.

The American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our results of operations.

As with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely affect our operating results.

We have in the past had to, and in the future may have to, defer recognition for license fees due to several factors, including whether:

•	software arrangements include undelivered elements for which we do not have vendor specific evidence of fair value;

•	we must deliver services for significant customization, enhancements and modifications of our software;

•	the transaction involves material acceptance criteria or there are other identified product-related issues;

•	the transaction involves contingent payment terms or fees;

•	we are required to accept a fixed-fee services contract; or

•	we are required to accept extended payment terms.

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

If we undertake acquisitions, they may be expensive and disruptive to our business and could cause the market price of our common stock to decline.

We completed the NetMaker and WDM NetDesign acquisition in March 2001 and January 2002, respectively. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

We also expect that we would incur substantial expenses if we acquired other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

Our products are subject to changing computing environments, including operating system software and hardware platforms, which could render our products obsolete.

The evolution of existing computing environments and the introduction of new popular computing environments may require us to redesign our products or develop new products. Computing environments, including operating system software and hardware platforms, are complex and change rapidly. Our products are designed to operate in currently popular computing environments. Due to the long development and testing periods required to adapt our products to new or modified computing environments, our research and development efforts could be distracted and we could experience significant delays in product releases or shipments, which could result in lost revenues and significant additional expense.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. Our outstanding notes payable have fixed interest rates and their carrying values approximate fair value. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or notes payable.

Substantially all of our revenue transactions outside the United States are denominated in U.S. dollars. The operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 9, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers and Directors—The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference.

(b) Directors—The information in the section entitled “Election of Directors” in the Proxy Statement is incorporated herein by reference.

The disclosure required by Item 405 of Regulations S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the sections entitled “Compensation of Executive Officers”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section entitled “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Subsequent to the date of the evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

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

3. Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K

(b) Reports on Forms 8-K

On April 28, 2003, the Registrant furnished a Current Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) that, on April 28, 2003, the Registrant issued a press release announcing its financial results for the quarter ended March 31, 2003. A copy of the press release was attached as Exhibit 99.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June, 2003.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 3rd day of June, 2003.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ALAIN J. COHEN Alain J. Cohen	President, Chief Technology Officer and Director

/s/ JOSEPH W. KUHN Joseph W. Kuhn	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN, PhD Steven G. Finn, PhD	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

CERTIFICATIONS

I, Marc A. Cohen, certify that:

1.	I have reviewed this annual report on Form 10-K of OPNET Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 3, 2003	By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman and Chief Executive Officer (Principal Executive Office)

I, Joseph W. Kuhn, certify that:

1.	I have reviewed this annual report on Form 10-K of OPNET Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 3, 2003	By:	/s/ JOSEPH W. KUHN
Joseph W. Kuhn Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”), as of March 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia

April 23, 2003

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$70,251	$62,240
Accounts receivable, net	6,420	7,403
Unbilled accounts receivable	933	1,331
Refundable income taxes	—	1,253
Deferred income taxes, prepaid expenses and other current assets	1,412	910

Total current assets	79,016	73,137

Property and equipment, net	7,008	7,670
Intangible assets, net	1,566	2,067
Goodwill	12,212	12,212
Deferred income taxes and other assets	626	70

Total assets	$100,428	$95,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$544
Accrued liabilities	2,756	2,362
Deferred and accrued income taxes	172	156
Deferred revenue	9,127	8,019

Total current liabilities	12,270	11,081

Notes payable	300	150
Deferred rent	632	381
Deferred revenue	484	506
Deferred income taxes	—	43

Total liabilities	13,686	12,161

Commitments and contingencies (note 11)	—	—
Stockholders’ equity:
Preferred stock—5,000 shares authorized; no shares issued and outstanding at March 31, 2003 and 2002	—	—
Common stock—100,000 shares authorized; 25,522 and 25,220 shares issued at March 31, 2003 and 2002, respectively; 19,388 and 19,086 shares outstanding at March 31, 2003 and 2002, respectively	26	25
Additional paid-in capital	73,600	72,655
Deferred compensation	(59)	(74)
Retained earnings	17,257	14,499
Accumulated other comprehensive income (loss)	18	(10)
Treasury stock—6,134 shares at March 31, 2003 and 2002	(4,100)	(4,100)

Total stockholders’ equity	86,742	82,995

Total liabilities and stockholders’ equity	$100,428	$95,156

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2003	2002	2001
Revenues:
Software licenses	$31,223	$27,003	$18,939
Services	15,228	17,753	14,005

Total revenues	46,451	44,756	32,944

Cost of revenues:
Software licenses	900	459	395
Services	6,276	5,863	4,750

Total cost of revenues	7,176	6,322	5,145

Gross profit	39,275	38,434	27,799

Operating expenses:
Research and development	12,909	12,339	8,263
Sales and marketing	18,245	16,866	13,745
General and administrative	4,897	4,655	3,362
Amortization of acquired technology	504	434	—
Purchased in-process research and development	—	—	770

Total operating expenses	36,555	34,294	26,140

Income from operations	2,720	4,140	1,659

Other income (expense)
Interest income	904	1,797	2,845
Interest expense and other income (expense), net	(25)	(57)	(57)

	879	1,740	2,788

Income before provision for income taxes	3,599	5,880	4,447
Provision for income taxes	841	1,380	1,567

Net income	$2,758	$4,500	$2,880

Basic net income applicable per common share	$.14	$.24	$.18

Diluted net income per common share	$.14	$.22	$.16

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$2,758	$4,500	$2,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,129	2,020	1,396
Provision for losses on accounts receivable	360	361	25
Deferred income taxes	(743)	528	(331)
In-process research and development	—	—	770
Expense related to stock options	97	83	190
Changes in assets and liabilities, net of effects from acquisitions:
Billed and unbilled accounts receivable	1,021	(3,406)	(2,434)
Loans to employees	—	231	—
Prepaid expenses and other current assets	(369)	1,576	(743)
Refundable income taxes	1,253	(824)	144
Deposits and other assets	(53)	5	(13)
Accounts payable	(329)	30	344
Accrued liabilities	394	(2,198)	3,883
Accrued income taxes	80	(189)	93
Tax benefit from exercise of employee stock options	235	857	238
Deferred revenue	1,086	533	4,072
Deferred rent	251	322	29

Net cash provided by operating activities	8,170	4,429	10,543

Cash flows from investing activities:
Purchase of property and equipment	(965)	(3,278)	(6,222)
Acquisition of NetMaker division of Make Systems, Inc.	—	(1,156)	(4,905)
Acquisition of WDM Net Design, net of cash acquired	—	(1,279)	—

Net cash used in investing activities	(965)	(5,713)	(11,127)

Cash flows from financing activities:
Proceeds from exercise of common stock options	318	384	317
Issuance of common stock under employee stock purchase plan	310	379	67
Proceeds from issuance of note payable	150	150	—
Proceeds from sale of common stock	—	—	59,800
Costs incurred for initial public offering	—	—	(5,732)
Purchase of treasury stock	—	—	(12)

Net cash provided by financing activities	778	913	54,440

Effect of exchange rate changes on cash and cash equivalents	28	(12)	2

Net increase (decrease) in cash and cash equivalents	8,011	(383)	53,858
Cash and cash equivalents, beginning of year	62,240	62,623	8,765

Cash and cash equivalents, end of year	$70,251	$62,240	$62,623

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Treasury Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount	Additional Paid-In Capital	Shares	Amount
Balance, March 31, 2000	17,079	10,951	$17	$623	6,128	$(4,010)	$(287)	$7,125	—	$3,468
Net income								2,880		2,880
Foreign currency translation									2	2

Total comprehensive income										2,882
Proceeds from sale of common stock, net	4,600	4,600	5	54,063						54,068
Conversion of Series A redeemable convertible stock	2,172	2,172	2	6,952						6,954
Issuance of common stock:
Exercise of options	395	395		317						317
Employee stock purchase plan	5	5		67						67
Acquisition	650	650	1	8,287						8,288
Share options cancelled				(10)			10
Tax benefit from exercise of stock options				238						238
Purchase of treasury stock		(6)		171	6	(90)				81
Amortization of deferred compensation							97			97
Other								(6)		(6)

Balance, March 31, 2001	24,901	18,767	25	70,708	6,134	(4,100)	(180)	9,999	2	76,454
Net income								4,500		4,500
Foreign currency translation									(12)	(12)

Total comprehensive income										4,488
Issuance of common stock:
Exercise of options	261	261		384						384
Employee stock purchase plan	33	33		379						379
Acquisition	25	25		350						350
Share options cancelled				(23)			23
Tax benefit from exercise of stock options				857						857
Amortization of deferred compensation							83			83

Balance, March 31, 2002	25,220	19,086	25	72,655	6,134	(4,100)	(74)	14,499	(10)	82,995
Net income								2,758		2,758
Foreign currency translation									28	28

Total comprehensive income										2,786
Issuance of common stock:
Exercise of options	259	259	1	318						319
Employee stock purchase plan	43	43		310						310
Tax benefit from exercise of stock options				235						235
Deferred compensation				82			(82)
Amortization of deferred compensation							97			97

Balance, March 31, 2003	25,522	19,388	$26	$73,600	6,134	$(4,100)	$(59)	$17,257	$18	$86,742

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

1.    Organization and Significant Accounting Policies

Organization.    OPNET Technologies, Inc. (“OPNET”, “we” or “us”) provides intelligent network management software that enables users in network operations, planning, engineering and application development to optimize the performance and availability of their networks and networked applications. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-owned subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Reading, United Kingdom; and Sydney, Australia; third-party distributors, and value-added resellers. We are headquartered in Bethesda, MD and have offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

Principles of Consolidation.    The consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly-owned subsidiaries: OPNET Technologies SAS; OPNET Technologies Limited; OPNET Technologies, BVBA; OPNET Technologies, Pty. Ltd.; and OPNET Analysis, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Supplemental Cash Flow Information.

	Year ended March 31,
	2003	2002	2001
Taxes and interest paid:
Cash paid for income taxes during the year	$514	$987	$1,425
Cash paid for interest	56	45	36

Non-cash financing and investing activities:
Issuance of common shares for acquisition	$—	$350	$8,288
Conversion of preferred stock	—	—	6,954
Accrued tenant allowance	—	—	1,058

Concentration of Credit Risk.    Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable. We generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies, or government entities.

We maintain our cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures the bank accounts up to $100. Although balances exceed that amount, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Fair Value of Financial Instruments.    The fair value of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximates their respective carrying amounts.

Software Development Costs.    Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2003, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Goodwill.    Goodwill is not amortized and is tested for impairment annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. There has been no impairment as of March 31, 2003.

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

Revenue Recognition.    We derive revenues from two sources, software license revenues and service revenues. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Software license revenues consist of perpetual and term license sales of software products and sales of periodic unspecified product updates. Software license revenues are recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery and acceptance of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. In instances when any of the four criteria are not met, we will defer recognition of software license revenues until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenues and consulting fees are recognized using contract accounting under SOP 81-1.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Periodic unspecified product updates consist of the right to unspecified software updates on a when-and-if available basis and are entered into in connection with the initial software license purchase and may be renewed upon expiration of the term. Revenue from periodic unspecified updates is deferred and recognized as licenses revenue on a straight-line basis over the term of the agreement.

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

Revenues under multiple-element arrangements, which typically include software licenses, periodic unspecified product updates, consulting services, training and technical support agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or “VSOE”). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. If we have established VSOE for all elements in the arrangement any discount is applied proportionately to each element. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training, VSOE is based upon the rates charged for these services when sold separately. For software licenses, VSOE is based on the price charged or to be charged when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreement for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

Service revenues consist of fees from technical support agreements, consulting services and training. Revenue from technical support agreements is deferred and recognized as services revenue on a straight-line basis over the term of the agreement. Technical support agreements are entered into in connection with the initial software license purchase and may be renewed upon expiration of the term. Service revenues from consulting services are recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue that is recognized is allocated to license revenues and service revenues based on our standard price lists. We estimate the percentage-of-completion based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete. Training is provided on a daily-fee basis with revenue recognized as the services are performed.

We sell software licenses, periodic unspecified updates and technical support agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide periodic unspecified updates and technical support agreements directly to distributors and the distributors provide support to the end customer. Revenues from sales to distributors are recorded at the amounts charged and in the same manner as all other software license, periodic unspecified updates and technical support sales. Amounts received in advance of revenue recognition are classified as deferred revenue.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Advertising Costs.    Advertising costs are expensed as incurred and were $316, $401, and $587 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Foreign Currency Transactions.    Revenues denominated in foreign currencies are translated at the average exchange rates during the period. Gains or losses on foreign exchange are reported in the Consolidated Statements of Operations.

Foreign Currency Translation.    The results of operations for our international subsidiaries are translated from the designated functional currencies into U.S. dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity.

Comprehensive Income.    Comprehensive income represents net income and revenues, expenses, gains and losses that are under GAAP but excluded from net income. For fiscal year 2003, 2002 and 2001 comprehensive income includes net income and gains and losses from foreign currency translations.

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

Stock-Based Compensation.    We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

The following table illustrates the effect on net income and related net income per share for fiscal years ended March 31, 2003, 2002 and 2001, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	2003	2002	2001
Net income, as reported	$2,758	$4,500	$2,880
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	49	83	97
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,743)	(3,035)	(1,187)

Pro forma net income (loss)	$(936)	$1,548	$1,790

Basic net income (loss) applicable per common share:
As reported	$.14	$.24	$.18
Pro forma	$(.05)	$.08	$.11
Diluted net income (loss) per common share:
As reported	$.14	$.22	$.16
Pro forma	$(.05)	$.08	$.10

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Reclassifications.    Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

Recently Issued Accounting Pronouncements.    In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will not have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123” (SFAS No. 148). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, this statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have evaluated the provisions of SFAS No. 148 and will continue to account for stock-based compensation given to employees in accordance with APB No. 25. Under APB No. 25, we recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair market value of the shares on the date of grant. Therefore, SFAS No. 148 is not expected to have a material impact on our financial position or results of operations. We have adopted the additional disclosure provisions required by SFAS No. 148 in both our annual and quarterly reporting beginning March 31, 2003.

2.    Acquisitions

NetMaker.    In March 2001, OPNET Development Corp., our wholly-owned subsidiary, acquired substantially all of the assets and operations of the NetMaker division of Make Systems, Inc. (“NetMaker”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”).

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The aggregate purchase price for the acquisition was approximately $14,200 and, pursuant to the Asset Purchase Agreement, we agreed to pay $5,000 and issued 650 shares of our common stock, valued at $8,288 in exchange for NetMaker’s assets. The value of the 650 shares of common stock was based on the average market price of our common stock over the two-day period before and after the announcement date of the acquisition. The cash component of the acquisition price was available from cash on hand. Of the cash payable pursuant to the Asset Purchase Agreement, $800 was held in escrow for a period of one year to secure certain indemnification obligations, and was released to Make Systems, Inc. on April 1, 2002.

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

WDM NetDesign.    In August 2001, we entered into an agreement (the “Share Purchase Agreement”) with Comsof N.V., a Belgium company and the owner of WDM NetDesign BVBA (“WDM NetDesign”), through which the companies collaborated on the development of optical network planning products. Under the Share Purchase Agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399 and purchased an option for consideration of $1 to acquire all remaining shares of WDM NetDesign. In December 2001 we exercised our option to purchase the remaining shares of WDM NetDesign for $1,275. On January 4, 2002, we purchased these shares by paying Comsof N.V. $925 and issuing them 25 shares of our common stock valued at approximately $350. The value of the 25 shares of common stock issued was based on the average market price of our common stock over the two-day period before and after the purchase option was exercised. In connection with this acquisition, we incurred expenses of $98 and recorded a deferred tax credit of $201. The deferred tax credit results from acquired technology not being deductible for tax reporting purposes. As a result of this acquisition, we now own WDM NetDesign’s core technology in optical networking design and a strong assembled workforce.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$145
Other Current Assets	91
Property and Equipment	11
Technology	500
Goodwill	1,291
Current Liabilities	(23)
Deferred Revenue	(42)

Net Assets Acquired	$1,973

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

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

Pro Forma Financial Information.    The following unaudited pro forma financial information for the years ended March 31, 2002 and 2001, assumes the acquisitions of the NetMaker division and WDM NetDesign occurred as of the beginning of the respective year, after giving effect to certain adjustments, including the amortization of intangible assets. Further, the pro forma results of operations do not include the write-off of in-process research and development and the related tax effects. The effects of the combined pro forma statements resulted in a net loss before income taxes and as a result, pro forma net loss excludes any provision or benefit for income taxes. The unaudited pro forma financial information includes the NetMaker division’s results of operations as presented in NetMaker’s Statements of Net Revenues and Direct Operating Expenses for the year ended December 31, 2000 and 1999, and WDM NetDesign’s results of operations for the nine months ended March 31, 2002, as WDM NetDesign commenced operations in July 2001. The financials for the NetMaker division exclude certain expenses not directly attributable to the NetMaker division and therefore do not represent a full financial statement presentation of the NetMaker division and are not necessarily indicative of the operating results had the NetMaker division operated on a standalone basis. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future, or that would have occurred if the business combination had been in effect on the dates indicated.

	2002	2001
Revenues	$44,851	$34,764
Net income (loss)	4,441	(180)
Basic net income (loss) per share	$.23	$(.01)
Diluted net income (loss) per share	$.22	$(.01)

3.    Intangible Assets

Intangible assets consisted of the following at March 31, 2003 and 2002:

	2003	2002
Acquired technology	$2,501	$2,501
Accumulated amortization	(935)	(434)

Intangible assets, net	$1,566	$2,067

Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense of $504 and $434 for the years ended March 31, 2003 and 2002, respectively. During the year ended March 31, 2001, we recorded amortization expense of $458 relating to a marketing support rights agreement that expired in March 2001. The amortization of the marketing support rights agreements is included in Sales and Marketing expense on the Consolidated Statements of Operations. We expect amortization expense of $500 in each of the fiscal years ending March 31, 2004, 2005 and 2006, and $67 for the year ended March 31, 2007.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

4.    Goodwill

The following table sets forth the activity in our goodwill for the years ended March 31, 2003 and 2002:

	2003	2002
Balance, beginning of period	$12,212	$10,704
Adjustment to initial goodwill estimate	—	217
Goodwill acquired during the year	—	1,291

Balance, end of period	$12,212	$12,212

Goodwill was recorded in connection with the NetMaker and WDM NetDesign acquisitions. See Note 2 for more information.

5.    Property and Equipment

Property and equipment consisted of the following at March 31, 2003 and 2002:

	2003	2002
Computer equipment	$5,446	$4,869
Leasehold improvements	4,122	4,071
Purchased software	1,348	1,013
Office furniture and equipment	1,661	1,641

Total	12,577	11,594
Less: accumulated depreciation	(5,569)	(3,924)

Property and equipment, net	$7,008	$7,670

Depreciation expense for fiscal years ended March 31, 2003, 2002, and 2001 was $1,625, $1,586, and $1,065, respectively.

6.    Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2003 and 2002:

	2003	2002
Accrued compensation and bonuses	$1,590	$1,269
Other	1,166	1,093

Total	$2,756	$2,362

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

7.    Income Taxes

The components of the provision for income taxes for the years ended March 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
Current provision:
Federal	$1,227	$600	$1,345
State	284	188	553
Foreign	73	64	—

Total current provision	1,584	852	1,898

Deferred provision (benefit):
Federal	(659)	399	(249)
State	(84)	129	(82)

Total deferred provision (benefit)	(743)	528	(331)

Total provision for income taxes	$841	$1,380	$1,567

At March 31, 2003 and 2002, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

	2003	2002
Deferred tax assets:
Accrued vacation expense	$260	$190
Deferred revenue	312	132
In-process research and development	252	285
Deferred rent	239	151
Research and development tax credit carry forward	516	419
Accelerated book amortization of acquired technology	201	—
Bad debt reserve	126	81
Other temporary differences	7	87

Total deferred tax assets	1,913	1,345

Deferred tax liabilities:
Accelerated amortization	—	(106)
Accelerated depreciation	(317)	(337)
Tax amortization of goodwill	(550)	(422)
Tax liability related to WDM NetDesign acquisition (see Note 2)	(148)	(201)
Tax accounting for unbilled accounts receivable	(260)	(478)

Total deferred tax liabilities	(1,275)	(1,544)

Net deferred tax (liability) asset	$638	$(199)

The provision for income taxes for fiscal years ended March 31, 2003, 2002 and 2001 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

	2003	2002	2001
Statutory U.S. Federal rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	4	4	7
Tax credits	(15)	(16)	(8)
Foreign tax credit and other permanent differences, net	—	1	2

Effective tax rate	23%	23%	35%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

At March 31, 2003, we had a research and development tax credit carry forward of approximately $516 which will expire in the year 2023. Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $257 at March 31, 2003. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid. While there are no specific plans to distribute the undistributed earnings in the immediate future, where economically appropriate to do so, such earnings may be remitted.

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

On July 28, 2000, we filed our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase our authorized capital stock to 105,160 shares, consisting of 100,000 shares of Common Stock, par value $0.001 per share, 5,000 shares of undesignated preferred stock, par value of $0.001 per share and 160 shares of Series A redeemable convertible preferred stock, par value of $0.001 per share.

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

9.    Redeemable Convertible Preferred Stock

On September 30, 1997, we entered into a Series A Redeemable Convertible Preferred Stock Purchase Agreement (the “Agreement”) with two investors. We authorized 160 shares of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) and issued and sold 145 shares, $.001 par value per share, for $7,001. Upon closing of our initial public offering as disclosed in Note 8, the Series A Preferred Stock, net of unamortized issue costs of $47, was automatically converted into common stock.

The difference between the carrying amounts of the Series A Preferred Stock and the redemption amount represented the cost of issuance. This amount was accreted pro rata over the period beginning on the issuance date and ending on the prescribed redemption dates. Accretion amounted to $6 for the year ended March 31, 2001.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

10.    Related Party Transactions

We sell consulting services to certain customers through OPNET Analysis, Inc., which was wholly-owned by one of our executive officers. Such sales totaled $94 during fiscal year 2001. OPNET Analysis, Inc. became a wholly-owned subsidiary of ours in April 2001 and is included in our consolidated financial statements for fiscal year 2002.

In January 2000 we amended an officer’s option agreement that allowed him to purchase 150 shares of our common stock. He exercised the options in full on the date of the amendment and borrowed $231 from us to pay income taxes he incurred upon purchasing the shares under the option agreement. This borrowing was evidenced by a full recourse promissory note that bore an annual interest rate of 6%. This loan and related accrued interest was repaid in May 2001.

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

In addition, we lease office space under noncancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal years 2003, 2002, and 2001 was $3,201, $3,068, and $1,182, respectively. At March 31, 2003, future minimum lease payments required under noncancelable leases were as follows:

Year ending March 31,
2004	$2,675
2005	2,846
2006	2,830
2007	2,894
2008	2,963
Thereafter	8,387

Total minimum lease payments	$22,595

We are involved in various claims and legal proceedings arising from our normal operations. We do not expect those matters, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

12.    Credit Agreements and Notes Payable

Effective June 10, 2002, we entered into a $10,000 credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

receivable. We used the facility to issue a letter of credit for approximately $3,400 to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of March 31, 2003, we had no borrowings under the available credit facility.

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

In November 2002, we received proceeds from a $150 loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund. The loan is subject to multiple maturity dates and has a 4.83% annual interest rate. The principal amount and any accrued interest will be deferred if we meet certain conditions regarding the hiring of full time employees. In December 2007, the principal amount and any accrued interest are payable in full; however, these amounts may be reduced or converted to a grant if we achieve certain requirements related to employment.

13.    Employee Benefit Plan

Effective August 1, 1993, we established a 401(k) retirement plan (the “Plan”) covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions, and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal years ended March 31, 2003, 2002 and 2001 was $567, $549, and $386, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

14.    Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years ended March 31, 2003, 2002 and 2001:

	2003	2002	2001
Income (Numerator):
Net income applicable to common shares	$2,758	$4,500	$2,874
Plus:
Accretion of transaction costs on redeemable convertible preferred stock	—	—	6

Net income (basic and diluted)	$2,758	$4,500	$2,880

Shares (Denominator):
Weighted average shares outstanding	19,273	18,953	15,673
Plus:
Participating redeemable convertible preferred stock	—	—	767

Weighted average shares outstanding (basic)	19,273	18,953	16,440
Plus:
Effect of other dilutive securities—Options	701	1,061	1,537

Weighted average shares outstanding (diluted)	19,974	20,014	17,977

Net income per common share:
Basic net income applicable per common share	$.14	$.24	$.18
Diluted net income per common share	$.14	$.22	$.16

We had 2,192 and 804 stock options that were excluded from the diluted average shares outstanding for the fiscal years ended March 31, 2003 and 2002, respectively, because their effect was antidilutive.

15.    Equity Based Compensation Plans

Stock Option Plans.    Our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) provides for the granting of incentive and nonqualified stock options to purchase up to 4,943 shares of OPNET common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,500 shares. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant.

Our 1993 Incentive Stock Option Plan (the “1993 Plan”) provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

A summary of option transactions is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, March 31, 2000	1,765	$1.32
Granted	1,228	13.43
Exercised	(395)	0.80
Canceled	(138)	6.26

Outstanding, March 31, 2001	2,460	7.18
Granted	1,655	10.73
Exercised	(261)	1.47
Canceled	(441)	9.79

Outstanding, March 31, 2002	3,413	9.00
Granted	1,033	6.04
Exercised	(259)	1.23
Canceled	(204)	10.32

Outstanding, March 31, 2003	3,983	8.67

Exercisable, March 31, 2003	1,262	8.22

At March 31, 2003, options outstanding and exercisable were as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Life Remaining	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.36	135	1.2 years	$ 0.36	51	$ 0.36
1.47—2.00	488	2.8 years	1.79	409	1.74
4.00—5.85	1,075	9.2 years	5.71	60	4.83
6.71—9.66	281	8.9 years	8.20	90	8.32
10.59—14.63	1,835	7.9 years	11.93	568	12.26
19.50	169	7.5 years	19.50	84	19.50

	3,983			1,262

The weighted average fair value at date of grant for options granted during fiscal years 2003, 2002 and 2001 was $4.17, $7.86, and $9.40 per share, respectively. The weighted average assumptions are follows:

	2003	2002	2001
Risk-free interest rate	3.35%	4.59%	5.95%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years
Volatility factor	98%	105%	92%

During the fiscal year ended March 31, 2001, a non-employee of the Company rescinded his exercise of 6 nonqualified stock options. We agreed to reacquire the shares previously issued under the option exercise and granted 6 new options at the same exercise price with a weighted average fair value of $80. Under Topic No.  D-93, “Accounting for the Rescission of the Exercise of Employee Stock Options”, for rescission transactions prior to January 1, 2001 we may account for the rescission transaction as a modification of the original options resulting in a new measurement date. As a result, we recorded additional compensation cost of $93. We recognized the additional compensation cost on the date of the rescission.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

At various dates during the year ended March 31, 2000, we granted a total of 260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The weighted average exercise price of these options was $2.57. We recorded compensation expense relating to those options of $49, $83 and $107 for the year ended March 31, 2003, 2002 and 2001.

During the fiscal year ended March 31, 2003, we granted options to purchase 35 shares of our common stock to members of our advisory board. As a result, we recorded $82 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—1.54%, expected dividend yield rate—0.0%, expected life—2 years, and volatility—79%.  We amortized $47 of this deferred compensation to expense for the year ended March 31, 2003.

Employee Stock Purchase Plan.    During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”), which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 43, 33 and 5 shares of our common stock were issued under the ESPP in fiscal year ended March 31, 2003, 2002 and 2001, respectively.

The Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not employees of ours or any of our subsidiaries, for up to a total of 225 shares of our common stock.

16.    Business Segment and Geographic Area Information

We operate in one industry segment, the development and sale of computer software programs and related services. For the years ended March 31, 2003 and 2002 revenues from transactions with U.S. government agencies were approximately 39% and 23% of total revenues, respectively. No single customer accounted for 10% or more of revenues for fiscal 2001. In addition, there were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Our assets were primarily held in the United States for the fiscal years ended March 31, 2003, 2002 or 2001.

Revenues by geographic destination and as a percentage of total revenues for fiscal years ended March 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Geographic Area by Destination
United States	$37,537	$35,586	$25,566
International	8,914	9,170	7,378

	$46,451	$44,756	$32,944

	2003	2002	2001
Geographic Area by Destination
United States	80.8%	79.5%	77.6%
International	19.2	20.5%	22.4

	100.0%	100.0%	100.0%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

17.    Valuation and Qualifying Accounts

The following table sets forth activity in our accounts receivable reserve account:

	Balance at Beginning of Period	Charges to Expenses	Deductions	Balance at End of Period
Year ended,
March 31, 2003	$203	$360	$230	$333
March 31, 2002	113	361	271	203
March 31, 2001	100	25	12	113

Deductions represent write-offs of receivables previously reserved.

18.    Quarterly Financial Data (Unaudited)

Year ended March 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,177	$11,174	$11,696	$12,404
Gross profit	9,307	9,480	9,920	10,568
Income from operations	338	485	813	1,084
Net income	449	561	753	995
Basic net income applicable per common share	$.02	$.03	$.04	$.05
Diluted net income per common share	$.02	$.03	$.04	$.05

Year ended March 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$11,130	$11,275	$10,973	$11,378
Gross profit	9,501	9,675	9,474	9,784
Income from operations	1,093	1,021	1,124	902
Net income	1,175	1,062	1,222	1,041
Basic net income applicable per common share	$.06	$.06	$.06	$.05
Diluted net income per common share	$.06	$.05	$.06	$.05

(1)	Net income for the three months ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $282, or $.01 per common share.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.2

Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.

Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company

Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

Exhibit Number	Description	Source

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

10.14	Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche, LLP	Exhibit 23 to this Annual Report on Form 10-K.

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1 to this Annual Report on Form 10-K.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.2 to this Annual Report on Form 10-K.

*	filed herewith