Form 10-K/A
period 2003-03-31
OPNET TECHNOLOGIES INC
filed 2003-08-19
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of OPNET Technologies Inc. (the “Company”) for the year ended March 31, 2003 (the “Original Form 10-K”) is to restate our consolidated financial statements for fiscal 2003, 2002 and 2001 and to correspondingly modify related disclosures. This restatement is described in detail in note 19 of the notes to the consolidated financial statements. On August 13, 2003, we issued a press release that described our intention to restate these financial statements. The Company filed the press release as an exhibit to our Current Report on Form 8-K filed August 14, 2003.

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should be deferred to account for the value of certain free training offered by us to our customers. As a consequence, we restated our consolidated financial statements for the fiscal years ended March 31, 2003, 2002, and 2001 and the related quarterly financial information. For fiscal 2003, this restatement reduced our previously reported revenue from $46.5 million to $46.4 million and reduced our previously reported net income from $2.8 million to $2.7 million, but had no effect on our previously reported diluted earnings per common share of $0.14. For fiscal 2002, the restatement reduced our previously reported revenue from $44.8 million to $44.6 million and reduced our previously reported net income from $4.5 million to $4.4 million, but had no effect on our previously reported diluted earnings per common share of $0.22. For fiscal 2001, the restatement reduced our previously reported revenue from $32.9 million to $32.8 million, reduced our previously reported net income from $2.9 million to $2.8 million, and reduced our previously reported diluted earnings per common share from $0.16 to $0.15. Deferred revenue at March 31, 2003 increased from $9.6 million to $10.2 million and at March 31, 2002 increased from $8.5 million to $9.1 million. Retained earnings at March 31, 2003 decreased from $17.3 million to $16.9 million and at March 31, 2002 decreased from $14.5 million to $14.2 million.

Also, subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we determined that amortization of acquired technology of $504,000 and $434,000 for fiscal 2003 and fiscal 2002, respectively, should be included as a cost of revenue rather than as an operating expense. This change has no impact on net income for any period. The accompanying consolidated financial statements have been restated to reflect this classification.

In addition to the restatement discussed above, we have made other reclassifications in our consolidated financial statements, which are described in note 1 of the notes to the consolidated financial statements.

We have amended and restated in its entirety each item of the Original Form 10-K that has been affected by the restatement and reclassifications. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K/A under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results,” as well as any cautionary language in this Annual Report on Form 10-K/A, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2004.

The forward-looking statements provided in this Annual Report on Form 10-K/A represent our expectations as of June 3, 2003. We anticipate that subsequent events and developments will cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to May 30, 2003. IT Guru™, Netbiz™, OPNET®, OPNET Modeler®, SP Guru®, OPNET WDM Guru™, OPNET Technologies ™, OPNETWORK®, and VNE Server™ are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report on Form 10-K/A are the property of their respective holders.

We are a Delaware corporation, and our principal executive offices are located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-2959 and our telephone number is (240) 497-3000. Our web site address is www.opnet.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K/A and should not be considered to be a part of this Annual Report on Form 10-K/A. Our web site address is included in this Annual Report on From 10-K/A as an inactive textual reference only.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Subsequent to the filing of our Annual Report on Form 10-K for the year ended March 31, 2003, we restated our consolidated financial statements to account for revenue attributable to certain free training classes and to change the classification of amortization of acquired technology. See Note 19 to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for more information and a presentation of the impact of the restatement on our previously filed consolidated financial statements.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2003, 2002, and 2001 (referred to as “fiscal 2003”, “fiscal 2002”, and “fiscal 2001”, respectively), and the balance sheet data as of March 31, 2003 and 2002, are derived from, and are qualified by reference to, our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2001, 2000 and 1999 and the statement of operations data for the year ended March 31, 2000 and 1999 are derived from our consolidated financial statements, as restated, that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(As Restated)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues (1):
New software license revenue	$22,187	$24,435	$18,476	$10,372	$6,609
Software license updates and technical support	12,667	10,384	7,697	4,848	3,519
Professional services	11,573	9,743	6,592	3,934	1,790

Total revenues	46,427	44,562	32,765	19,154	11,918

Cost of revenues (1):
New software license revenue	829	453	395	728	133
Software license updates and technical support	1,710	1,767	900	628	464
Professional services	4,637	4,102	3,850	2,247	785
Amortization of acquired technology	504	434	—	—	—

Total cost of revenues	7,680	6,756	5,145	3,603	1,382

Gross profit	38,747	37,806	27,620	15,551	10,536

Operating expenses:
Research and development	12,909	12,339	8,263	5,696	4,850
Sales and marketing	18,245	16,866	13,745	7,510	4,056
General and administrative	4,897	4,655	3,362	2,093	1,984
Purchased in-process research and development	—	—	770	—	—

Total operating expenses	36,051	33,860	26,140	15,299	10,890

Income (loss) from operations	2,696	3,946	1,480	252	(354)
Interest and other income, net	879	1,740	2,788	414	376

Income before provision for income taxes	3,575	5,686	4,268	666	22
Provision (benefit) for income taxes (2)	832	1,307	1,499	141	(132)

Net income	$2,743	$4,379	$2,769	$525	$154

Basic net income applicable per common share	$.14	$.23	$.17	$.04	$.01

Diluted net income per common share	$.14	$.22	$.15	$.04	$.01

Weighted average shares outstanding (basic)	19,273	18,953	16,440	12,912	12,831
Weighted average shares outstanding (diluted)	19,974	20,014	17,977	14,367	13,626

Balance Sheet Data:
Cash and cash equivalents	$70,251	$62,240	$62,623	$8,765	$6,414
Total assets	100,641	95,317	92,389	16,891	13,237
Long-term debt	300	150	—	—	—
Redeemable convertible preferred stock	—	—	—	6,948	6,934
Total stockholders’ equity	86,388	82,656	76,236	3,361	2,680

(1)	Reflects reclassification of certain amounts. See Note 1 to our consolidated financial statements.
(2)	The provision for income taxes for the year ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $372, or $.02 per common share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K/A.

Restatement

We have restated our consolidated financial statements for fiscal 2003, 2002, and 2001 to account for certain free training offered by us to our customers and to change the classification of amortization of acquired technology. Subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we concluded that the timing and amount of reported revenues from license transactions required revision in circumstances where customers had the right to attend certain free training classes. These revisions increased our previously reported deferred revenue in our consolidated balance sheets and reduced our previously reported revenue in our consolidated statements of operations. We also determined that amortization of acquired technology of $504,000 and $434,000 for fiscal 2003 and fiscal 2002, respectively, should be included as a cost of revenue rather than as an operating expense. This change in classification has no impact on net income.

See Note 19—“Restatement” in the accompanying notes to our consolidated financial statements for additional discussion regarding the restatement and the impact of the restatement on our consolidated statements of operations and consolidated balance sheets.

The following discussion reflects the effects of the restatement.

Reclassifications

Revenues and costs associated with the sale of periodic unspecified product updates (“license updates”) and technical support have been combined and presented as “Software license updates and technical support” in the accompanying consolidated statements of operations. These reclassifications had no impact on total revenues, net income or net income per common share in any period. See Note 1 – “Significant Accounting Policies—Reclassifications” in the accompanying notes to our consolidated financial statements for additional information regarding the reclassifications. The following discussion reflects the effects of these reclassifications.

Overview

Revenues. We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and excludes revenues derived from software license updates, which are included in software license updates and technical support revenues. The majority of our new software license revenues consist of perpetual license sales of our software products. Software license updates and technical support revenues represent fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. We offer consulting services, generally under fixed-price agreements, primarily to provide product customization and enhancements and to facilitate the adoption of our technology.

Revenues from sales outside of the United States represented 19.2%, 20.6%, and 22.5% of our total revenues in fiscal 2003, 2002, and 2001, respectively. Sales outside the United States were primarily made through our Paris, France and Reading, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

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

Results of Operations

The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended March 31,
	2003	2002	2001
Revenues:
New software licenses	47.8%	54.8%	56.4%
Software license updates and technical support	27.3	23.3	23.5
Professional services	24.9	21.9	20.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
New software licenses	1.8	1.0	1.2
Software license updates and technical support	3.7	4.0	2.7
Professional services	10.0	9.2	11.8
Amortization of acquired technology	1.1	1.0	—

Total cost of revenues	16.6	15.2	15.7

Gross profit	83.4	84.8	84.3

Operating expenses:
Research and development	27.8	27.7	25.2
Sales and marketing	39.3	37.9	41.9
General and administrative	10.5	10.4	10.3
Purchased research and development	—	—	2.3

Total operating expenses	77.6	76.0	79.7

Income from operations	5.8	8.8	4.6
Interest and other income, net	1.9	3.9	8.5

Income before provision for income taxes	7.7	12.7	13.1
Provision for income taxes	1.8	2.9	4.6

Net income	5.9%	9.8%	8.5%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Year Ended March 31,
	2003	2002	2001
Cost of new software license revenues	3.7%	1.9%	2.1%
Cost of software license updates and technical support	13.5	17.0	11.7
Cost of professional service revenues	40.1	42.1	58.4

Revenues

New Software License Revenues. New software license revenues were $22.2 million, $24.4 million, and $18.5 million in fiscal 2003, 2002, and 2001, respectively, representing a decrease of 9.2% in fiscal 2003 from fiscal 2002 and an increase of 32.3% in fiscal 2002 from fiscal 2001. For fiscal 2003, the decline in sales was due to discounts associated with pricing strategies and product bundling in fiscal 2003, which more than offset the increased revenue contributions from higher sales volumes to enterprise and U.S. government customers of OPNET IT Guru, ACE, ACE Decode Module, NetDoctor, Flow Analysis, OPNET SP Guru, and OPNET VNE Server, which was launched in fiscal 2003. For fiscal 2002, the growth in sales was due to increased overall demand for our products, revenue contribution from new products, increased penetration of international markets, expansion of marketing and direct sales force, and increased average transaction size. For fiscal 2002, a substantial growth in sales to enterprises of OPNET IT Guru, ACE, and modules launched in fiscal 2002, such as ACE Decode Module, NetDoctor, and Flow Analysis, combined with sales to service providers of two products launched in fiscal 2002, OPNET SP Guru and OPNET WDM Guru, offset a significant decline in sales to network equipment manufacturers of OPNET Modeler.

We may experience a slower rate of growth, or even a further decline, in overall new software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $12.7 million, $10.4 million, and $7.7 million in fiscal 2003, 2002, and 2001, respectively, representing increases of 22.0% in fiscal 2003 from fiscal 2002 and 34.9% in fiscal 2002 from fiscal 2001. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues in fiscal 2003 and fiscal 2002 reflect increases in the overall customer installed base as compared to the prior year.

We may experience a slower rate of growth, or even a decline, in overall software license updates and technical support revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Professional Service Revenues. Professional service revenues were $11.6 million, $9.7 million, and $6.6 million in fiscal 2003, 2002, and 2001, respectively, representing increases of 18.8% in fiscal 2003 from fiscal 2002 and of 47.8% in fiscal 2002 from fiscal 2001. Consulting services revenues comprise 88.3%, 85.0%, and 84.5% of professional service revenues for fiscal 2003, 2002, and 2001, respectively. The increases in professional service revenues were primarily due to growing demand for our consulting services, including engagements with U.S. government agencies. A consulting contract with the U.S. Department of Defense that contributed 21.4% of service revenue for the nine months ended December 31, 2002 expired on December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program and we were awarded a new contract in January 2003. The initial funding under this contract for calendar year 2003 is $2.2 million, compared to $3.2 million in calendar year 2002. There are four successive option years under this contract which may be exercised by the U.S. Department of Defense in its discretion. In the event that we are not awarded additional funding under this contract, our results of operations could be adversely impacted. We do not expect significant growth in our service revenues in the near-term due to the mix of consulting contracts. Our ability to grow service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

International Revenues. Our international revenues decreased 2.8% to $8.9 million, or 19.2% of total revenue, for fiscal 2003 from $9.2 million, or 20.6% of total revenues, for fiscal 2002. Our international revenues increased 24.3% during fiscal 2002 from $7.4 million, or 22.5% of total revenues, for fiscal 2001. Our international revenues are primarily generated in Europe and Japan. During fiscal 2003 and 2002, we expanded our operations outside the United States. International revenue in fiscal 2002 benefited from our expansion. The decline in fiscal 2003 reflects the challenging global economy and the shift of our customer base to enterprises. We believe that we will need to further expand our international sales, marketing and customer service functions to increase international revenue and we expect to continue experiencing fluctuations of international revenues in the future.

Cost of Revenues

Cost of new software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates and technical support revenues consists of royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional service revenues consists primarily of personnel-related costs in providing consulting, and training to our customers. Gross margins on new software license revenues and software license updates and technical support revenues are substantially higher than gross margin on professional service revenues, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Beginning in fiscal 2002, these acquired technologies are being amortized on a straight-line basis over five years. Amortization expense from acquired technology was $504,000 and $434,000 in fiscal 2003 and 2002, respectively, and was included in the cost of revenues in the consolidated statements of operations.

Cost of New Software License Revenues. Cost of software license revenues was $829,000, $453,000, and $395,000 in fiscal 2003, 2002, and 2001, respectively. Gross margin on software licenses revenue decreased to 96.3% for fiscal 2003 from 98.1% for fiscal 2002. The increase in cost of software license revenues and the resulting lower gross margins in fiscal 2003 were primarily due to an increase in sales requiring royalty payments under licensing agreements. Gross margin on software licenses revenue increased to 98.1% for fiscal 2002 from 97.9% for fiscal 2001. The increase in the cost of new software license revenues for 2002 were primarily due to an increase in sales requiring royalty payments however, the mix of licensing agreements resulted in higher gross margins.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $1.7 million, $1.8 million, and $900,000 in fiscal 2003, 2002, and 2001, respectively. Gross margin on software license updates and technical support revenues increased to 86.5% for fiscal 2003 from 83.0% for fiscal 2002 due to the increase in revenue and only a slight change in costs. Gross margin on software license updates and technical support revenues decreased to 83.0% for fiscal 2002 from 88.3% for fiscal 2001and costs in fiscal 2002 increased approximately $900,000 from fiscal 2001 primarily due to additional personnel and related overhead costs required to support our installed base of customers.

Cost of Professional Service Revenues. Cost of professional service revenues was $4.6 million, $4.1 million, and $3.9 million in fiscal 2003, 2002, and 2001, respectively. Cost of service revenues increased 13.0% in fiscal 2003 from fiscal 2002. Gross margin on service revenues increased to 59.9% for fiscal 2003 from 57.9% for fiscal 2002. For fiscal 2003, gross margins improved due to the mix of consulting contracts. Cost of service revenues increased 6.5% in fiscal 2002 from fiscal 2001. Gross margin on service revenues increased to 57.9% in fiscal 2002 from 41.6% in fiscal 2001 due to a higher level of profitability in consulting and training services. We expect cost of service revenues as a percentage of service revenues to vary based primarily on the profitability of individual consulting engagements.

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

We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We expect that the absolute dollar amount of these expenditures will continue to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors.

Sales and Marketing. Sales and marketing expenses were $18.2 million, $16.9 million and $13.7 million in fiscal 2003, 2002, and 2001, respectively. Sales and marketing expenses increased 8.2% in fiscal 2003 from fiscal 2002 and, as a percentage of total revenues, increased to 39.3% in fiscal 2003 from 37.8% in fiscal 2002. These increases are primarily due to an increase in the average size of our direct sales force in fiscal 2003 compared to fiscal 2002 due to the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, and increases in international sales commissions to third parties and certain marketing costs. The increases were partially offset by lower travel and entertainment expenses, conference costs and advertising expenses. The 22.7% increase in fiscal 2002 from fiscal 2001 was primarily due to an increase in the size of our direct sales force, increased commissions associated with the growth in revenues, and higher conference costs. As a percentage of total revenues, sales and marketing expenses decreased to 37.8% in fiscal 2002 from 41.9% in fiscal 2001. This decrease resulted from a proportionally smaller increase in costs associated with developing market awareness for our new products relative to the higher level of revenues in fiscal 2002.

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

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123” (SFAS No. 148). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, this statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have evaluated the provisions of SFAS No. 148 and will continue to account for stock-based compensation given to employees in accordance with APB No. 25. Under APB No. 25, we recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair market value of the shares on the date of grant. Therefore, the adoption of SFAS No. 148 is not expected to have a material impact on our financial position or results of operations. We have adopted the additional disclosure provisions required by SFAS No. 148 in both our annual and quarterly reporting beginning March 31, 2003.

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

For our software arrangements, a determination needs to be made for each arrangement regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of SOP 97-2, as amended, are met. Contract accounting is required if our services are essential to the arrangement. In many cases, our services are essential to the arrangement because they involve customization and enhancements, and our fees are paid in stages based upon the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using contract accounting, which generally results in recording revenue over a longer period of time. In other cases, our services are not essential to the arrangement and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize software license revenue when (1) persuasive evidence of an arrangement exists, (2) the product has been delivered, (3) the fee is fixed or determinable, and (4) collectibility is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our results of operations from period to period to the extent that significant new arrangements are not accounted for using contract accounting.

Under the percentage-of-completion contract accounting method, we recognize revenue from the entire arrangement based on the percentage of hours actually incurred related to our services at any given time, compared to the total hours we estimate will be required to perform such services. Using the percentage-of-completion method requires us to make estimates about the future cost of services and estimated hours to complete, which are subject to change for a variety of internal and external factors. A change in these estimates could result in a material adjustment to the amount of revenue recorded in any period under the arrangement.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2003, accounts receivable totaled $6.4 million, net of an allowance for doubtful accounts of $333,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisition of NetMaker in March 2001 and WDM NetDesign in January 2002. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2003, intangible assets totaled $1.6 million, net of accumulated amortization of $935,000. No impairment losses have been recorded to date.

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

An element of our strategy is to increase sales to service providers of OPNET SP Guru and OPNET WDM Guru, both launched in fiscal 2002, and OPNET VNE Server, which was launched in fiscal 2003. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

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

Increases in professional service revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

We realize lower margins on professional service revenues than we do on other types of revenues. As a result, if professional service revenues increase as a proportion of total revenues, our gross margins will be lower and our operating results may be adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 15 of this From 10-K/A.

PART III

ITEM 14. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2003, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Subsequent to the date of the evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

(a) The following documents are filed as part of this Form 10-K/A:

1.	Financial Statements. The following financial statements of OPNET Technologies, Inc. have been restated and are filed as part of this Form 10-K/A on the pages indicated:

2.	Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of August 2003.

OPNET TECHNOLOGIES, INC.

By:	/s/ Marc A. Cohen
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 19th day of August 2003.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19, the accompanying financial statements have been restated.

DELOITTE & TOUCHE LLP

McLean, Virginia

April 23, 2003, August 18, 2003, as to the effects of the restatement discussed in Note 19

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2003	2002
	(As restated, see Note 19)	(As restated, see Note 19)
ASSETS
Current assets:
Cash and cash equivalents	$70,251	$62,240
Accounts receivable, net	6,420	7,403
Unbilled accounts receivable	933	1,331
Refundable income taxes	—	1,253
Deferred income taxes, prepaid expenses and other current assets	1,412	910

Total current assets	79,016	73,137

Property and equipment, net	7,008	7,670
Intangible assets, net	1,566	2,067
Goodwill	12,212	12,212
Deferred income taxes and other assets	839	231

Total assets	$100,641	$95,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$544
Accrued liabilities	2,756	2,362
Deferred and accrued income taxes	172	156
Deferred revenue	9,694	8,562

Total current liabilities	12,837	11,624

Notes payable	300	150
Deferred rent	632	381
Deferred revenue	484	506

Total liabilities	14,253	12,661

Commitments and contingencies (note 11)	—	—

Stockholders’ equity:
Preferred stock—5,000 shares authorized; no shares issued and outstanding at March 31, 2003 and 2002	—	—
Common stock—100,000 shares authorized; 25,522 and 25,220 shares issued at March 31, 2003 and 2002, respectively; 19,388 and 19,086 shares outstanding at March 31, 2003 and 2002, respectively	26	25
Additional paid-in capital	73,600	72,655
Deferred compensation	(59)	(74)
Retained earnings	16,903	14,160
Accumulated other comprehensive income (loss)	18	(10)
Treasury stock—6,134 shares at March 31, 2003 and 2002	(4,100)	(4,100)

Total stockholders’ equity	86,388	82,656

Total liabilities and stockholders’ equity	$100,641	$95,317

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2003	2002	2001
	(As restated, see Note 19)	(As restated, see Note 19)	(As restated, see Note 19)
Revenues:
New software licenses	$22,187	$24,435	$18,476
Software license updates and technical support	12,667	10,384	7,697
Professional services	11,573	9,743	6,592

Total revenues	46,427	44,562	32,765

Cost of revenues:
New software licenses	829	453	395
Software license updates and technical support	1,710	1,767	900
Professional services	4,637	4,102	3,850
Amortization of acquired technology	504	434	—

Total cost of revenues	7,680	6,756	5,145

Gross profit	38,747	37,806	27,620

Operating expenses:
Research and development	12,909	12,339	8,263
Sales and marketing	18,245	16,866	13,745
General and administrative	4,897	4,655	3,362
Purchased in-process research and development	—	—	770

Total operating expenses	36,051	33,860	26,140

Income from operations	2,696	3,946	1,480

Other income (expense):
Interest income	904	1,797	2,845
Interest expense and other income (expense), net	(25)	(57)	(57)

	879	1,740	2,788

Income before provision for income taxes	3,575	5,686	4,268
Provision for income taxes	832	1,307	1,499

Net income	$2,743	$4,379	$2,769

Basic net income per common share	$.14	$.23	$.17

Diluted net income per common share	$.14	$.22	$.15

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2003	2002	2001
	(As restated, see Note 19)	(As restated, see Note 19)	(As restated, see Note 19)
Cash flows from operating activities:
Net income	$2,743	$4,379	$2,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,129	2,020	1,396
Provision for losses on accounts receivable	360	361	25
Deferred income taxes	(752)	455	(399)
In-process research and development	—	—	770
Expense related to stock options	97	83	190
Changes in assets and liabilities, net of effects from acquisitions:
Billed and unbilled accounts receivable	1,021	(3,406)	(2,434)
Loans to employees	—	231	—
Prepaid expenses and other current assets	(369)	1,576	(743)
Refundable income taxes	1,253	(824)	144
Deposits and other assets	(53)	5	(13)
Accounts payable	(329)	30	344
Accrued liabilities	394	(2,198)	3,883
Accrued income taxes	80	(189)	93
Tax benefit from exercise of employee stock options	235	857	238
Deferred revenue	1,110	727	4,251
Deferred rent	251	322	29

Net cash provided by operating activities	8,170	4,429	10,543

Cash flows from investing activities:
Purchase of property and equipment	(965)	(3,278)	(6,222)
Acquisition of NetMaker division of Make Systems, Inc.	—	(1,156)	(4,905)
Acquisition of WDM Net Design, net of cash acquired	—	(1,279)	—

Net cash used in investing activities	(965)	(5,713)	(11,127)

Cash flows from financing activities:
Proceeds from exercise of common stock options	318	384	317
Issuance of common stock under employee stock purchase plan	310	379	67
Proceeds from issuance of note payable	150	150	—
Proceeds from sale of common stock	—	—	59,800
Costs incurred for initial public offering	—	—	(5,732)
Purchase of treasury stock	—	—	(12)

Net cash provided by financing activities	778	913	54,440

Effect of exchange rate changes on cash and cash equivalents	28	(12)	2

Net increase (decrease) in cash and cash equivalents	8,011	(383)	53,858
Cash and cash equivalents, beginning of year	62,240	62,623	8,765

Cash and cash equivalents, end of year	$70,251	$62,240	$62,623

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid-In Capital	Treasury Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
								(As restated, see Note 19)		(As restated, see Note 19)
Balance, March 31, 2000 (as previously reported)	17,079	10,951	$17	$623	6,128	$(4,010)	$(287)	$7,125	—	$3,468
Prior period adjustments, see Note 19								(107)		(107)

Balance, March 31, 2000 (as restated, see Note 19)	17,079	10,951	17	623	6,128	(4,010)	(287)	7,018		3,361
Net income (as restated, see Note 19)								2,769		2,769
Foreign currency translation									2	2

Total comprehensive income (as restated, see Note 19)										2,771
Proceeds from sale of common stock, net	4,600	4,600	5	54,063						54,068
Conversion of Series A redeemable convertible preferred stock	2,172	2,172	2	6,952						6,954
Issuance of common stock:
Exercise of options	395	395		317						317
Employee stock purchase plan	5	5		67						67
Acquisition	650	650	1	8,287						8,288
Share options cancelled				(10)			10
Tax benefit from exercise of stock options				238						238
Purchase of treasury stock		(6)		171	6	(90)				81
Amortization of deferred compensation							97			97
Other								(6)		(6)

Balance, March 31, 2001 (as restated, see Note 19)	24,901	18,767	25	70,708	6,134	(4,100)	(180)	9,781	2	76,236
Net income (as restated, see Note 19)								4,379		4,379
Foreign currency translation									(12)	(12)

Total comprehensive income (as restated, see Note 19)										4,367
Issuance of common stock:
Exercise of options	261	261		384						384
Employee stock purchase plan	33	33		379						379
Acquisition	25	25		350						350
Share options cancelled				(23)			23
Tax benefit from exercise of stock options				857						857
Amortization of deferred compensation							83			83

Balance, March 31, 2002 (as restated, see Note 19)	25,220	19,086	25	72,655	6,134	(4,100)	(74)	14,160	(10)	82,656
Net income (as restated, see Note 19)								2,743		2,743
Foreign currency translation									28	28

Total comprehensive income (as restated, see Note 19)										2,771
Issuance of common stock:
Exercise of options	259	259	1	318						319
Employee stock purchase plan	43	43		310						310
Tax benefit from exercise of stock options				235						235
Deferred compensation				82			(82)
Amortization of deferred compensation							97			97

Balance, March 31, 2003 (as restated, see Note 19)	25,522	19,388	$26	$73,600	6,134	$(4,100)	$(59)	$16,903	$18	$86,388

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

been established. We consider technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2003, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Revenue Recognition. We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

New software license revenues represent all fees earned from granting customers licenses to use our software, and excludes revenues derived from software license updates, which are included in software license updates and technical support revenues. Our new software license revenues consist of perpetual and term license sales of software products. New software license revenues are recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery and acceptance of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. In instances when any of the four criteria are not met, we defer recognition of software license revenues until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenues and consulting fees are recognized using contract accounting under SOP 81-1.

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

Software license updates and technical support revenues represent fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are entered into in connection with the initial software license purchase. License updates and technical support may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support. Revenue from

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

license updates and technical support is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenues under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or “VSOE”). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. If we have established VSOE for all elements in the arrangement any discount is applied proportionately to each element. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training, VSOE is based upon the rates charged for these services when sold separately. For software licenses, VSOE is based on the price charged or to be charged when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreements for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

Professional services revenues consist of fees from consulting services and training and are recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue that is recognized is allocated to new software license revenues and professional service revenues based on our standard price lists. We estimate the percentage-of-completion based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

We sell new software licenses, license updates and technical support agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide license updates and technical support agreements directly to distributors and the distributors provide support to the end customer. Revenues from sales to distributors are recorded at the amounts charged and in the same manner as all other new software license, license updates and technical support sales. Amounts received in advance of revenue recognition are classified as deferred revenue.

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

Comprehensive Income. Certain revenues, expenses, gains and losses are recognized in comprehensive income but excluded from net income. For fiscal year 2003, 2002 and 2001 comprehensive income includes net income and gains and losses from foreign currency translations.

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

Indemnifications. Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on allegations that our software product infringes the intellectual property rights of a third party. The indemnification is limited to the amount paid by the customer. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance or financial condition.

Our standard license agreement includes a warranty provision for software products. We generally warrant for the first ninety days after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer. We provide for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, we have not had any material costs associated with these warranties.

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

The following table illustrates the effect on net income and related net income per share for fiscal years ended March 31, 2003, 2002 and 2001, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	2003	2002	2001
Net income	$2,743	$4,379	$2,769

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	49	83	97
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,743)	(3,035)	(1,187)

Pro forma net income (loss)	$(951)	$1,427	$1,679

Basic net income (loss) per common share:
As reported	$.14	$.23	$.17
Pro forma	$(.05)	$.08	$.10

Diluted net income (loss) per common share:
As reported	$.14	$.22	$.15
Pro forma	$(.05)	$.07	$.09

Reclassifications. Revenues and costs associated with the sale of license updates and technical support have been combined and presented as “Software license updates and technical support” in the accompanying consolidated statements of operations. License updates revenues of $8,155 and $1,863 for the fiscal years ended March 31, 2003 and 2002, respectively, were reclassified from license revenues to software license updates and technical support revenues. Cost of license updates revenues of $71 and $6 for the fiscal years ended March 31, 2003 and 2002, respectively, were reclassified from cost of license revenues to cost of software license updates and technical support revenues. Technical support revenues of $4,512, $8,521, and $7,697 for fiscal years ended March 31, 2003, 2002, and 2001, respectively, were reclassified from services revenues to software license updates and technical support revenues. Cost of technical support revenues of $1,639, $1,761, and $900 for fiscal years ended March 31, 2003, 2002, and 2001, respectively, were reclassified from cost of services revenues to cost of software license updates and technical support revenues. These reclassifications had no impact on total revenues, net income or net income per common share in any period.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

Certain other reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

Recently Issued Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123” (SFAS No. 148). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, this statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We have evaluated the provisions of SFAS No. 148 and will continue to account for stock-based compensation given to employees in accordance with APB No. 25. Under APB No. 25, we recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair market value of the shares on the date of grant. Therefore, the adoption of SFAS No. 148 is not expected to have a material impact on our financial position or results of operations. We have adopted the additional disclosure provisions required by SFAS No. 148 in both our annual and quarterly reporting beginning March 31, 2003.

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

Pro Forma Financial Information. The following unaudited pro forma financial information for the years ended March 31, 2002 and 2001, assumes the acquisitions of the NetMaker division and WDM NetDesign occurred as of the beginning of the respective year, after giving effect to certain adjustments, including the amortization of intangible assets. Further, the pro forma results of operations do not include the write-off of in-process research and development and the related tax effects. The effects of the combined pro forma statements resulted in a net loss before income taxes and as a result, pro forma net loss excludes any provision or benefit for income taxes. The unaudited pro forma financial information includes the NetMaker division’s results of operations as presented in NetMaker’s Statements of Net Revenues and Direct Operating Expenses for the year ended December 31, 2000 and 1999, and WDM NetDesign’s

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

results of operations for the nine months ended March 31, 2002, as WDM NetDesign commenced operations in July 2001. The financial statements for the NetMaker division exclude certain expenses not directly attributable to the NetMaker division and therefore do not represent a full financial statement presentation of the NetMaker division and are not necessarily indicative of the operating results had the NetMaker division operated on a standalone basis. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future, or that would have occurred if the business combinations had been in effect on the dates indicated.

	2002	2001
Revenues	$44,657	$34,585
Net income (loss)	4,320	(291)
Basic net income (loss) per share	$.23	$(.02)
Diluted net income (loss) per share	$.22	$(.02)

3. Intangible Assets

Intangible assets consisted of the following at March 31, 2003 and 2002:

	2003	2002
Acquired technology	$2,501	$2,501
Accumulated amortization	(935)	(434)

Intangible assets, net	$1,566	$2,067

Acquired technologies relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense of $504 and $434 for the years ended March 31, 2003 and 2002, respectively. Amortization expense from acquired technologies is included in cost of revenues in the Consolidated Statements of Operations. During the year ended March 31, 2001, we recorded amortization expense of $458 relating to a marketing support rights agreement that expired in March 2001. The amortization of the marketing support rights agreements is included in Sales and Marketing expense on the Consolidated Statements of Operations. We expect amortization expense of $500 in each of the fiscal years ending March 31, 2004, 2005 and 2006, and $66 for the year ending March 31, 2007.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2003 and 2002:

	2003	2002
Computer equipment	$5,446	$4,869
Leasehold improvements	4,122	4,071
Purchased software	1,348	1,013
Office furniture and equipment	1,661	1,641

Total	12,577	11,594
Less: accumulated depreciation	(5,569)	(3,924)

Property and equipment, net	$7,008	$7,670

Depreciation expense for fiscal years ended March 31, 2003, 2002, and 2001 was $1,625, $1,586, and $1,065, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2003 and 2002:

	2003	2002
Accrued compensation and bonuses	$1,590	$1,269
Other	1,166	1,093

Total	$2,756	$2,362

7. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
Current provision:
Federal	$1,227	$600	$1,345
State	284	188	553
Foreign	73	64	—

Total current provision	1,584	852	1,898

Deferred provision (benefit):
Federal	(667)	337	(301)
State	(85)	118	(98)

Total deferred provision (benefit)	(752)	455	(399)

Total provision for income taxes	$832	$1,307	$1,499

At March 31, 2003 and 2002, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

	2003	2002
Deferred tax assets:
Accrued vacation expense	$260	$190
Deferred revenue	321	205
In-process research and development	252	285
Deferred rent	239	151
Research and development tax credit carry forward	516	419
Accelerated book amortization of acquired technology	201	—
Bad debt reserve	126	81
Other temporary differences	7	87

Total deferred tax assets	1,922	1,418

Deferred tax liabilities:
Accelerated amortization	—	(106)
Accelerated depreciation	(317)	(337)
Tax amortization of goodwill	(550)	(422)
Tax liability related to WDM NetDesign acquisition (see Note 2)	(148)	(201)
Tax accounting for unbilled accounts receivable	(260)	(478)

Total deferred tax liabilities	(1,275)	(1,544)

Net deferred tax (liability) asset	$647	$(126)

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

12. Credit Agreements and Notes Payable

Effective June 10, 2002, we entered into a $10,000 credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue a letter of credit for approximately $3,400 to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of March 31, 2003, we had no borrowings under the available credit facility.

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

13. Employee Benefit Plan

Effective August 1, 1993, we established a 401(k) retirement plan (the “Plan”) covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal years ended March 31, 2003, 2002 and 2001 was $567, $549, and $386, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

14. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years ended March 31, 2003, 2002 and 2001:

	2003	2002	2001
Income (Numerator):
Net income applicable to common shares	$2,743	$4,379	$2,763
Plus:
Accretion of transaction costs on redeemable convertible preferred stock	—	—	6

Net income (basic and diluted)	$2,743	$4,379	$2,769

Shares (Denominator):
Weighted average shares outstanding	19,273	18,953	15,673
Plus:
Participating redeemable convertible preferred stock	—	—	767

Weighted average shares outstanding (basic)	19,273	18,953	16,440
Plus:
Effect of other dilutive securities—Options	701	1,061	1,537

Weighted average shares outstanding (diluted)	19,974	20,014	17,977

Net income per common share:
Basic net income per common share	$.14	$.23	$.17
Diluted net income per common share	$.14	$.22	$.15

We had options for the purchase of 2,192 and 804 common shares that were excluded from the diluted average shares outstanding for the fiscal years ended March 31, 2003 and 2002, respectively, because their effect was antidilutive.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

A summary of option transactions is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, March 31, 2000	1,765	$1.32
Granted	1,228	13.43
Exercised	(395)	0.80
Canceled	(138)	6.26

Outstanding, March 31, 2001	2,460	7.18
Granted	1,655	10.73
Exercised	(261)	1.47
Canceled	(441)	9.79

Outstanding, March 31, 2002	3,413	9.00
Granted	1,033	6.04
Exercised	(259)	1.23
Canceled	(204)	10.32

Outstanding, March 31, 2003	3,983	8.67

Exercisable, March 31, 2003	1,262	8.22

At March 31, 2003, options outstanding and exercisable were as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Life Remaining	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.36	135	1.2 years	$ 0.36	51	$ 0.36
1.47 - 2.00	488	2.8 years	1.79	409	1.74
4.00 - 5.85	1,075	9.2 years	5.71	60	4.83
6.71 - 9.66	281	8.9 years	8.20	90	8.32
10.59 - 14.63	1,835	7.9 years	11.93	568	12.26
19.50	169	7.5 years	19.50	84	19.50

	3,983			1,262

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

During the fiscal year ended March 31, 2003, we granted options to purchase 35 shares of our common stock to members of our advisory board. As a result, we recorded $82 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—1.54%, expected dividend yield—0.0%, expected life—2 years, and volatility—79%. We amortized $47 of this deferred compensation to expense for the year ended March 31, 2003.

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

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not employees of ours or any of our subsidiaries, for up to a total of 225 shares of our common stock.

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

Revenues by geographic destination and as a percentage of total revenues for fiscal years ended March 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Geographic Area by Destination
United States	$37,513	$35,392	$25,387
International	8,914	9,170	7,378

	$46,427	$44,562	$32,765

	2003	2002	2001
Geographic Area by Destination
United States	80.8%	79.4%	77.5%
International	19.2	20.6	22.5

	100.0%	100.0%	100.0%

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

18. Quarterly Financial Data (Unaudited)

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should be deferred to account for the value of certain free training offered by us to our customers and to change the classification of acquired technology. As a consequence, we have restated our consolidated financial statements for the fiscal years ended March 31, 2003, 2002, and 2001. See Note 19 for further discussion and additional information on the restatement. Our related quarterly financial information has been revised as follows:

Year Ended March31, 2003

	Three Months Ended
	June 30, 2002		September 30, 2002		December 31, 2002		March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$11,177	$11,153	$11,174	$11,112	$11,696	$11,804	$12,404	$12,380
Gross profit	9,307	9,158	9,480	9,292	9,920	9,902	10,568	10,397
Income from operations	338	314	485	423	813	921	1,084	1,060
Net income	449	432	561	513	753	834	995	980
Basic net income applicable per common share	$.02	$.02	$.03	$.03	$04	$.04	$.05	$.05
Diluted net income per common share	$.02	$.02	$.03	$.03	$.04	$.04	$.05	$.05

Year Ended March 31, 2002

	Three Months Ended
	June 30, 2001		September 30, 2001		December 31, 2001		March 31, 2002 (1)
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$11,130	$11,092	$11,275	$11,180	$10,973	$10,895	$11,378	$11,395
Gross profit	9,501	9,363	9,675	9,468	9,474	9,278	9,784	9,697
Income from operations	1,093	1,055	1,021	926	1,124	1,046	902	919
Net income	1,175	1,149	1,062	996	1,222	1,156	1,041	1,078
Basic net income applicable per common share	$.06	$.06	$.06	$.05	$06	$.06	$.05	$.06
Diluted net income per common share	$.06	$.06	$.05	$.05	$.06	$.06	$.05	$.05

(1)	Net income for the three months ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $282, or $.01 per common share.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

19. Restatement

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should be deferred to account for the value of certain free training offered by us to our customers. As a consequence, we have restated our consolidated financial statements for the fiscal years ended March 31, 2003, 2002, and 2001. For fiscal 2003, this restatement reduced our previously reported revenue from $46,451 to $46,427 and reduced our previously reported net income from $2,758 to $2,743, but had no effect on our previously reported diluted earnings per common share of $0.14. For fiscal 2002, this restatement reduced our previously reported revenue from $44,756 to $44,562 and reduced our previously reported net income from $4,500 to $4,379, but had no effect on our previously reported diluted earnings per common share of $0.22. For fiscal 2001, the restatement reduced our previously reported revenue from $32,944 to $32,765, reduced our previously reported net income from $2,880 to $2,769, and reduced our previously reported diluted earnings per common share from $0.16 to $0.15. The restatement also resulted in a decrease in new software license revenue of $881, $705, and $463 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively, and an increase in professional service revenues of $857, $511, and $284 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Deferred revenue at March 31, 2003 increased from $9,611 to $10,178 and at March 31, 2002 increased from $8,525 to $9,068. Retained earnings at March 31, 2003 decreased from $17,257 to $16,903 and at March 31, 2002 decreased from $14,499 to $14,160.

Our software arrangements typically include several elements sold together, such as software licenses, periodic unspecified license updates, technical support, consulting services, and training. Some of these services are undelivered elements until the services are performed. Revenue from software arrangements is allocated to each element in the arrangement using the residual method based upon the fair value of undelivered elements. This means that we defer a portion of the revenue from the arrangement equivalent to the fair value of the undelivered elements. When training has been a negotiated element of a software arrangement, even when provided for free, we have historically deferred the fair value of the training. However, as part of our marketing programs, we have also offered certain free training classes to channel partners, students, sales prospects, and customers on an “open-enrollment” basis. Historically, these “open-enrollment” training classes provided to customers were not valued and no deferral was made from software license sales. We concluded that the recognition of revenues from certain software arrangements should be revised to account for this “open-enrollment” free training. Specifically, we attributed a portion of revenue in certain arrangements to the free training, and then deferred the recognition of that revenue to the period during which the training was delivered.

Also, subsequent to the issuance of our consolidated financial statements as of March 31, 2003 we determined that amortization of acquired technology of $504 and $434 for fiscal 2003 and fiscal 2002, respectively, should be included as a cost of revenue rather than as an operating expense. This change has no impact on net income for any period. The accompanying consolidated financial statements have been restated to reflect this classification.

A summary of the significant effects of the restatement is as follows:

Consolidated Statement of Operations Data:

	Year Ended March 31, 2003		Year Ended March 31, 2002		Year Ended March 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$46,451	$46,427	$44,756	$44,562	$32,944	$32,765
Gross profit	39,275	38,747	38,434	37,806	27,799	27,620
Income before provision for income taxes	3,599	3,575	5,880	5,686	4,447	4,268
Net income	2,758	2,743	4,500	4.379	2,880	2,769
Basic net income applicable per common share	$.14	$.14	$.24	$.23	$.18	$.17
Diluted net income per common share	$.14	$.14	$.22	$.22	$.16	$.15

Consolidated Balance Sheet Data:

	As of March 31, 2003		As of March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred income taxes and other assets	$626	$839	$70	$231
Total assets	100,428	100,641	95,156	95,317
Deferred revenue	9,611	10,178	8,525	9,068
Retained earnings	17,257	16,903	14,499	14,160
Total stockholders’ equity	86,742	86,388	82,995	82,656

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

10.14	Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

21	Subsidiaries of the Registrant	Incorporated by reference from exhibit 21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003 as filed with the SEC on June 4, 2003

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K/A.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K/A.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K/A.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K/A.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K/A.

*	filed herewith