Form 10-Q
period 2003-06-30
OPNET TECHNOLOGIES INC
filed 2003-08-19
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number: 000-30931)

OPNET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	7372	52-1483235
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

7255 Woodmont Avenue

Bethesda, MD 20814

(Address of principal executive office)

(240) 497-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).  Yes  ☒  No  ☐

At June 30, 2003, there were outstanding 19,547,601 shares of common stock of the registrant.

	PART I
	FINANCIAL INFORMATION
ITEM		Page
1.	— Condensed Consolidated Financial Statements (unaudited)

	— Condensed Consolidated Balance Sheets as of June 30, and March 31, 2003	3

	— Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002*	4

	— Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002*	5

* The Condensed Consolidated Statement of Operations and Statement of Cash Flows for the Three Months ended June 30, 2002 have been restated as discussed in our Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed on August 19, 2003 and in Note 2 of the Notes to Condensed Consolidated Financial Statements contained herein.

	— Notes to Condensed Consolidated Financial Statements	6

2.	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	— Quantitative and Qualitative Disclosures About Market Risk	26

4.	— Controls and Procedures	26

	PART II
	OTHER INFORMATION
ITEM		Page
1.	— Legal Proceedings	27

2.	— Changes in Securities and Use of Proceeds	27

6.	— Exhibits and Reports on Form 8-K	27

	Signatures	28

	Exhibit Index	29

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,589	$70,251
Marketable securities	8,320	—
Accounts receivable, net of $394 and $333 in allowance for doubtful accounts at June 30 and March 31, 2003, respectively	6,615	6,420
Unbilled accounts receivable	1,614	933
Prepaid expenses and other current assets	1,047	1,412

Total current assets	82,185	79.016

Property and equipment, net	6,807	7,008
Intangible assets, net	1,442	1,566
Goodwill	12,212	12,212
Deferred income taxes and other assets	958	839

Total assets	$103,604	$100,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$599	$215
Accrued liabilities	3,163	2,756
Deferred and accrued income taxes	287	172
Deferred revenue	10,397	9,694

Total current liabilities	14,446	12,837

Notes payable	300	300
Deferred rent	726	632
Deferred revenue	560	484

Total liabilities	16,032	14,253

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—par value $0.001; 5,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2003	—	—
Common stock-par value $0.001; 100,000 authorized; 25,682 and 25,522 shares issued at June 30 and March 31, 2003, respectively; 19,548 and 19,388 shares outstanding at June 30 and March 31, 2003, respectively	26	26
Additional paid-in capital	74,058	73,600
Deferred compensation	(55)	(59)
Retained earnings	17,667	16,903
Accumulated other comprehensive (loss) income	(24)	18
Treasury stock, at cost 6,134 shares at June 30 and March 31, 2003	(4,100)	(4,100)

Total stockholders’ equity	87,572	86,388

Total liabilities and stockholders’ equity	$103,604	$100,641

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
		(As restated, see Note 2)
Revenues:
New software licenses	$6,166	$5,355
Software license updates and technical support	3,341	2,996
Professional services	2,798	2,802

Total revenues	12,305	11,153

Cost of revenues:
New software licenses	257	190
Software license updates and technical support	376	476
Professional services	1,537	1,204
Amortization of acquired technology	125	125

Total cost of revenues	2,295	1,995

Gross Profit	10,010	9,158

Operating expenses:
Research and development	3,197	3,141
Sales and marketing	4,527	4,518
General and administrative	1,382	1,185

Total operating expenses	9,106	8,844

Income from operations	904	314
Interest and other income, net	151	283

Income before provision for income taxes	1,055	597
Provision for income taxes	291	165

Net income	$764	$432

Basic net income per common share	$0.04	$0.02

Diluted net income per common share	$0.04	$0.02

Weighted average common shares outstanding (basic)	19,452	19,163

Weighted average common shares outstanding (diluted)	20,150	19,910

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net income	$764	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527	531
Provision for losses on accounts receivable	61	90
Deferred income taxes	132	(279)
Expense related to employee and other stock options	79	18
Changes in assets and liabilities:
Accounts receivable	(937)	(887)
Prepaid expenses and other current assets	252	(61)
Refundable income taxes	—	940
Other assets	(138)	62
Accounts payable	384	26
Accrued liabilities	407	(129)
Accrued income taxes	115	(53)
Deferred revenue	779	154
Deferred rent	94	66

Net cash provided by operating activities	2,519	910

Cash flows from investing activities:
Purchase of property and equipment	(201)	(204)
Purchase of investments	(8,320)	—

Net cash used in investing activities	(8,521)	(204)

Cash flows from financing activities:
Proceeds from exercise of common stock options	231	156
Proceeds from issuance of common stock under employee stock purchase plan	147	165

Net cash provided by financing activities	378	321

Effect of exchange rate changes on cash and cash equivalents	(38)	11

Net (decrease) increase in cash and cash equivalents	(5,662)	1,038

Cash and cash equivalents, beginning of period	70,251	62,240

Cash and cash equivalents, end of period	$64,589	$63,278

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation, Nature of Operations, and Significant Accounting Policies

OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a leading provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration auditing; network capacity and resiliency planning; application deployment planning; systems capacity planning; and network technology R&D. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Reading, United Kingdom; and Sydney, Australia; third-party distributors, and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

The accompanying condensed consolidated financial statements include our results and the results of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC. The March 31, 2003 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for the three months ended June 30, 2003 may not be indicative of the operating results for the full fiscal year or any other future period.

Reclassifications. Fees and costs associated with the sale of periodic unspecified product updates (“license updates”) and technical support have been combined and presented as “Software license updates and technical support” in the accompanying consolidated statements of operations. License update revenues of $1.65 million for the quarter ended June 30, 2002 were reclassified from license revenues to software license updates and technical support revenues. Cost of license update revenues of $10,000 for the quarter ended June 30, 2002 were reclassified from cost of license revenues to cost of software license updates and technical support revenues. Technical support revenues of $1.34 million for the quarter ended June 30, 2002 were reclassified from services revenue to software license updates and technical support. Cost of technical support revenues of $466,000 for the quarter ended June 30, 2002 were reclassified from cost of service revenues to cost of software license updates and technical support.

Investments. We consider all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. We have determined that all of our marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets under the caption “Accumulated other comprehensive (loss) income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity using the effective interest method. Such amortization is included in the “Interest and other income, net” line item on the accompanying Condensed Consolidated Statements of Operations. Realized gains and losses on available-for-sale securities are included in the “Interest and other income, net” line item on the Condensed Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest and other income, net” line item on the Consolidated Statements of Operations.

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

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

The following table illustrates the effect on net income and related net income per share for the three months ended June 30, 2003 and 2002, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income	$764	$432
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	18

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(991)	(867)

Pro forma net income (loss)	$(218)	$(417)

Basic net income (loss) per common share:
As reported	$.04	$.02
Pro forma	$(.01)	$(.02)

Diluted net income (loss) per common share:
As reported	$.04	$.02
Pro forma	$(.01)	$(.02)

2.	Restatement

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should have been deferred to account for the value of certain free training offered to our customers. We also determined that amortization of acquired technology should be included as a cost of revenue rather than as an operating expense. As a consequence, our consolidated financial statements for the three months ended June 30, 2002 have been restated. For the quarter ended June

30, 2002, this restatement reduced our previously reported revenue from $11,177,000 to $11,153,000 and reduced our previously reported net income from $449,000 to $432,000, but had no effect on our previously reported diluted earnings per common share of $0.02. The restatement resulted in a decrease in new software license revenues of $175,000 for the quarter ended June 30, 2002 and an increase in professional service revenues of $151,000 for the quarter ended June 30, 2002.

The effect of the reclassification of amortization of acquired technology was to increase previously reported cost of revenues and reduce previously reported gross profit by $125,000 for the quarter ended June 30, 2002. This reclassification of amortization of acquired techology had no impact on previously reported net income.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheet Data:	At June 30, 2002
	As Previously Reported	As Restated
	(in thousands)
Other assets	$405	$616
Total assets	95,990	96,201
Deferred revenue	8,655	9,222
Retained earnings	14,948	14,592
Total stockholders’ equity	83,789	83,433

Condensed Consolidated Statement of Operations Data:	Three Months Ended June 30, 2002
	As Previously Reported	As Restated
	(in thousands, except per share data)
Revenues	$11,177	$11,153
Gross profit	9,307	9,158
Income before provision for income taxes	621	597
Net income	449	432
Basic net income per common share	$.02	$.02
Diluted net income per common share	$.02	$.02

3.	Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2003	At March 31, 2003
	(in thousands)
Acquired technology	$2,501	$2,501
Accumulated amortization	(1,059)	(935)

Intangible assets, net	$1,442	$1,566

Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense for the three months ended June 30, 2003 and 2002 of $125,000 in each period. Amortization expense from acquired technology is included in cost of revenues in the Condensed Consolidated Statements of Operations. We expect amortization expense of $500 in each of the fiscal years ending March 31, 2004, 2005 and 2006, and $66 for the year ending March 31, 2007.

4.	Credit Agreements

Effective June 10, 2002, we entered into a $10.0 million credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue a letter of credit for approximately $2.8 million to satisfy the security deposit requirements for our corporate office lease. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of June 30, 2003, we had no borrowings under the available credit facility.

5.	Stockholders’ Equity

During the three months ended June 30, 2003, we received proceeds of approximately $231,000 and issued 138,464 shares of common stock, respectively, pursuant to employee exercises of stock options. During the three months ended June 30, 2003 employees purchased 20,939 shares of common stock under the 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $147,000.

6.	Net Income per Common Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Income (Numerator):
Net income (basic and diluted)	$764	$432

Shares (Denominator):
Weighted average shares outstanding (basic)	19,452	19,163
Plus:
Effect of other dilutive securities—options	698	747

Weighted average shares outstanding (diluted)	20,150	19,910

Net income per common share:
Basic net income per common share	$0.04	$0.02
Diluted net income per common share	$0.04	$0.02

7.	Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 44% and 39% of total revenues for the three months ended June 30, 2003 and 2002, respectively. Substantially all assets were held in the United States at June 30 and March 31, 2003. Revenues by geographic destination and as a percentage of total revenues is as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Geographic Area by Destination:
United States	$9,796	$9,068
International	2,509	2,085

Total revenue	$12,305	$11,153

Geographic Area by Destination:
United States	79.6%	81.3%
International	20.4	18.7

Total revenue	100.0%	100.0%

8.	Supplemental Cash Flow Information

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$182	$—
Cash paid for interest	4	—

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized loss on marketable securities. Total comprehensive income is summarized as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net income	$764	$432
Foreign currency translation adjustments	(38)	11
Unrealized loss on marketable securities	(4)	—

Total comprehensive income	$722	$443

10.	Commitments and Contingencies

We are involved in various claims and legal proceedings arising from our normal operations. We do not expect those matters, individually or in the aggregate, to have a material effect on our financial condition or results of operations.

11.	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement was effective for guarantees issued or modified after December 31, 2002. We adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We currently do not hedge foreign exchange rate risk. Accordingly, we do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations for the three months ended June 30, 2003 (Quarter 2004) and 2002 (Quarter 2003), and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC.

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

Overview

Revenues. We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and excludes revenues derived from software license updates, which are included in software license updates and technical support revenues. The majority of our new software license revenues consist of perpetual license sales of our software products. Software license updates and technical support revenues represent fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. We offer professional services, generally under fixed-price agreements, primarily to provide product customization and enhancements and to facilitate the adoption of our technology.

Revenues from sales outside of the United States represented 20.4%, and 18.7% of our total revenues in Quarter 2004 and Quarter 2003, respectively. Sales outside the United States were primarily made through our Paris, France and Reading, United Kingdom offices as well as third-party distributors and value-added resellers, who are generally responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Reclassifications

Revenue and costs associated with the sale of license updates and technical support have been combined and presented as “Software license updates and technical support” in the accompanying consolidated statements of operations. These reclassifications had no impact on total revenues, net income, or net income per common share for Quarter 2003. See Note 1 – “Significant Accounting Policies—Reclassifications” in the accompanying notes to our condensed consolidated financial statements for additional information regarding the reclassifications.

Restatement

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three months ended June 30, 2002.

Results of Operations

The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2003	2002
Revenues:
New software licenses	50.1%	48.0%
Software license updates and technical support	27.2	26.9
Professional services	22.7	25.1

Total revenues	100.0	100.0

Cost of revenues:
New software licenses	2.1	1.7
Software license updates and technical support	3.1	4.3
Professional services	12.5	10.8
Amortization of acquired technology	1.0	1.1

Total cost of revenues	18.7	17.9

Gross Profit	81.3	82.1

Operating expenses:
Research and development	26.0	28.2
Sales and marketing	36.8	40.5
General and administrative	11.2	10.6

Total operating expenses	74.0	79.3

Income from operations	7.3	2.8
Interest and other income, net	1.3	2.6

Income before provision for income taxes	8.6	5.4
Provision for income taxes	2.4	1.5

Net income	6.2%	3.9%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended June 30,
	2003	2002
Cost of new software licenses revenues	4.2%	3.6%
Cost of software license updates and technical support revenues	11.3	15.9
Cost of professional services revenues	54.9	43.0

Revenues

New Software License Revenues. New software license revenues were $6.2 million and $5.4 million in Quarter 2004 and

Quarter 2003, respectively, representing an increase of 15.1%. The growth in sales was primarily due to higher sales volumes to enterprise and U.S. government customers of OPNET IT Guru, ACE, ACE Decode Module, OPNET SP Guru, and OPNET VNE Server, which was launched in Quarter 2003. However, revenue contributions from the latter were partially offset by discounts associated with pricing strategies and product bundling in Quarter 2004.

We may experience a slower rate of growth, or even a decline, in overall new software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $3.3 million and $3.0 million in Quarter 2004 and Quarter 2003, respectively, representing an increase of 11.5%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase reflects the increases in the overall customer installed base as compared to the prior year.

We may experience a slower rate of growth, or even a decline, in overall software license updates and technical support revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Professional Service Revenues. Professional service revenues were $2.8 million in both Quarter 2004 and Quarter 2003. For Quarter 2004, a slight decrease in consulting revenue due to a decline in billable hours was offset by higher training revenue. Consulting services revenues comprise 84.6% and 88.3% of professional services revenue for Quarter 2004 and Quarter 2003, respectively. A consulting contract with the U.S. Department of Defense that contributed 31.7% of professional service revenues for the three months ended June 30, 2002 expired on December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program and we were awarded a new contract in January 2003. The initial funding under this contract for calendar year 2003 is $2.2 million, compared to $3.2 million in calendar year 2002. There are four successive option years under this contract which may be exercised by the U.S. Department of Defense at its discretion. In the event that we are not awarded additional funding under this contract, our results of operations could be adversely impacted. Engagements with U.S. government agencies contributed significantly to the demand for our consulting services in Quarter 2004 and Quarter 2003, respectively.

We do not expect significant growth in our professional service revenues in the near-term due to the mix of consulting contracts. Our ability to grow professional service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

International Revenues. Our international revenues increased 20.3% to $2.5 million, or 20.4% of total revenues, for Quarter 2004 from $2.1 million, or 18.7% of total revenues, for Quarter 2003. Our international revenues are primarily generated in Europe and Japan. During Quarter 2003, we expanded our operations outside the United States. International revenues in Quarter 2004 benefited from our expansion. The challenging global economy can lengthen our sales cycle for international customers and therefore impact the timing of sales orders. We believe that we will need to further expand our international sales, marketing and customer service functions to increase international revenue and we expect to continue experiencing fluctuations of international revenues in the future.

Cost of Revenues

Cost of new software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of software license updates and technical support revenues consists of royalties, media, distribution costs, and personnel-related costs in providing technical support to our customers. Cost of professional service revenues consists primarily of personnel-related costs in providing consulting and training to customers. Gross margin on new software license revenues is substantially higher than gross margin on professional service revenues, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. Beginning in fiscal 2002, these acquired technologies are being amortized on a straight-line basis over five years. Amortization expense from acquired technology for Quarter 2004 and Quarter 2003 was $125,000 in both periods and was included in the cost of revenues in the condensed consolidated statements of operations.

Cost of New Software License Revenues. Cost of new software license revenues were $257,000 and $190,000 in Quarter 2004 and Quarter 2003, respectively. Gross margin on new software license revenues decreased to 95.8% for Quarter 2004 from 96.5% for Quarter 2003. The increase in cost of software license revenues and the resulting lower gross margins in Quarter 2004 were primarily due to an increase in sales requiring royalty payments under licensing agreements.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $376,000 and $476,000 in Quarter 2004 and Quarter 2003, respectively. Gross margin on software license updates and technical support revenues increased to 88.7% for Quarter 2004 from 84.1% for Quarter 2003. This decline in costs and the improvement in gross margins were due to a reduction in overhead costs applicable to technical support.

Cost of Professional Service Revenues. Cost of professional service revenues were $1.5 million and $1.2 million in Quarter 2004 and Quarter 2003, respectively. Cost of professional service revenues increased 27.7% in Quarter 2004 from Quarter 2003. Gross margin on professional service revenues decreased to 45.1% for Quarter 2004 from 57.0% for Quarter 2003. The increase in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in overhead costs and certain costs associated with specific consulting engagements such as travel costs. We expect cost of professional services revenues as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $3.2 million and $3.1 million in Quarter 2004 and Quarter 2003, respectively, representing an increase of 1.8%. In Quarter 2004, costs were increased due to higher personnel costs, but these costs were offset by lower overhead costs. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We expect that the absolute dollar amount of these expenditures will continue to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

Sales and Marketing. Sales and marketing expenses were $4.5 million in both Quarter 2004 and Quarter 2003. In Quarter 2004, sales and marketing expenses were increased over Quarter 2003 due to increased commission costs associated with growth in revenues. These increases were offset by decreases in lower travel and entertainment expenses, conference costs and advertising expenses. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenues in future periods.

General and Administrative. General and administrative expenses were $1.4 million and $1.2 million in Quarter 2004 and Quarter 2003, respectively. The 16.6% increase was primarily due to higher personnel costs, insurance expense, and software maintenance costs associated with new financial systems that were deployed in April 2003. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors.

Interest and Other Income, Net

Interest and other income, net were $151,000 and $283,000 in Quarter 2004 and Quarter 2003, respectively. The decrease in each period was primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the periods.

Provision for Income Taxes

Our effective tax rates were 28% for both Quarter 2004 and Quarter 2003. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of June 30, 2003, we had cash and cash equivalents totaling $64.6 million.

Cash provided by operating activities was $2.5 million and $910,000 for Quarter 2004 and Quarter 2003, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense and changes in operating assets and liabilities. The increase in cash provided by operations in Quarter 2004 from Quarter 2003 was attributable to an increase in accrued liabilities associated with expanded operations, including deferred revenue, and increased income taxes payable. Cash flow from operating activities for Quarter 2003 benefited from a reduction in refundable income taxes of $940,000 primarily due to the collection of refundable income taxes in Quarter 2003 from tax credits for incremental research expenditures and no requirement for a federal income tax installment payment in Quarter 2003 as payments made prior to Quarter 2003 were applied to the current income tax provision.

Cash used in investing activities was $8.5 million and $204,000 for Quarter 2004 and Quarter 2003, respectively. For Quarter 2004, funds were used to purchase marketable securities of $8.3 million and to purchase property and equipment of $201,000. For Quarter 2003, funds were used to purchase property and equipment of $204,000.

Cash provided by financing activities was $378,000 and $321,000 for Quarter 2004 and Quarter 2003, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As discussed in Note 3 to our condensed consolidated financial statements, we have a $10.0 million credit facility with a commercial bank, which expires in June 2004. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $2.8 million of this facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. We had no outstanding borrowings under this line of credit facility as of June 30, 2003.

As of June 30, 2003, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement was effective for guarantees issued or modified after December 31, 2002. We adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging

Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We currently do not hedge foreign exchange rate risk. Accordingly, we do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of June 30, 2003, accounts receivable totaled $6.6 million, net of an allowance for doubtful accounts of $394,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisition of NetMaker in March 2001 and WDM NetDesign in January 2002. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for recoverability. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of June 30, 2003, intangible assets totaled $1.4 million, net of accumulated amortization of $1.1 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of June 30, 2003, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in Quarter 2004 and Quarter 2003.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 44% and 39% of our total revenues for Quarter 2004 and 2003, respectively. Government sales entail a variety of risks including:

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. Our outstanding notes payable have fixed interest rates and their carrying values approximate fair value. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or notes payable.

A majority of our revenue transactions outside the United States are denominated in U.S. dollars. The operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

As of June 30, 2003, the proceeds from the offering were used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits: See Exhibit Index

B.	Reports on Form 8-K

Current Report on Form 8-K furnished to the SEC on April 28, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K rather than “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K pursuant SEC Release No. 33-8216.

Current Report on Form 8-K furnished to the SEC on July 29, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K rather than “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K pursuant SEC Release No. 33-8216.

Current Report on Form 8-K furnished to the SEC on August 14, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K.

Current Report on Form 8-K furnished to the SEC on August 19, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K rather than “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K pursuant SEC Release No. 33-8216.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

Date: August 19, 2003	By:	/s/ JOSEPH W. KUHN
	Name:	Joseph W. Kuhn
	Title:	Vice President of Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

10.14	Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith