Form 10-Q
period 2003-09-30
OPNET TECHNOLOGIES INC
filed 2003-11-13
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number: 000-30931)

OPNET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7372 (Primary Standard Industrial Classification Code Number)	52-1483235 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes  ☒  No  ☐

At November 3, 2003, there were outstanding 19,712,756 shares of common stock of the registrant.

	PART I FINANCIAL INFORMATION
ITEM		Page

1.	— Condensed Consolidated Financial Statements (unaudited)

	— Condensed Consolidated Balance Sheets as of September 30, and March 31, 2003	3

	— Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2003 and 2002*	4

	— Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2003 and 2002*	5

*  The Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2002 and the Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2002 have been restated as discussed in our Annual Report on Form 10-K/A for the year Ended March 31, 2003 as filed on August 19, 2003 and in Note 2 of the Notes to Condensed Consolidated Financial Statements contained herein.

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

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2003	March 31, 2003
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$28,073	$70,251
Marketable securities	45,452	—
Accounts receivable, net of $359 and $333 in allowance for doubtful accounts at September 30 and March 31, 2003, respectively	9,445	6,420
Unbilled accounts receivable	1,692	933
Prepaid expenses and other current assets	1,822	1,412

Total current assets	86,484	79,016
Property and equipment, net	6,541	7,008
Intangible assets, net	1,317	1,566
Goodwill	12,212	12,212
Deferred income taxes and other assets	852	839

Total assets	$107,406	$100,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302	$215
Accrued liabilities	3,683	2,756
Deferred and accrued income taxes	406	172
Deferred revenue	10,761	9,694

Total current liabilities	16,152	12,837
Notes payable	300	300
Deferred rent	820	632
Deferred revenue	622	484

Total liabilities	17,894	14,253

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock-par value $0.001; 5,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2003	—	—
Common stock-par value $0.001; 100,000 authorized; 25,815 and 25,522 shares issued at September 30 and March 31, 2003, respectively; 19,681 and 19,388 shares outstanding at September 30 and March 31, 2003, respectively	26	26
Additional paid-in capital	74,627	73,600
Deferred compensation	(19)	(59)
Retained earnings	19,011	16,903
Accumulated other comprehensive (loss) income	(33)	18
Treasury stock, at cost—6,134 shares at September 30 and March 31, 2003	(4,100)	(4,100)

Total stockholders’ equity	89,512	86,388

Total liabilities and stockholders’ equity	$107,406	$100,641

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
New software licenses	$6,708	$4,884	$12,874	$10,239
Software license updates and technical support	3,626	3,130	6,967	6,126
Professional services	3,067	3,098	5,865	5,900

Total revenues	13,401	11,112	25,706	22,265

Cost of revenues:
New software licenses	231	190	488	380
Software license updates and technical support	367	428	743	904
Professional services	1,717	1,076	3,254	2,280
Amortization of acquired technology	125	126	250	251

Total cost of revenues	2,440	1,820	4,735	3,815

Gross profit	10,961	9,292	20,971	18,450

Operating expenses:
Research and development	3,109	3,234	6,306	6,375
Sales and marketing	4,553	4,452	9,080	8,970
General and administrative	1,388	1,183	2,770	2,368

Total operating expenses	9,050	8,869	18,156	17,713

Income from operations	1,911	423	2,815	737
Interest and other income, net	150	241	301	524

Income before provision for income taxes	2,061	664	3,116	1,261
Provision for income taxes	717	151	1,008	316

Net income	$1,344	$513	$2,108	$945

Basic net income per common share	$0.07	$0.03	$0.11	$0.05

Diluted net income per common share	$0.07	$0.03	$0.10	$0.05

Basic weighted average common shares outstanding	19,603	19,263	19,528	19,213

Diluted weighted average common shares outstanding	20,479	19,918	20,310	19,879

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net income	$2,108	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050	1,059
Provision for losses on accounts receivable	61	180
Deferred income taxes	121	(276)
Expense related to employee and other stock options	114	29
Changes in assets and liabilities:
Accounts receivable	(3,845)	449
Prepaid expenses and other current assets	(531)	(532)
Refundable income taxes	—	827
Other assets	(13)	(70)
Accounts payable	1,087	99
Accrued liabilities	927	20
Accrued income taxes	234	35
Tax benefit from exercise of stock options	—	179
Deferred revenue	1,205	315
Deferred rent	188	132

Net cash provided by operating activities	2,706	3,391

Cash flows from investing activities:
Purchase of property and equipment	(333)	(352)
Purchase of investments	(45,452)	—

Net cash used in investing activities	(45,785)	(352)

Cash flows from financing activities:
Proceeds from exercise of common stock options	806	206
Proceeds from issuance of common stock under employee stock purchase plan	147	165

Net cash provided by financing activities	953	371

Effect of exchange rate changes on cash and cash equivalents	(52)	(11)

Net (decrease) increase in cash and cash equivalents	(42,178)	3,399
Cash and cash equivalents, beginning of period	70,251	62,240

Cash and cash equivalents, end of period	$28,073	$65,639

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation, Nature of Operations, and Significant Accounting Policies

OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a leading provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration auditing; network capacity and resiliency planning; application deployment planning; and network technology R&D. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Reading, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

The accompanying condensed consolidated financial statements include our results and the results of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC. The March 31, 2003 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and six months ended September 30, 2003 may not be indicative of the operating results for the full fiscal year or any other future period.

Reclassifications. Fees and costs associated with the sale of periodic unspecified product updates (“license updates”) and technical support have been combined and presented as “Software license updates and technical support” in the accompanying condensed consolidated statements of operations. License update revenues of $2.0 million and $3.7 million for the three and six months ended September 30, 2002, respectively, were reclassified from license revenues to software license updates and technical support revenues. Cost of license update revenues of $14,000 and $24,000 for the three and six months ended September 30, 2002, respectively, were reclassified from cost of license revenues to cost of software license updates and technical support revenues. Technical support revenues of $1.1 million and $2.4 million for the three and six months ended September 30, 2002, respectively, were reclassified from service revenues to software license updates and technical support revenues. Cost of technical support revenues of $414,000 and $880,000 for the three and six months ended September 30, 2002, respectively, were reclassified from cost of service revenues to cost of software license updates and technical support revenues.

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

Indemnifications. Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on allegations that our software products infringe the intellectual property rights of a third party. The indemnification is limited to the amount paid by the customer. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance or financial condition.

Our standard license agreement includes a warranty provision for software products. We generally warrant for the first ninety days after delivery that the software will operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. We provide for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, we have not had any material costs associated with these warranties.

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits the use of either a fair-value based method or the intrinsic value method provided in APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share for the three and six months ended September 30, 2003 and 2002, as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income	$1,344	$513	$2,108	$945
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	12	17	29
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(975)	(937)	(1,966)	(1,805)

Pro forma net income (loss)	$378	$(412)	$159	$(831)

Basic net income (loss) per common share:
As reported	$0.07	$0.03	$0.11	$0.05
Pro forma	$0.02	$(0.02)	$0.01	$(0.04)
Diluted net income (loss) per common share:
As reported	$0.07	$0.03	$0.10	$0.05
Pro forma	$0.02	$(0.02)	$0.01	$(0.04)

2.	Restatement

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should have been deferred to account for the value of certain free training offered to our customers. We also determined that amortization of acquired technology should be included as a cost of revenue rather than as an operating expense. As a consequence, our consolidated financial statements for the three and six months ended September 30, 2002, have been restated. For the three months ended September 30, 2002, this restatement reduced our previously reported revenue from $11,174,000 to $11,112,000 and reduced our previously reported net income from $561,000 to $513,000, but had no effect on our previously reported diluted earnings per common share of $0.03. For the six months ended September 30, 2002, this restatement reduced our previously reported revenue from $22,351,000 to $22,265,000 and reduced our previously reported net income from $1,010,000 to $945,000, but had no effect on our previously reported diluted earnings per common share of $0.05. The restatement resulted in a decrease in new software license revenues of $256,000 and an increase in professional service revenues of $194,000 for the three months ended September 30, 2002. The restatement resulted in a decrease in new software license revenues of $431,000 and an increase in professional services revenues of $345,000 for the six months ended September 30, 2002.

The effect of the reclassification of amortization of acquired technology was to increase previously reported cost of revenues and reduce previously reported gross profit by $126,000 and $251,000 for the three and six months ended September 30, 2002, respectively. This change has no impact on net income.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Statement of Operations Data:	Three Months Ended September 30, 2002		Six Months Ended September 30, 2002
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenues	$11,174	$11,112	$22,351	$22,265
Gross profit	9,480	9,292	18,787	18,450
Income before provision for income taxes	726	664	1,347	1,261
Net income	561	513	1,010	945
Basic net income per common share	$.03	$.03	$.05	$.05
Diluted net income per common share	$.03	$.03	$.05	$.05

3.	Marketable Securities

Marketable securities as of September 30, 2003, consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(in thousands)
Corporate bonds and notes	$14,549	$2	$3	$14,548
U.S. Government agencies	31,903	8	7	31,904

	46,452	10	10	46,452
Less: Cash equivalents	1,000	—	—	1,000

Marketable securities	$45,452	$10	$10	$45,452

Our marketable securities have maturity dates of less than one year.

4.	Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2003	At March 31, 2003
	(in thousands)
Acquired technology	$2,501	$2,501
Accumulated amortization	(1,184)	(935)

Intangible assets, net	$1,317	$1,566

Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense for the three months ended September 30, 2003 and 2002 of $125,000 and $126,000, respectively. Amortization expense for the six months ended September 30, 2003 and 2002 was $250,000 and $251,000, respectively. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We expect amortization expense of $500,000 in each of the fiscal years ending March 31, 2004, 2005 and 2006, and $66,000 for the year ending March 31, 2007.

5.	Credit Agreement

Effective June 10, 2002, we entered into a $10.0 million credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2.8 million to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord has the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of September 30, 2003, we had no borrowings under the available credit facility, and available borrowings at that date were $4.9 million.

6.	Stockholders’ Equity

During the six months ended September 30, 2003, we received proceeds of approximately $806,000 and issued 271,073 shares of common stock, pursuant to employee exercises of stock options. During the six months ended September 30, 2003 employees purchased 21,354 shares of common stock under the 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $147,000.

7.	Net Income per Common Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income (Numerator):
Basic and diluted net income	$1,344	$513	$2,108	$945

Shares (Denominator):
Weighted average shares outstanding (basic)	19,603	19,263	19,528	19,213
Plus:
Effect of other dilutive securities—options	876	655	782	666

Weighted average shares outstanding (diluted)	20,479	19,918	20,310	19,879

Net income per common share:
Basic	$0.07	$0.03	$0.11	$0.05
Diluted	$0.07	$0.03	$0.10	$0.05

We had options for the purchase of 1,109,514 and 2,221,514 common shares that were excluded from the diluted average shares outstanding for the three months ended September 30, 2003 and 2002, respectively and 1,930,214 and 2,189,514 common shares for the six months ended September 30, 2003 and 2002, respectively.

8.	Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. Government agencies were approximately 45% and 41% of total revenues for the three months ended September 30, 2003 and 2002, respectively. Revenues from transactions with U.S. Government agencies were approximately 45% and 40% for the six months ended September 30, 2003 and 2002, respectively. Substantially all assets were held in the United States at September 30 and March 31, 2003. Revenues by geographic area and as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Geographic Area:
United States	$10,836	$9,309	$20,632	$18,377
International	2,565	1,803	5,074	3,888

Total revenue	$13,401	$11,112	$25,706	$22,265

Geographic Area:
United States	80.9%	83.8%	80.3%	82.5%
International	19.1	16.2	19.7	17.5

Total revenue	100.0%	100.0%	100.0%	100.0%

9. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Cash paid for:
Income taxes	$667	$ 4
Interest	44	53

10. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain on marketable securities. Total comprehensive income is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income	$1,344	$513	$2,108	$945
Foreign currency translation adjustments	(13)	(22)	(51)	(11)
Unrealized gain on marketable securities	4	—	—	—

Total comprehensive income	$1,335	$491	$2,057	$934

11. Commitments and Contingencies

We are involved in various claims and legal proceedings arising from our normal operations. We do not expect those matters, individually or in the aggregate, to have a material effect on our financial condition or results of operations.

12. New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement was effective for guarantees issued or modified after December 31, 2002. We adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We currently do not hedge foreign exchange rate risk nor have we entered into any derivative instruments or transactions that are subject to SFAS No. 133 or SFAS No. 149. We adopted SFAS No. 149, effective July 1, 2003. The adoption of this standard did not have an effect on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are not currently a party to any of the types of financial instruments that are subject to SFAS No. 150.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC.

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

Overview

We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. The majority of our new software license revenues consist of perpetual license sales of our software products. Software license updates and technical support revenues represent fees associated with the sale of license updates and technical support under our maintenance agreements. We offer professional services, generally under fixed-price agreements, primarily to provide product customization and enhancements and to facilitate the adoption of our technology.

Revenues from sales outside of the United States represented 19.1%, and 16.2% of our total revenues for the three months ended September 30, 2003 and 2002, respectively. Revenues from sales outside of the United States represented 19.7% and 17.5% of our total revenues for the six months ended September 30, 2003 and 2002, respectively. Sales outside the United States were made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Reclassifications

Revenues and costs associated with the sale of license updates and technical support have been combined and presented as “Software license updates and technical support” in the accompanying condensed consolidated statements of operations. These reclassifications had no impact on total revenues, net income, or net income per common share for the three and six months ended September 30, 2002. See Note 1 – “Significant Accounting Policies—Reclassifications” in the accompanying notes to our condensed consolidated financial statements for additional information regarding the reclassifications.

Restatement

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three and six months ended September 30, 2002. This Management’s Discussion and Analysis reflects the restatement.

Results of Operations

The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
New software licenses	50.0%	44.0%	50.1%	46.0%
Software license updates and technical support	27.1	28.1	27.1	27.5
Professional services	22.9	27.9	22.8	26.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
New software licenses	1.7	1.7	1.9	1.7
Software license updates and technical support	2.8	3.9	2.9	4.1
Professional services	12.8	9.7	12.6	10.2
Amortization of acquired technology	0.9	1.1	1.0	1.1

Total cost of revenues	18.2	16.4	18.4	17.1

Gross profit	81.8	83.6	81.6	82.9

Operating expenses:
Research and development	23.2	29.1	24.5	28.6
Sales and marketing	34.0	40.1	35.3	40.3
General and administrative	10.3	10.6	10.8	10.7

Total operating expenses	67.5	79.8	70.6	79.6

Income from operations	14.3	3.8	11.0	3.3
Interest and other income, net	1.1	2.2	1.1	2.4

Income before provision for income taxes	15.4	6.0	12.1	5.7
Provision for income taxes	5.4	1.4	3.9	1.5

Net income	10.0%	4.6%	8.2%	4.2%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Cost of Revenues:	2003	2002	2003	2002
New software licenses	3.4%	3.9%	3.8%	3.7%
Software license updates and technical support	10.1	13.7	10.7	14.8
Professional services	56.0	34.7	55.5	38.6

Revenues

New Software License Revenues. New software license revenues were $6.7 million and $4.9 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of 37.3%. New software revenues were $12.9 million and $10.2 million for the six months ended September 30, 2003 and 2002, respectively, representing an increase of 25.7%. The growth in sales was primarily due to higher sales volumes to enterprise and U.S. Government customers of OPNET IT Guru, ACE, ACE Decode Module and OPNET SP Guru, which were available throughout all of the periods presented, as well as OPNET VNE Server, which was launched in June 2002. However, revenue contributions from higher sales volumes were partially offset by discounts associated with pricing strategies and product bundling in the three and six months ended September 30, 2003.

We may experience a slower rate of growth, or even a decline, in overall new software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $3.6 million and $3.1 million in the three months ended September 30, 2003 and 2002, respectively, representing an increase of 15.8%. Software license updates and technical support revenues were $7.0 million and $6.1 million in the six months ended September 30, 2003 and 2002, respectively, representing an increase of 13.7%. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increases reflect the growth in the overall customer installed base as compared to the prior periods.

We may experience a slower rate of growth, or even a decline, in overall software license updates and technical support revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Professional Service Revenues. Professional service revenues were $3.1 million in both the three months ended September 30, 2003 and 2002. Consulting services revenue accounted for 88.7% and 91.5% of professional service revenues for the three months ended September 30, 2003 and 2002, respectively. Professional service revenues were $5.9 million in both the six months ended September 30, 2003 and 2002. For the six months ended September 30, 2003 and 2002, consulting services revenue accounted for 86.8% and 90.0% of professional service revenues, respectively. For the three and six months ended September 30, 2003, the decreases in consulting services revenue were offset by higher training revenue. A consulting contract with the U.S. Department of Defense that contributed 33.6% and 32.7% of professional service revenues for the three and six months ended September 30, 2002, respectively, expired on December 31, 2002. The U.S. Department of Defense issued a request for proposal for this program and we were awarded a new contract in January 2003. The initial funding under this contract for calendar year 2003 is $2.2 million, compared to $3.2 million in calendar year 2002. There are four successive option years under this contract, which may be exercised by the U.S. Department of Defense at its discretion. In the event that we are not awarded additional funding under this contract, our results of operations could be adversely impacted. Engagements with U.S. government agencies contributed significantly to the demand for our consulting services for the three and six months ended September 30, 2003 and 2002.

Our ability to grow professional service revenues will be dependent on our ability to expand our installed base of customers and our ability to maintain several large consulting contracts with U.S. government agencies.

International Revenues. Our international revenues increased 42.3% to $2.6 million, or 19.1% of total revenues, for the three months ended September 30, 2003 from $1.8 million, or 16.2% of total revenues, for the three months ended September 30, 2002. Our international revenues increased 30.5% to $5.1 million, or 19.7% of total revenues, for the six months ended September 30, 2003 from $3.9 million, or 17.5% of total revenues, for the six months ended September 30, 2002. Our international revenues are primarily generated in Europe and Japan. The challenging global economy can lengthen our sales cycle for international customers and therefore impact the timing of sales orders. We believe that we will need to further expand our international sales, marketing and customer service functions to increase international revenues. We expect to continue experiencing fluctuations of international revenues in the future.

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

In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. These acquired technologies are being amortized on a straight-line basis over five years. Amortization expense from acquired technology for the three months ended September 30, 2003 and September 30, 2002, was $125,000 and $126,000, respectively. Amortization expense from acquired technology for the six months ended September 30, 2003 and 2002, was $250,000 and $251,000, respectively.

Cost of New Software License Revenues. Cost of new software license revenues was $231,000 and $190,000 in the three months ended September 30, 2003 and 2002, respectively. Gross margin on new software license revenues increased to 96.6% for the three months ended September 30, 2003 from 96.1% for the three months ended September 30, 2002. The increase in gross margins for the three months ended September 30, 2003 was due to an increase in revenue and proportionately fewer license sales requiring royalty payments. Cost of new software license revenues was $488,000 and $380,000 for the six months ended September 30, 2003 and 2002, respectively. Gross margin on new software license revenues decreased slightly to 96.2% for the six months ended September 30, 2003 from 96.3% for the six months ended September 30, 2002.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues was $367,000 and $428,000 in the three months ended September 30, 2003 and 2002, respectively. Gross margin on software license updates and technical support revenues increased to 89.9% for the three months ended September 30, 2003 from 86.3% for the three months ended September 30, 2002. Cost of software license updates and technical support revenues was $743,000 and $904,000 for the six months ended September 30, 2003 and 2002, respectively. Gross margin on software license updates and technical support revenues increased to 89.3% for the six months ended September 30, 2003 from 85.2% for the six months ended September 30, 2002. The improvements in gross margin on software license updates and technical support revenues were due to higher revenues and lower costs.

Cost of Professional Service Revenues. Cost of professional service revenues was $1.7 million and $1.1 million in the three months ended September 30, 2003 and 2002, respectively. Gross margin on professional service revenues decreased to 44.0% for the three months ended September 30, 2003 from 65.3% for the three months ended September 30, 2002. Cost of professional service revenues was $3.3 million and $2.3 million for the six months ended September 30, 2003 and 2002, respectively. Gross margin on professional service revenues decreased to 44.5% for the six months ended September 30, 2003 from 61.4% for the six months ended September 30, 2002. The increase in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in the headcount, overhead costs and certain costs associated with specific consulting engagements. We expect cost of professional services revenues as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $3.1 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 3.9%. Research and development expenses were $6.3 million and $6.4 million for the six months ended September 30, 2003 and in 2002, respectively, representing a decrease of 1.1%. These decreases were a result of lower overhead costs, offset in part by higher personnel costs. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We expect that the absolute dollar amount of these expenditures to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues, however, will depend upon our revenue growth, among other factors.

Sales and Marketing. Sales and marketing expenses were $4.6 million and $4.5 million in the three months ended September 30, 2003 and 2002, respectively, representing an increase of 2.3%. Sales and marketing expenses were $9.1 million and $9.0 million for the six months ended September 30, 2003 and 2002, respectively, representing an increase of 1.2%. The increases were primarily due to increased commissions cost associated with growth in revenues. These increases were offset in part by decreases in travel and entertainment expenses, conference costs and advertising expense. We anticipate that we will continue to commit substantial resources to sales and marketing and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenues in the future periods.

General and Administrative. General and administrative expenses were $1.4 million and $1.2 million in the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses were $2.8 million and $2.4 million for the six months ended September 30, 2003 and 2002, respectively. The increases were primarily due to higher personnel costs, audit and legal costs related to the restatement of results of operations in August 2003, insurance expense, and software maintenance costs associated with new financial systems that were deployed in April 2003. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues, however, will depend upon our revenue growth, among other factors.

Interest and Other Income, Net

Interest and other income, net were $150,000 and $241,000 for the three months ended September 30, 2003 and 2002, respectively. Interest and other income, net were $301,000 and $524,000 for the six months ended September 30, 2003 and 2002, respectively. The decrease in each period was primarily due to lower yields on our cash, cash equivalents and marketable securities as a result of lower interest rates.

Provision for Income Taxes

Our effective tax rates were approximately 35% and 23% for the three months ended September 30, 2003 and 2002, respectively. The effective tax rates were 32% and 25% for the six months ended September 30, 2003 and 2002, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 32% to 34%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of September 30, 2003, we had cash, cash equivalents and marketable securities totaling $73.5 million.

Cash provided by operating activities was $2.7 million and $3.4 million for the six months ended September 30, 2003 and 2002, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense and changes in operating assets and liabilities. The decrease in cash provided by operating activities in the six months ended September 2003 from the six months ended September 30, 2002 was primarily attributable to an increase in accounts receivable due to our revenue growth, which more than offset the benefits of higher net income, an increase in deferred revenue from growth in the sale of new and renewal maintenance contracts and increases in accounts payable and accrued liabilities.

Cash used in investing activities was $45.8 million and $352,000 for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, funds were used to purchase marketable securities of $45.5 million. For the six months ended September 30, 2003 and 2002, funds were used to purchase property and equipment of $333,000 and $352,000, respectively.

Cash provided by financing activities was $953,000 and $371,000 for the six months ended September 30, 2003 and 2002, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As discussed in Note 5 to our condensed consolidated financial statements, we have a $10.0 million credit facility with a commercial bank, which expires in June 2004. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $2.8 million of this facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. We had no outstanding borrowings under this line of credit facility as of September 30, 2003, and available borrowings at that date were $4.9 million.

As of September 30, 2003, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of certain other obligations undertaken in issuing a guarantee. The recognition requirement was effective for guarantees issued or modified after December 31, 2002. We adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We currently do not hedge foreign exchange rate risk, nor have we entered into any derivative instruments or transactions that are subject to SFAS No. 133 or SFAS No. 149. We adopted SFAS No. 149 effective July 1, 2003. The adoption of this standard did not have an effect on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are not currently a party to any of the types of financial instruments that are subject to SFAS No.150.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97–2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-

Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

For our software arrangements, a determination needs to be made for each arrangement regarding whether the percentage-of-completion contract accounting method should be used to recognize revenue or whether revenue can be recognized when the software is delivered and all of the conditions of SOP 97-2, as amended, are met. Contract accounting is required if our services are essential to the arrangement. In many cases where consulting services are sold with software licenses, our services are essential to the arrangement because they involve customization and enhancements, and our fees are paid in stages based upon the completion of defined service deliverables. As a result, we typically recognize revenue from these arrangements using contract accounting, which generally results in recording revenue over a longer period of time. In other cases, our services are not essential to the arrangement and the realization of our license fee is not dependent on the completion of such services. In these situations, we recognize software license revenue when (1) persuasive evidence of an arrangement exists, (2) the product has been delivered, (3) the fee is fixed or determinable, and (4) collectibility is probable, which generally results in recording revenue earlier than when contract accounting is used. The determination of whether our services are essential involves significant judgment and could have a material impact on our results of operations from period to period to the extent that significant new arrangements are not accounted for using contract accounting.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of September 30, 2003, accounts receivable totaled $11.1 million, net of an allowance for doubtful accounts of $359,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our intangible assets consist of acquired technology related to our acquisition of NetMaker in March 2001 and WDM NetDesign in January 2002. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for recoverability. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of September 30, 2003, intangible assets totaled $1.3 million, net of accumulated amortization of $1.2 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of September 30, 2003, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no software development costs were capitalized for the three and six months ended September 30, 2003 and 2002.

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

In January 2003, we were awarded a consulting contract with the U.S. Department of Defense. The initial funding under this contract is $2.2 million for calendar year 2003, and there are four successive option years under the contract that may be exercised by the U.S. Department of Defense in its discretion. Our results of operations could be adversely affected if any of these options are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 45% and 41% of our total revenues for the three months ended September 30, 2003 and 2002, respectively, and accounted for approximately 45% and 40% of our total revenues for the six months ended September 30, 2003 and 2002, respectively. Government sales entail a variety of risks including:

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

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and U.S. government agencies of version 10.0 of OPNET IT Guru, which was released in August 2003, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, if our OPNET Modeler product, which we have been selling since 1987, continues to encounter declining sales, which could occur for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

We sell our products primarily through our direct sales force, and we must expand the size of our sales force to increase revenues. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenues and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force, or we may be unable to manage a larger sales force.

Our ability to increase our sales will be impaired if we do not expand and manage our indirect distribution channels.

To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors and original equipment manufacturers and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to market and sell our products effectively, or we lose existing distributor relationships, we might not be able to increase our revenues. Our international distributors and original equipment manufacturers and resellers have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

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

Our future revenues are substantially dependent upon our existing customers continuing to license additional products, renew maintenance agreements and purchase additional services.

Our existing customers have traditionally generated additional revenues from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represents a majority of our annual revenues. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenues could decrease.

Increases in professional service revenues as a percentage of total revenues could decrease overall margins.

We realize lower margins on professional service revenues than we do on other types of revenues. As a result, if professional service revenues increase as a proportion of total revenues, our gross margins will be lower.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenues.

Our future success and our ability to maintain our current level of revenues depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our chairman of the board and chief executive officer, and Alain J. Cohen, our president and chief technology officer, could also adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

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

We expect to face increased competition, which could cause us to lose sales, resulting in lower profitability.

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

Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States of America for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery.

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

At September 30, 2003, we had $28.1 million in cash and cash equivalents and $45.5 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2003, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $70,000.

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

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended September 30, 2003, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2003, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits: See Exhibit Index
B.	Reports on Form 8-K

Current report on Form 8-K furnished to the SEC on August 28, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K.

Current report on Form 8-K furnished to the SEC on October 28, 2003, furnished information under “Item 9. Regulation FD Disclosure” of Form 8-K rather than “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K pursuant SEC Release No. 33-8216.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

Date: November 11, 2003	By:	/s/ Joseph W. Kuhn

	Name:	Joseph W. Kuhn
	Title:	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith