Form 10-Q
period 2003-12-31
OPNET TECHNOLOGIES INC
filed 2004-01-30
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☒     No  ☐

At January 27, 2004, there were outstanding 19,931,208 shares of common stock of the registrant.

*	The Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2002 and the Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 31, 2002 have been restated as discussed in our Annual Report on Form 10-K/A for the year ended March 31, 2003 as filed on August 19, 2003 and in Note 2 of the Notes to Condensed Consolidated Financial Statements contained herein.

PART 1. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2003	March 31, 2003
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$33,937	$70,251
Marketable securities	44,622	—
Accounts receivable, net of $349 and $333 in allowance for doubtful accounts at December 31 and March 31, 2003, respectively	6,871	6,420
Unbilled accounts receivable	2,090	933
Prepaid expenses and other current assets	2,106	1,412

Total current assets	89,626	79,016

Property and equipment, net	6,425	7,008
Intangible assets, net	1,370	1,566
Goodwill	12,212	12,212
Deferred income taxes and other assets	1,561	839

Total assets	$111,194	$100,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111	$215
Accrued liabilities	3,716	2,756
Deferred and accrued income taxes	223	172
Deferred revenue	11,718	9,694

Total current liabilities	15,768	12,837

Notes payable	300	300
Deferred rent	913	632
Deferred revenue	605	484

Total liabilities	17,586	14,253

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock - par value $0.001; 5,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2003	—	—
Common stock-par value $0.001; 100,000 authorized; 26,033 and 25,522 shares issued at December 31 and March 31, 2003, respectively; 19,899 and 19,388 shares outstanding at December 31 and March 31, 2003, respectively	26	26
Additional paid-in capital	77,082	73,600
Deferred compensation	(52)	(59)
Retained earnings	20,630	16,903
Accumulated other comprehensive income	22	18
Treasury stock, at cost - 6,134 shares at December 31 and March 31, 2003	(4,100)	(4,100)

Total stockholders’ equity	93,608	86,388

Total liabilities and stockholders’ equity	$111,194	$100,641

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
		(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
New software licenses	$7,113	$5,594	$19,987	$15,833
Software license updates and technical support	3,940	3,244	10,907	9,370
Professional services	3,379	2,966	9,244	8,866

Total revenues	14,432	11,804	40,138	34,069

Cost of revenues:
New software licenses	126	205	614	585
Software license updates and technical support	445	379	1,188	1,283
Professional services	2,048	1,192	5,302	3,472
Amortization of acquired technology	125	126	375	377

Total cost of revenues	2,744	1,902	7,479	5,717

Gross profit	11,688	9,902	32,659	28,352

Operating expenses:
Research and development	3,144	3,200	9,450	9,575
Sales and marketing	4,964	4,530	14,044	13,500
General and administrative	1,438	1,251	4,208	3,619

Total operating expenses	9,546	8,981	27,702	26,694

Income from operations	2,142	921	4,957	1,658
Interest and other income, net	135	192	436	716

Income before provision for income taxes	2,277	1,113	5,393	2,374
Provision for income taxes	658	279	1,666	595

Net income	$1,619	$834	$3,727	$1,779

Basic net income per common share	$0.08	$0.04	$0.19	$0.09

Diluted net income per common share	$0.08	$0.04	$0.18	$0.09

Basic weighted average common shares outstanding	19,759	19,299	19,605	19,242

Diluted weighted average common shares outstanding	20,906	20,046	20,489	19,940

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net income	$3,727	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,568	1,583
Provision for losses on accounts receivable	72	270
Deferred income taxes	(358)	(626)
Expense related to employee and other stock options	158	41
Changes in assets and liabilities:
Accounts receivable	(1,680)	302
Prepaid expenses and other current assets	(827)	(341)
Refundable income taxes	—	1,230
Other assets	(98)	(57)
Accounts payable	(104)	66
Accrued liabilities	960	(322)
Accrued income taxes	(82)	84
Tax benefit from exercise of stock options	957	265
Deferred revenue	2,145	1,137
Deferred rent	281	198

Net cash provided by operating activities	6,719	5,609

Cash flows from investing activities:
Purchase of property and equipment	(610)	(621)
Purchase of investments	(60,622)	—
Proceeds from sale/maturity of investments	16,000	—
Acquired technology	(179)	—

Net cash used in investing activities	(45,411)	(621)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,062	282
Proceeds from issuance of common stock under employee stock purchase plan	312	310
Proceeds from issuance of note payable	—	150

Net cash provided by financing activities	2,374	742

Effect of exchange rate changes on cash and cash equivalents	4	(16)

Net (decrease) increase in cash and cash equivalents	(36,314)	5,714

Cash and cash equivalents, beginning of period	70,251	62,240

Cash and cash equivalents, end of period	$33,937	$67,954

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

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC. The March 31, 2003 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and nine months ended December 31, 2003 may not be indicative of the operating results for the full fiscal year or any other future period.

Reclassifications. Fees and costs associated with the sale of periodic unspecified product updates (“license updates”) and technical support have been combined and presented as “Software license updates and technical support” in the accompanying condensed consolidated statements of operations. License update revenues of $2.2 million and $5.9 million for the three and nine months ended December 31, 2002, respectively, were reclassified from license revenues to software license updates and technical support revenues. Cost of license update revenues of $21,000 and $45,000 for the three and nine months ended December 31, 2002, respectively, were reclassified from cost of license revenues to cost of software license updates and technical support revenues. Technical support revenues of $1.1 million and $3.5 million for the three and nine months ended December 31, 2002, respectively, were reclassified from service revenues to software license updates and technical support revenues. Cost of technical support revenues of $358,000 and $1.2 million for the three and nine months ended December 31, 2002, respectively, were reclassified from cost of service revenues to cost of software license updates and technical support revenues.

Investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. We have determined that all of our marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying condensed consolidated balance sheets under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity using the effective interest method. Such amortization is included in the “Interest and other income, net” line item on the accompanying condensed consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest and other income, net” line item on the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest and other income, net” line item on the condensed consolidated statements of operations.

Indemnifications. Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on allegations that our software products infringe the intellectual property rights of a third party. The indemnification is limited to the amount paid by the customer. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of December 31, 2003. For several reasons, including the lack of prior indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, we do not believe that these indemnification provisions will have a material adverse effect on the Company’s operating performance or financial condition.

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

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits the use of either a fair-value based method or the intrinsic value method provided in APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share for the three and nine months ended December 31, 2003 and 2002, as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income	$1,619	$834	$3,727	$1,779
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	12	26	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,018)	(803)	(2,983)	(2,607)

Pro forma net income (loss)	$609	$43	$770	$(786)

Basic net income (loss) per common share:
As reported	$0.08	$0.04	$0.19	$0.09
Pro forma	$0.03	$0.00	$0.04	$(0.04)
Diluted net income (loss) per common share:
As reported	$0.08	$0.04	$0.18	$0.09
Pro forma	$0.03	$0.00	$0.04	$(0.04)

2.	Restatement

Subsequent to the issuance of our consolidated financial statements as of March 31, 2003, we concluded that a portion of the revenue from certain software arrangements should have been deferred to account for the value of certain free training offered to our customers. We also determined that amortization of acquired technology should be included as a cost of revenue rather than as an operating expense. As a consequence, our condensed consolidated financial statements for the three and nine months ended December 31, 2002, have been restated. For the three months ended December 31, 2002, this restatement increased our previously reported revenue from $11,696,000 to $11,804,000 and increased our previously reported net income from $753,000 to $834,000, but had no effect on our previously reported diluted earnings per common share of $0.04. For the nine months ended December 31, 2002, this restatement increased our previously reported revenue from $34,047,000 to $34,069,000 and increased our previously reported net income from $1,762,000 to $1,779,000, but had no effect on our previously reported diluted earnings per common share of $0.09. The restatement resulted in a decrease in new software license revenues of $142,000 and an increase in professional service revenues of $250,000 for the three months ended December 31, 2002. The restatement resulted in a decrease in new software license revenues of $573,000 and an increase in professional services revenues of $595,000 for the nine months ended December 31, 2002.

The effect of the reclassification of amortization of acquired technology was to increase previously reported cost of revenues and reduce previously reported gross profit by $126,000 and $377,000 for the three and nine months ended December 31, 2002, respectively. This change has no impact on net income.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Statement of Operations Data:

	Three Months Ended December 31, 2002		Nine Months Ended December 31, 2002
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenues	$11,696	$11,804	$34,047	$34,069
Gross profit	9,920	9,902	28,705	28,352
Income before provision for income taxes	1,005	1,113	2,351	2,374
Net income	753	834	1,762	1,779
Basic net income per common share	$0.04	$0.04	$0.09	$0.09
Diluted net income per common share	$0.04	$0.04	$0.09	$0.09

3.	Marketable Securities

Marketable securities as of December 31, 2003, consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(in thousands)
Corporate bonds and notes	$12,794	$—	$4	$12,790
U.S. Government agencies	31,821	15	4	31,832

Marketable securities	$44,615	$15	$8	$44,622

Our marketable securities have maturity dates of less than one year.

4.	Intangible Assets

Intangible assets consisted of the following:

	At December 31, 2003	At March 31, 2003
	(in thousands)
Acquired technology	$2,678	$2,501
Accumulated amortization	(1,308)	(935)

Intangible assets, net	$1,370	$1,566

In December 2003, we purchased a software product used primarily for modeling voice communications for approximately $179,000.

Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense for the three months ended December 31, 2003 and 2002 of $125,000 and $126,000, respectively. Amortization expense for the nine months ended December 31, 2003 and 2002 was $375,000 and $377,000, respectively. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We expect amortization expense of $509,000 in the fiscal year ending March 31, 2004, $536,000 in each of the fiscal years ending March 31, 2005 and 2006, $102,000 in the year ending March 31, 2007, $36,000 in the fiscal year ending March 31, 2008, and $26,000 in the fiscal year ending March 31, 2009.

5.	Credit Agreement

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2.8 million to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord has the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. The credit facility expires June 10, 2004. As of December 31, 2003, we had no borrowings under the available credit facility, and available borrowings at that date were $2.9 million.

6.	Stockholders’ Equity

During the nine months ended December 31, 2003, we received proceeds of approximately $2.1 million and issued 473,003 shares of common stock, pursuant to employee exercises of stock options. During the nine months ended December 31, 2003 employees purchased 37,515 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $0.3 million.

7.	Net Income per Common Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income (Numerator):
Basic and diluted net income	$1,619	$834	$3,727	$1,779

Shares (Denominator):
Weighted average shares outstanding (basic)	19,759	19,299	19,605	19,242
Plus:
Effect of other dilutive securities – options	1,147	747	884	698

Weighted average shares outstanding (diluted)	20,906	20,046	20,489	19,940

Net income per common share:
Basic	$0.08	$0.04	$0.19	$0.09
Diluted	$0.08	$0.04	$0.18	$0.09

We had options for the purchase of 474,500 and 2,141,464 common shares that were excluded from the diluted average shares outstanding for the three months ended December 31, 2003 and 2002, respectively, because they were antidilutive. We had options for the purchase of 1,449,692 and 2,169,464 common shares for the nine months ended December 31, 2003 and 2002, respectively, because they were antidilutive.

8.	Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. Government agencies were approximately 46% and 34% of total revenues for the three months ended December 31, 2003 and 2002, respectively. Revenues from transactions with U.S. Government agencies were approximately 46% and 38% for the nine months ended December 31, 2003 and 2002, respectively. Substantially all assets were held in the United States at December 31 and March 31, 2003. Revenues by geographic area and as a percentage of total revenues is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(dollars in thousands)
Geographic Area:
United States	$12,274	$9,126	$32,906	$27,503
International	2,158	2,678	7,232	6,566

Total revenue	$14,432	$11,804	$40,138	$34,069

Geographic Area:
United States	85.0%	77.3%	82.0%	80.7%
International	15.0	22.7	18.0	19.3

Total revenue	100.0%	100.0%	100.0%	100.0%

9.	Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
Cash paid for:
Income taxes	$1,377	$79
Interest	48	53

10.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain on marketable securities. Total comprehensive income is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Net income	$1,619	$834	$3,727	$1,779
Foreign currency translation adjustments	48	(5)	(3)	(16)
Unrealized gain on marketable securities	7	—	7	—

Total comprehensive income	$1,674	$829	$3,731	$1,763

11.	Commitments and Contingencies

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2. The adoption of Issue 00-21 did not have an impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the provisions of Interpretation No. 46 effective January 1, 2003. We do not have any variable interest entities; thus adoption of Interpretation No. 46 did not have an impact on our consolidated results of operations or financial position.

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

The following discussion and analysis relate to our financial condition and results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K/A, Amendment No. 1, for the year ended March 31, 2003, filed with the SEC.

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

Revenues from sales outside of the United States represented 15.0%, and 22.7% of our total revenues for the three months ended December 31, 2003 and 2002, respectively. Revenues from sales outside of the United States represented 18.0% and 19.3% of our total revenues for the nine months ended December 31, 2003 and 2002, respectively. Sales outside the United States were made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Reclassifications

Revenues and costs associated with the sale of license updates and technical support have been combined and presented as “Software license updates and technical support” in the accompanying condensed consolidated statements of operations. These reclassifications had no impact on total revenues, net income, or net income per common share for the three and nine months ended December 31, 2002. See Note 1 – “Significant Accounting Policies - Reclassifications” in the accompanying notes to our condensed consolidated financial statements for additional information regarding the reclassifications.

Restatement

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three and nine months ended December 31, 2002. This Management’s Discussion and Analysis reflects the restatement.

Results of Operations

The following table sets forth items from our statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
New software licenses	49.3%	47.4%	49.8%	46.5%
Software license updates and technical support	27.3	27.5	27.2	27.5
Professional services	23.4	25.1	23.0	26.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
New software licenses	0.9	1.7	1.5	1.7
Software license updates and technical support	3.1	3.2	3.0	3.8
Professional services	14.2	10.1	13.2	10.2
Amortization of acquired technology	0.8	1.1	0.9	1.1

Total cost of revenues	19.0	16.1	18.6	16.8

Gross profit	81.0	83.9	81.4	83.2

Operating expenses:
Research and development	21.8	27.1	23.6	28.1
Sales and marketing	34.4	38.4	35.0	39.6
General and administrative	10.0	10.6	10.4	10.6

Total operating expenses	66.2	76.1	69.0	78.3

Income from operations	14.8	7.8	12.3	4.9
Interest and other income, net	1.0	1.6	1.1	2.1

Income before provision for income taxes	15.8	9.4	13.4	7.0
Provision for income taxes	4.6	2.3	4.1	1.8

Net income	11.2%	7.1%	9.3%	5.2%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Cost of Revenues:
New software licenses	1.8%	3.7%	3.1%	3.7%
Software license updates and technical support	11.3	11.7	10.9	13.7
Professional services	60.6	40.2	57.4	39.2

Revenues

New Software License Revenues. New software license revenues were $7.1 million and $5.6 million for the three months ended December 31, 2003 and 2002, respectively, representing an increase of 27.2%. New software license revenues were $20.0 million and $15.8 million for the nine months ended December 31, 2003 and 2002, respectively, representing an increase of 26.2%. The growth in sales was primarily due to higher sales volumes to enterprise and U.S. Government customers of OPNET SP Guru and OPNET Modeler, which were available throughout all of the periods presented, as well as OPNET VNE Server, which was launched in June 2002.

We may experience a slower rate of growth, or even a decline, in overall new software license revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $3.9 million and $3.2 million in the three months ended December 31, 2003 and 2002, respectively, representing an increase of 21.5%. Software license updates and technical support revenues were $10.9 million and $9.4 million in the nine months ended December 31, 2003 and 2002, respectively, representing an increase of 16.4%. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increases reflect the growth in the overall customer installed base as compared to the prior periods.

We may experience a slower rate of growth, or even a decline, in overall software license updates and technical support revenues in the near-term due to potentially lower spending levels by enterprise IT organizations, service providers and network equipment manufacturers as a result of a challenging economy.

Professional Service Revenues. Professional service revenues were $3.4 million and $3.0 million in the three months ended December 31, 2003 and 2002 respectively. Consulting services revenue accounted for 87.4% and 88.1% of professional service revenues for the three months ended December 31, 2003 and 2002, respectively. Professional service revenues were $9.2 million and $8.9 million in the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, consulting services revenue accounted for 87.0% and 89.4% of professional service revenues, respectively. For the three and nine months ended December 31, 2003, the increases in professional services revenue were primarily due to higher demand for our consulting services. In January 2003, we were awarded a re-competed consulting contract with the U.S. Department of Defense that contributed 15.1% and 24.5% of professional service revenues for the three and nine months ended December 31, 2003, respectively. The funding under this contract for calendar year 2003 was $3.1 million. Under the first of four possible contract extensions, the funding under this contract for calendar 2004 is $3.5 million. The option years for calendar years 2005, 2006, and 2007 under this contract, may be exercised by the U.S. Department of Defense at its discretion. Engagements with U.S. government agencies contributed significantly to the demand for our consulting services for the three and nine months ended December 31, 2003 and 2002.

Our ability to increase professional service revenues will be dependent on our ability (i) to expand our installed base of customers, (ii) to maintain several large consulting contracts with the U.S. Government and (iii) to attract and retain additional qualified consultants, including those with security clearances.

International Revenues. Our international revenues decreased 19.4% to $2.2 million, or 15% of total revenues, for the three months ended December 31, 2003 from $2.7 million, or 22.7% of total revenues, for the three months ended December 31, 2002. Our international revenues increased 10.1% to $7.2 million, or 18.0% of total revenues, for the nine months ended December 31, 2003 from $6.6 million, or 19.3% of total revenues, for the nine months ended December 31, 2002. Our international revenues are primarily generated in Europe and Japan. The challenging global economy can lengthen our sales cycle for international customers and therefore impact the timing of sales orders. We believe that we will need to further expand our international sales, marketing and customer service functions to increase international revenues. We expect to continue experiencing fluctuations of international revenues in the future.

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

In connection with our acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002, we recorded acquired technology of $2.5 million. These acquired technologies are being amortized on a straight-line basis over five years. Amortization expense from acquired technology for the three months ended December 31, 2003 and 2002 was $125,000 and $126,000, respectively. Amortization expense from acquired technology for the nine months ended December 31, 2003 and 2002 was $375,000 and $377,000, respectively.

Cost of New Software License Revenues. Cost of new software license revenues was $126,000 and $205,000 for the three months ended December 31, 2003 and 2002, respectively. Gross margin on new software license revenues increased to 98.2% for the three months ended December 31, 2003 from 96.3% for the three months ended December 31, 2002. The increase in gross margins for the three months ended December 31, 2003 was due to an increase in revenue and proportionately fewer license sales requiring royalty payments. Cost of new software license revenues was $614,000 and $585,000 for the nine months ended December 31, 2003 and 2002, respectively. Gross margin on new software license revenues increased to 96.9% for the nine months ended December 31, 2003 from 96.3% for the nine months ended December 31, 2002.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues was $445,000 and $379,000 for the three months ended December 31, 2003 and 2002, respectively. Gross margin on software license updates and technical support revenues increased to 88.7% for the three months ended December 31, 2003 from 88.3% for the three months ended December 31, 2002. Cost of software license updates and technical support revenues was $1.2 million and $1.3 million for the nine months ended December 31, 2003 and 2002, respectively. Gross margin on software license updates and technical support revenues increased to 89.1% for the nine months ended December 31, 2003 from 86.3% for the nine months ended December 31, 2002. The improvements in gross margin on software license updates and technical support revenues were due to higher revenues.

Cost of Professional Service Revenues. Cost of professional service revenues was $2.0 million and $1.2 million for the three months ended December 31, 2003 and 2002, respectively. Gross margin on professional service revenues decreased to 39.4% for the three months ended December 31, 2003 from 59.8% for the three months ended December 31, 2002. Cost of professional service revenues was $5.3 million and $3.5 million for the nine months ended December 31, 2003 and 2002, respectively. Gross margin on professional service revenues decreased to 42.6% for the nine months ended December 31, 2003 from 60.8% for the nine months ended December 31, 2002. The increase in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in headcount, overhead costs, recruiting expenses and certain other costs associated with specific consulting engagements. For the three months ended December 31, 2003, our gross margin decline was partially due to lower productivity associated with new hires in consulting to meet demand for our services and subcontractor costs incurred to meet demand for engagements requiring security clearances. We expect cost of professional services revenues as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $3.1 million and $3.2 million for the three months ended December 31, 2003 and 2002, respectively, representing a decrease of 1.8%. Research and development expenses were $9.5 million and $9.6 million for the nine months ended December 31, 2003 and in 2002, respectively, representing a decrease of 1.3%. The decreases were the result of lower overhead costs, offset in part by higher personnel costs. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We expect that the absolute dollar amount of these expenditures to grow but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues, however, will depend upon our revenue growth, among other factors.

Sales and Marketing. Sales and marketing expenses were $5.0 million and $4.5 million for the three months ended December 31, 2003 and 2002, respectively, representing an increase of 9.6%. Sales and marketing expenses were $14.0 million and $13.5 million for the nine months ended December 31, 2003 and 2002, respectively, representing an increase of 4%. The increases were primarily due an increase in the average size of our direct sales force, higher sales commission cost associated with growth in revenues, and increases in recruiting and travel costs. We anticipate that we will continue to commit substantial resources to sales and marketing and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenues in the future periods.

General and Administrative. General and administrative expenses were $1.4 million and $1.3 million for the three months ended December 31, 2003 and 2002, respectively. General and administrative expenses were $4.2 million and $3.6 million for the nine months ended December 31, 2003 and 2002, respectively. The increases were primarily due to higher audit fees, annual shareholder meeting expenses, insurance costs and software maintenance costs associated with new financial systems that were deployed in April 2003. The increases were partially offset by lower bad debt expenses. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues, however, will depend upon our revenue growth, among other factors.

Interest and Other Income, Net

Interest and other income, net were $135,000 and $192,000 for the three months ended December 31, 2003 and 2002, respectively. Interest and other income, net were $436,000 and $716,000 for the nine months ended December 31, 2003 and 2002, respectively. The decrease in each period was primarily due to lower yields on our cash, cash equivalents and marketable securities as a result of lower interest rates.

Provision for Income Taxes

Our effective tax rates were approximately 29% and 25% for the three months ended December 31, 2003 and 2002, respectively. The effective tax rates were 31% and 25% for the nine months ended December 31, 2003 and 2002, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures. In November 2003, Maryland approved our application for a research and development tax credit for fiscal year 2002 in the amount of approximately $84,000. The effective tax rates for the three and nine months ended December 31, 2003 were favorably impacted by the Maryland research and development tax credit.

We expect our effective tax rate in the near-term to range from 32% to 34%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of December 31, 2003, we had cash, cash equivalents and marketable securities totaling $78.6 million.

Cash provided by operating activities was $6.7 million and $5.6 million for the nine months ended December 31, 2003 and 2002, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense and changes in operating assets and liabilities. The increase in cash provided by operating activities in the nine months ended December 2003 from the nine months ended December 31, 2002 was primarily attributable to higher net income and deferred revenue, due to our revenue growth. The increases were partially offset by an increase in accounts receivable resulting from our revenue growth and an increase in prepaid expenses.

Net cash used in investing activities was $45.4 million and $621,000 for the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003, funds were used to purchase marketable securities of $44.6 million. For the nine months ended December 31, 2003 and 2002, funds were used to purchase property and equipment of $610,000 and $621,000, respectively. In December 2003, we purchased a software product used primarily for modeling voice communications for approximately $179,000.

Cash provided by financing activities was $2.4 million and $742,000 for the nine months ended December 31, 2003 and 2002, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As discussed in Note 5 to our condensed consolidated financial statements, we have a credit facility with a commercial bank for borrowings up to $10.0 million, which expires in June 2004. Borrowings under this line of credit bear interest at an annual rate equal to LIBOR plus 2% to 2.5%. We have currently used $2.8 million of this facility for a letter of credit that secures the lease for our headquarters in Bethesda, Maryland. We had no outstanding borrowings under this line of credit facility as of December 31, 2003, and available borrowings at that date were $2.9 million.

As of December 31, 2003, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2. The adoption of Issue 00-21 did not have an impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the provisions of FIN 46 effective January 1, 2003. We do not have any variable interest entities; thus adoption of FIN 46 did not have an impact on our consolidated results of operations or financial position.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of December 31, 2003, accounts receivable totaled $9.0 million, net of an allowance for doubtful accounts of $349,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, and a software product for modeling voice communications in December 2003. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for recoverability. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of December 31, 2003, intangible assets totaled $1.4 million, net of accumulated amortization of $1.3 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of December 31, 2003, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no software development costs were capitalized for the three and nine months ended December 31, 2003 and 2002.

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

In January 2003, we were awarded a consulting contract with the U.S. Department of Defense. The funding under this contract for calendar year 2003 was $3.1 million, and there are four successive option years under the contract that may be exercised by the U.S. Department of Defense in its discretion. In January 2004, U.S. Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 is $3.5 million Our results of operations could be adversely affected if any of the remaining option are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 46% and 34% of our total revenues for the three months ended December 31, 2003 and 2002, respectively, and accounted for approximately 46% and 38% of our total revenues for the nine months ended December 31, 2003 and 2002, respectively. Government sales entail a variety of risks including:

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

At December 31, 2003, we had $33.9 million in cash and cash equivalents and $44.6 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2003, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $70,000.

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

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended December 31, 2003, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2003, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on November 18, 2003, (i) the Company’s nominees for Class III Directors for the ensuing three years were elected and the selection of Deloitte & Touche LLP as the Company’s independent auditor’s for the current fiscal year was ratified.

With respect to the election of the Class III Directors, the voting was as follows:

Nominees	For	Withheld
Marc A. Cohen	14,575,080	4,312,708
William F. Stasior	18,450,043	437,745

With respect to the ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year, the voting was as follows:

For	18,545,518
Against	309,562
Abstain	32,708

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits: See Exhibit Index
B.	Reports on Form 8-K

Current report on Form 8-K furnished to the SEC on January 28, 2004, furnished information under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits “ and “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Joseph W. Kuhn
Date: January 29, 2004	Name:	Joseph W. Kuhn
	Title:	Vice President of Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith