Form 10-K
period 2004-03-31
OPNET TECHNOLOGIES INC
filed 2004-06-14
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30931

OPNET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1483235
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7255 Woodmont Avenue, Bethesda, Maryland 20814-7900

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2003, as reported on the NASDAQ National Market, was approximately $93 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 11, 2004 was 20,093,712.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 2004, are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

ii

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2005.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 14, 2004. We anticipate that subsequent events and developments will cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 14, 2004. IT Guru®, Netbiz®, NetDoctor®, OPNET®, OPNET Modeler®, SP Guru®, WDM Guru®, OPNET Technologies, Inc.®, OPNETWORK®, and VNE Server™ are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

The years ended March 31, 2004, 2003, and 2002 are referred to as “fiscal 2004”, “fiscal 2003”, and “fiscal 2002”, respectively, in this Annual Report on Form 10-K.

We are a Delaware corporation, and our principal executive offices are located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-2959 and our telephone number is (240) 497-3000. Our web site address is www.opnet.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our web site address is included in this Annual Report on Form 10-K as an inactive textual reference only.

iii

PART I

ITEM 1.	BUSINESS

Overview

OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration and security auditing; network capacity and resiliency planning; application deployment planning; and network technology research and development or R&D. Embedded in OPNET software is knowledge about how network devices, network protocols, applications and servers operate and interact. This intelligence enables users in application development, network operations, engineering, planning, and security functions to be more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to make better use of resources, reduce operational problems and improve competitiveness.

We market focused software solutions for each of our target markets. OPNET IT Guru, which was launched in August 1998 and OPNET SP Guru, which was launched in June 2001, are our platform intelligent application and network management products for enterprises and service providers, respectively. OPNET WDM Guru, which was launched in December 2001, is an optical network planning product for equipment manufacturers and service providers. OPNET Modeler, our first product which was launched in 1987, is a modeling and simulation product for network R&D, mainly sold to network equipment manufacturers and the U.S. Department of Defense. OPNET Netbiz applications are custom solutions developed with the OPNET Development Kit (ODK), which were launched in August 1998, and are sold primarily to network equipment manufacturers. OPNET VNE Server, which was launched in June 2002, is our software solution for unified network data management. OPNET VNE Server is sold primarily to enterprises and service providers. Government and defense agencies purchase most of our software solutions, as their needs are similar to enterprises, service providers, and network equipment manufacturers.

Since inception, we have sold our products to enterprises such as Abbott Laboratories, Enterprise Rent-a-Car, FleetBoston Financial, Staples, RR Donnelley and Texas Utilities; service providers such as AT&T, British Telecom, France Telecom, NTT, SBC Communications and Sprint; network equipment manufacturers such as Cisco Systems, Ericsson, Motorola, Nokia, and Nortel Networks; and government agencies such as the Department of Homeland Security, FBI, NASA, U.S. Department of State, and U.S. Department of Defense.

Industry Background

Growth and Increased Complexity of Networks and Dependence on Applications

Organizations are increasingly reliant upon their communications networks and data applications to successfully execute their business strategies. The increasing use of business applications, such as enterprise resource planning, corporate intranets, online transaction processing, e-mail, voice over IP, and streaming multimedia, has expanded the amount of network traffic within organizations, and has resulted in significant growth in underlying network infrastructures. In addition, the proliferation and widespread adoption of the Internet has expanded the role of networks beyond organizational boundaries, and these networks now represent the fundamental infrastructure of business. As a result, organizations are recognizing that managing the growth and operation of their communications networks is critical to business success.

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

Communications networks are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. Because traffic levels rise steadily, constant evaluation of and improvements to the network are essential to maintaining business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for information technology (“IT”) professionals to identify the true root cause of end-to-end performance problems when they occur. The data required to diagnose end-to-end problems is often not available, and when it is, specialists are required to perform manual analysis that is time consuming, and sometimes impractical. Consider the challenge facing a typical IT manager when an end-user experiences performance problems with an important business application: Is there enough bandwidth available? Does the database server have enough capacity? What about the application server? Are network routing protocols tuned properly? What about protocols on the client and server? Was the application designed and configured properly?

Without a clear understanding of where problems are and what specific changes are required to solve them, IT managers resort to uninformed decision-making that translates into wasteful spending on unnecessary server and network upgrades. Due to the distributed nature of enterprise applications, IT professionals need solutions that enable them to focus their time and resources in the right places when problems occur to maximize the use of existing infrastructure. Since modifications to infrastructure are costly and have the potential to result in network failures or service level degradation, there is a growing need to plan and implement network changes in a controlled manner, taking into account the potential consequences of each action.

Inadequacy of Traditional Application and Network Management Solutions

Traditional application and network management systems have primarily played an important role in reporting on present and historical performance and availability. These systems typically collect, store and analyze data about the traffic on the network, the status and performance of network devices and links, and the availability of network services and applications. Traditional application and network management products are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies. While they provide useful information, they do not automate the next step, which is performing intelligent analysis to digest gathered data into actionable information.

Traditional application and network management solutions do not adequately support key network management functions, including network design and deployment, applications troubleshooting and deployment, capacity planning, contingency planning, traffic engineering, configuration and security auditing, budgeting, and deployment of network policies. Each of these functions depends on a significant amount of expertise, manual effort and multiple sources of data to be done properly without the support of intelligent application and network management. Traditional application and network management products lack an operational knowledge of how network devices, applications, and traffic behave together, and are thus limited both in their ability to diagnose complex problems and also their ability to provide quantitative insight into how changes will affect performance.

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

Market Opportunity for Intelligent Application and Network Management

Organizations need intelligent application and network management solutions that possess an operational understanding of network devices, protocols and applications to enable them to rapidly diagnose complex problems from live operational data sources, and to predict the impact of changes. A predictive capability allows IT professionals not only to test network and application performance under a wide range of operating conditions, but also to determine which network technologies are best suited to ultimately solve business problems. We believe business executives and IT professionals need a comprehensive application and network management solution that enhances their ability to:

•	generate revenue;

•	reduce operating and capital costs;

•	increase business productivity;

•	improve operational efficiency;

•	reduce time-to-market; and

•	manage risk.

Enterprises require intelligent application and network management solutions for more effectively identifying the root causes of end-to-end application performance problems, troubleshooting and auditing device configurations, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate intelligent application and network management technology.

Service providers require intelligent application and network management solutions for optimizing their investments in network infrastructure, more effectively troubleshooting network and auditing configurations, planning for services based on new technologies including wireless and optical, and making better use of network resources to increase competitiveness.

Network equipment manufacturers require advanced modeling and simulation solutions for accelerating network R&D, reducing time-to-market for new technologies, developing custom network design and analysis software, and for reducing sales cycles for sophisticated technology products.

The OPNET Solution and Products

OPNET software solutions directly address the intelligent application and network management needs of enterprises, government and defense agencies, service providers, and network equipment manufacturers. Our intelligent application and network management solutions use a variety of advanced technologies to support the assessment of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as Transmission Control Protocol/Internet Protocol, or TCP/IP, IP-QoS, Voice over IP, SONET, CDMA, Virtual Local Area Networks, or VLANs, Frame Relay, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to third party network management solutions, including those from Concord, Infovista, Network Associates, and Netscout. All of the OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following chart summarizes our OPNET product suite:

Product	Description	Target Customers
OPNET IT Guru	An intelligent application and network management platform product for enterprises. Enables users to troubleshoot and predict the performance of networks, applications, and servers.	Large and medium enterprises, and government and defense agencies.

OPNET SP Guru	An intelligent application and network management platform product for service providers. Enables network service providers to troubleshoot, validate, plan and design networks.	Network service providers and very large enterprises. Networking professionals who focus on planning, operations, design, and architecture.

OPNET Modeler	A modeling and simulation product for network R&D. Enables designers to evaluate how networking equipment, technologies and protocols will perform under simulated network conditions.	Network equipment manufacturers and R&D organizations.

OPNET Netbiz and OPNET Development Kit (“ODK”)	Custom applications for automating network design, planning, provisioning, proposals, and analyses.	Network equipment manufacturers and the U.S. Department of Defense.

OPNET WDM Guru	Optical network planning product for designing resilient, cost-efficient optical networks.	Network equipment manufacturers and service providers. Optical transport layer design and planning engineers.

OPNET Modules	Provides enhanced functionality to our primary software products.	Entire customer base.

OPNET Model Libraries	Libraries of models that simulate the behavior of networking technologies and communication protocols.	Entire customer base.

OPNET VNE Server	Maintains a comprehensive view of a customer’s network. Used as a front end for OPNET IT Guru and SP Guru.	Entire customer base.

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

OPNET SP Guru

We began general commercial distribution of OPNET SP Guru in June 2001. OPNET SP Guru enables service providers and very large enterprises to manage networks cost-effectively and improve network efficiency. Its advanced configuration troubleshooting and operational validation capabilities enable network operators to identify problems sooner and reduce costly mistakes. OPNET SP Guru uses our predictive modeling and diagnostic technology to characterize and forecast many aspects of network behavior. In addition, OPNET SP Guru provides sophisticated design and optimization capabilities that enable service providers to automatically produce more efficient, less costly network designs. Using OPNET SP Guru, network operators are able to maintain a reliable infrastructure with high availability and superior service quality, accelerate deployment of new services, differentiate their services from those of competitors, reduce capital and operating costs, and manage risk.

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

OPNET Modules

We develop and sell a variety of software modules that provide enhanced functionality to our intelligent application and network management software products. Currently available OPNET modules include:

•	Application Characterization Environment (“ACE”), for analyzing, diagnosing, and simulating the performance of applications;

•	ACE Decode Module, for enhancing ACE’s visualizations and diagnoses using a comprehensive application and protocol decode engine;

•	Expert Service Prediction, for the definition and compliance testing of service level agreements;

•	High-Level Architecture, to support building and running a federation of many simulators, each modeling some aspect of a composite system;

•	Flow Analysis, for determining the route taken by each circuit or traffic flow, as well as the resulting traffic loads on links, and investigating the impact of failure in selected devices or links - (This module has two versions: the Service Provider version and the Enterprise version);

•	Multi-Vendor Import, for importing network infrastructure and traffic information from other network management software applications;

•	NetDoctor, for automated auditing and validation of network, protocol and security configurations; and

•	Wireless, for modeling wireless networks and the effects of terrain on those networks.

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

For fiscal 2004, fiscal 2003, and fiscal 2002 we generated 20.5%, 19.2% and 20.6%, respectively, of our total revenues from customers located outside the United States. For fiscal 2004, fiscal 2003 and fiscal 2002, revenues from transactions with U.S. government agencies were approximately 44%, 39%, and 23% of our total revenues, respectively.

Note 16 to our consolidated financial statements presents information regarding revenues generated in the United States and internationally.

Sales and Marketing

We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers and value-added resellers. To date, original equipment manufacturers have not accounted for a material portion of our revenues. In North America, our direct sales force makes almost all of our sales. As of March 31, 2004, our sales and marketing organization consisted of 95 employees, including 44 quota-carrying salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and our overseas subsidiaries in France, and the United Kingdom. We intend to expand our sales and marketing organization by recruiting additional qualified individuals.

Our direct sales force concentrates on sales opportunities in the United States. Our international sales activities are primarily conducted through our subsidiaries in Paris, France; Slough, United Kingdom; and Sydney, Australia; and our 26 distributors that resell our products in Australia, Brazil, China, France, Germany, Greece, Italy, Israel, Japan, Latin America, the Middle East, Poland, Scandinavia, Singapore, South Africa, South Korea, and Switzerland. Our vice president of international sales manages international sales activities. Our marketing division works internally with our engineering and sales teams to develop customer value propositions, and externally to raise awareness of our company and products in order to generate leads for sales. Our external marketing activities are aimed at existing customers, new customer and partner prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	product seminars;

•	advertisements in trade journals and websites;

•	direct mailings;

•	product collateral development;

•	strategic support for sales teams;

•	briefings with industry analysts; and

•	a variety of public relations activities, including our annual international technology conference, OPNETWORK.

For each of the last six years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on intelligent application and network management for professionals in all areas of networking and information technology. OPNETWORK 2003, held in August 2003, included more than 500 hours of classes, labs and panels led by OPNET employees and outside experts. Approximately 1,200 people attended OPNETWORK 2003.

Service and Support

Our service and support offerings include:

•	consulting services;

•	software maintenance, which includes providing software updates for major and minor revisions;

•	technical support by telephone, e-mail, or fax; and

•	training, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients to facilitate the adoption of our software solutions and to provide customization and enhancements to OPNET products. In particular, our customers typically include customization services with their purchase of OPNET Netbiz. Customization services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and product managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, and communication protocol design. As of March 31, 2004, our consulting staff consisted of 60 employees.

Our customers may purchase software maintenance and technical support, generally on an annual basis. Purchasers of maintenance are provided with unspecified updates to the software they license from us as the unspecified updates are released. The fee for this service is generally determined as a percentage of the current price of product licenses. Beginning in July 2001, our customers have been able to separately purchase periodic unspecified product updates without purchasing technical support. Customers purchasing technical support are still required to purchase periodic unspecified product updates.

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

We have a core team of 6 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us improve our products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2004, our full time training staff consisted of 3 employees.

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

Our total expenses for research and development for fiscal 2004, 2003, and 2002 were $13.0 million, $12.9 million, and $12.3 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2004, our research and development staff consisted of 108 engineers and technical professionals.

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

Competition

The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management solutions continues to increase. Although none of our competitors offers a solution that is identical to ours, we are subject to current and potential competition from:

•	software vendors with networked application troubleshooting and predictive analysis offerings, such as Compuware and its Vantage product line;

•	consultants who offer advisory services related to intelligent application and network management; and

•	customers who develop their own intelligent network management capabilities, either internally or through outsourcing.

In addition, we have identified approximately 40 entities that have applications or technologies that compete or could potentially compete with one or more of our software products. Also, it is possible that other vendors as well as some of our customers or distributors will develop and market competitive solutions in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do.

We believe the principal competitive factors affecting the market for our software products are the following:

•	scope, quality, and cost-effectiveness of application and network management solutions;

•	industry knowledge and expertise embedded in the software;

•	the interoperability of solutions with existing network management solutions;

•	product performance, accuracy, technical features, ease of use, and price; and

•	customer service and support.

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

We currently hold registered trademarks in the United States for OPNET, IT Guru, Netbiz, OPNET Modeler, SP Guru and WDM Guru. We have pending applications in the United States for the trademark registrations of VNE Server. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between February 2008 and May 2013. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark in France for OPNET that will expire in 2010, if not renewed. In addition, we have one patent granted by the Patent and Trademark Office of the United States for technology related to the OPNET product suite that will expire in 2017, and four pending U.S. patent applications that if granted would expire in twenty years from the filing date of the applications. We believe that, because of the rapid pace of change in our industry, the intellectual property protection for our products will be a less significant factor for our future success than the knowledge, abilities, and experience of our employees.

Employees

As of March 31, 2004, we had 307 full-time employees, 291 of whom were located in the United States. These included 95 in sales and marketing, 69 in professional services and support, 108 in engineering, research, and development, and 35 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Ghent, Belgium; Paris, France; and Slough, United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 11, 2004, are as follows:

Name	Age	Position
Marc A. Cohen	41	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	37	President, Chief Technology Officer and Director
Joseph W. Kuhn	44	Vice President and Chief Financial Officer
Steven G. Finn, PhD (1)(2)	58	Director
Ronald W. Kaiser (1)	50	Director
William F. Stasior (1)(2)	63	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Marc A. Cohen, one of our founders, has served as our chairman of the board since our inception in 1986 and as our chief executive officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz Allen Hamilton Inc. (“Booz Allen”), an international management and consulting company. Mr. Cohen received a bachelor’s degree in engineering science from Harvard University and a master’s degree in electrical engineering from Stanford University.

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

Dr. Steven G. Finn has served as a member of our board of directors since March 1998. Dr. Finn has been a principal research scientist and lecturer at M.I.T. since 1991. Dr. Finn has also served as a consultant with Matrix Partners, a venture capital firm, since 1991.

Ronald W. Kaiser has served as a member of our board of directors since October 2003. Mr. Kaiser presently serves as chief financial officer of Air Cargo, Inc., a privately-held firm and provider of U.S. and European cargo transportation logistics. Mr. Kaiser served as chief financial officer and treasurer of OTG Software, Inc. (“OTG”) from June 1998 until the sale of OTG to Legato Systems, Inc. in May 2002. OTG was a publicly traded corporation that provided online data storage and data access software solutions for business applications, email management and related services. From April 1998 to June 1998, Mr. Kaiser was an employee of Network Associates, Inc., an Internet security company, following the acquisition of Trusted Information Systems, Inc. by Network Associates, Inc. From May 1996 to April 1998, Mr. Kaiser served as the chief financial officer of Trusted Information Systems, Inc., an information security company.

William F. Stasior has served as a member of our board of directors since March 1998. Since October 1999, he has served as senior chairman of Booz Allen. From 1991 to 1999, he served as chairman and chief executive officer of Booz Allen. Mr. Stasior currently serves on the boards of directors of Skyterra Communications, Inc., a telecommunications service provider, and Vanu Inc., a privately-held software company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock began trading on the NASDAQ National Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the high and low sale prices of our common stock as reported by the NASDAQ National Market.

	Quarterly Common Stock-Price for the Year Ended March 31,
	2004		2003
Quarter ended	High	Low	High	Low
June 30	$12.50	$5.24	$10.98	$7.55
September 30	14.40	9.21	9.31	5.68
December 31	18.00	11.75	10.01	4.74
March 31	20.28	12.21	8.51	5.00

Number of Stockholders of Record

As of June 11, 2004, we had approximately 72 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

As of March 31, 2004, the proceeds from the offering had been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition costs and expenses related to our acquisition of the NetMaker division of Make Systems, Inc. in March 2001 and (iii) $1.4 million of the purchase price related to our acquisition of WDM NetDesign BVBA in January 2002. None of these amounts were paid to any of our directors, officers, or their associates, persons owning 10% or more of any class of our equity securities, or any of our affiliates. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2004, 2003, and 2002, and the balance sheet data as of March 31, 2004 and 2003, are derived from, and are qualified by reference to, our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2002, 2001 and 2000 and the statement of operations data for the years ended March 31, 2001 and 2000 are derived from our consolidated financial statements that are not included in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
New software license revenue	$28,164	$22,187	$24,435	$18,476	$10,372
Software license updates and technical support	15,152	12,667	10,384	7,697	4,848
Professional services	13,137	11,573	9,743	6,592	3,934

Total revenues	56,453	46,427	44,562	32,765	19,154

Cost of revenues:
New software license revenue	831	829	453	395	728
Software license updates and technical support	1,730	1,710	1,767	900	628
Professional services	7,510	4,637	4,102	3,850	2,247
Amortization of acquired technology	509	504	434	—	—

Total cost of revenues	10,580	7,680	6,756	5,145	3,603

Gross profit	45,873	38,747	37,806	27,620	15,551

Operating expenses:
Research and development	13,040	12,909	12,339	8,263	5,696
Sales and marketing	19,446	18,245	16,866	13,745	7,510
General and administrative	5,717	4,897	4,655	3,362	2,093
Purchased in-process research and development	—	—	—	770	—

Total operating expenses	38,203	36,051	33,860	26,140	15,299

Income from operations	7,670	2,696	3,946	1,480	252
Interest and other income, net	594	879	1,740	2,788	414

Income before provision for income taxes	8,264	3,575	5,686	4,268	666
Provision for income taxes (1)	2,506	832	1,307	1,499	141

Net income	$5,758	$2,743	$4,379	$2,769	$525

Basic net income applicable per common share	$.29	$.14	$.23	$.17	$.04

Diluted net income per common share	$.28	$.14	$.22	$.15	$.04

Basic weighted average shares outstanding	19,697	19,273	18,953	16,440	12,912
Diluted weighted average shares outstanding	20,650	19,974	20,014	17,977	14,367
Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$81,493	$70,251	$62,240	$62,623	$8,765
Total assets	116,682	100,641	95,317	92,389	16,891
Long-term debt	300	300	150	—	—
Redeemable convertible preferred stock	—	—	—	—	6,948
Total stockholders’ equity	96,371	86,388	82,656	76,236	3,361

(1)	The provision for income taxes for the year ended March 31, 2002 includes non-recurring tax credits for incremental research and development expenditures totaling $372, or $.02 per common share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a provider of management software for networks and applications and related services that address, among others, application trouble shooting; network configuration and security auditing; network capacity and resiliency planning; application deployment planning; systems capacity planning; and network technology R&D. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our solutions are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the U.S., and we have operations in Australia, Belgium, France, and the United Kingdom. We primarily depend upon our direct sales force to generate revenue in the U.S. Sales outside the U.S. are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenues are derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. Most of our new software license revenues consist of perpetual license sales of our software products. Software license updates and technical support revenues represent fees associated with the sale of license updates and technical support under our maintenance agreements. We offer professional services, under both fee-for-service and fixed-price agreements, primarily to facilitate the adoption of our technology and to provide product customization and enhancements.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

Our primary expenses are compensation and benefit costs and personnel-related costs such as costs for office facilities, communication services, and travel, which are a function of our worldwide headcount, and marketing expenses. These costs represented approximately 85% of total expenses for fiscal 2004.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, and increasing our international presence. We have focused our sales, marketing, and other efforts on corporate enterprise and U.S. Government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely manage the increases in our total expenses as we implement these strategies.

Summary of Our Fiscal 2004 Financial Performance

During fiscal 2004, we increased revenue, gross profit, operating margins, diluted net income per common share, operating cash flow, cash and marketable securities, and deferred revenue. We believe that the improvement in our overall financial performance during fiscal 2004 was attributable to an improving economy and to executing our business plan.

The following table summarizes information on certain key metrics.

	Fiscal 2004	Fiscal 2003	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$56,453	$46,427	$10,026	21.6%
Total cost of sales	$10,580	$7,680	$2,900	37.8%
Gross profit	$45,873	$38,747	$7,126	18.4%
Gross profit as a percentage of total revenue (gross margin)	81.3%	83.5%
Total operating expenses	$38,203	$36,051	$2,152	6.0%
Income from operations	$7,670	$2,696	$4,974	184.5%
Income from operations as a percentage of total revenue (operating margin)	13.6%	5.8%
Net income	$5,758	$2,743	$3,015	109.9%
Diluted net income per common share	$0.28	$0.14	$0.14	100.0%
Total employees (period end)	307	265	42	15.8%
Total average employees	284	273	11	4.0%
Total consultants (period end)	60	39	21	53.8%
Total quota-carrying sales persons (period end)	44	36	8	22.2%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$81,493	$70,251	$11,242	16.0%
Cash flows from operating activities	$9,521	$8,170	$1,351	16.5%
Total deferred revenue (period end)	$13,692	$10,178	$3,514	34.5%

We achieved growth in all revenue categories during fiscal 2004. The growth in total revenue was generated primarily by sales of our products and services to corporate enterprises and the U.S. Government. In particular, revenue from transactions with the U.S. Government increased to approximately 44% of total revenues for fiscal 2004 from 39% of total revenues for fiscal 2003, which contributed approximately $7 million, or 70% of overall revenue growth, in fiscal 2004. U.S. government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, protocols, and server technology. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our solutions are scalable and address large, complex military systems and networks (i.e., mobile networks) with a variety of operationally proven, advanced predictive performance techniques. This enables the Department of Defense to use our software and services to achieve important transformational objectives such as network centricity and improved battlespace awareness.

Our international revenues increased 30.1% to $11.6 million, or 20.5% of total revenue, for fiscal 2004. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. International revenue in fiscal 2004 benefited from a more experienced direct sales force and our increased focus on corporate enterprises. Although sales to corporate enterprises is growing, our international business continues to be dependent upon service providers and network equipment manufacturers for a majority of its revenue. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2004, the increase in the amount of total revenue significantly exceeded the increase in our cost of revenues resulting in an 18.4% increase in gross profit. Although our gross profit increased in absolute dollars in fiscal 2004, it declined as a percentage of total revenue. This decline was expected and was attributable to our implementation of strategies designed to expand our consulting business and our sales to U.S. government and corporate enterprise customers. These strategies produced increases in headcount and overhead costs for our consulting business as well as generally lower profit from a higher volume of business with U.S. government customers that tend to be less profitable than our contracts with other customers.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. We demonstrated our operating leverage during fiscal 2004 as our 21.6% revenue growth significantly exceeded our 6% operating expense growth and produced a 13.6% operating margin. Also, diluted earnings per common share increased 100% during fiscal 2004 to $0.28.

Trends That May Affect Our Business and Future Results

While we are cautiously optimistic that economic conditions will continue to improve and result in a stronger environment for information technology (“IT”) spending, an economic downturn or adverse change in the regulatory environment or business prospects for our customers may decrease our revenues or lower our growth rate. The demand for our products and services by corporate enterprise and U.S. government customers has been much stronger than the demand from service providers and network equipment manufacturers. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the challenging economy in which these businesses operate. We expect the overall challenging economy for service providers and network equipment manufacturers to continue, at least in the near term. Consequently, our revenue growth and financial results depend, in significant part, upon the economic health of corporate enterprises and U.S. government agencies and the general environment for IT spending.

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. Despite indications that the overall economy and IT industry is improving, we continue to see cautious capital spending by our current and potential customers. In line with our performance in fiscal 2004, we currently expect any future growth in revenue to come from sales to enterprise IT organizations and the U.S. Government. We expect revenue from sales to service providers and network equipments manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the U.S. Government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience a slower rate of growth, or even a decline, in overall revenues in the near-term.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. For example, international revenues for the fourth quarter of fiscal 2004 represented approximately 38% of total international revenue for the entire fiscal year. We expect international revenues for the first quarter of the fiscal year ending March 31, 2005 (“fiscal 2005”) to be lower than the fourth quarter of fiscal 2004. Although we expect overall international revenue growth in fiscal 2005, we currently expect to continue experiencing quarterly fluctuations of international revenues.

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates and technical support, which have substantially higher gross margins than the gross margin on professional service revenues. We expect gross profit margins around 80%.

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. We expect the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add four to five quota carrying sales persons over the next several quarters. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expenses. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon increases in our revenue growth, among other factors.

Operating Margin. Through a combination of increases in capital spending by our customers, the operating leverage of our business model, and the execution of our business plan, we significantly increased our operating margin to 13.6% in fiscal 2004 from 5.8% in fiscal 2003. We expect our operating margin to expand at a much slower rate during fiscal 2005 as we increase spending to promote future revenue growth. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings.

Acquisitions

WDM NetDesign Acquisition. In July 2001, we acquired a 20% interest in WDM NetDesign BVBA (“WDM NetDesign”) for consideration of $399,000 and purchased an option for consideration of $1,000 to acquire all remaining shares of WDM NetDesign. Through this acquisition, we collaborated on the development of optical network planning products with Comsof N.V., the owner of WDM NetDesign. In December 2001, we exercised our option to purchase the remaining shares of WDM NetDesign for approximately $1.3 million. In January 2002, we purchased these shares by paying Comsof N.V. $925,000 and issuing them 25,000 shares of our common stock. As a result of this acquisition, we now own WDM NetDesign’s core technology in optical networking design and, with the addition of WDM NetDesign’s employees, have greater engineering depth and technical expertise. This acquisition accounted for a significant portion of the $573,000 increase in research and development expenses from fiscal 2002 to fiscal 2003. See Note 2 to our consolidated financial statements for additional information related to our acquisition of WDM NetDesign.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97–2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletins No. 101 and No. 104, “Revenue Recognition in Financial Statements.”

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

Revenue from sales to third-party distributors and resellers is generally recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software products to their customers. This is commonly referred to as the sell-through method.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2004, accounts receivable totaled $10 million, net of an allowance for doubtful accounts of $341,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, and a software product for modeling voice communications in December 2003. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2004, intangible assets totaled $1.2 million, net of accumulated amortization of $1.4 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of March 31, 2004, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2004, 2003 and 2002.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues:
New software licenses	49.9%	47.8%	54.8%
Software license updates and technical support	26.8	27.3	23.3
Professional services	23.3	24.9	21.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
New software licenses	1.5	1.8	1.0
Software license updates and technical support	3.0	3.7	4.0
Professional services	13.3	10.0	9.2
Amortization of acquired technology	0.9	1.1	1.0

Total cost of revenues	18.7	16.6	15.2

Gross profit	81.3	83.4	84.8

Operating expenses:
Research and development	23.2	27.8	27.7
Sales and marketing	34.4	39.3	37.9
General and administrative	10.1	10.5	10.4

Total operating expenses	67.7	77.6	76.0

Income from operations	13.6	5.8	8.8
Interest and other income, net	1.0	1.9	3.9

Income before provision for income taxes	14.6	7.7	12.7
Provision for income taxes	4.4	1.8	2.9

Net income	10.2%	5.9%	9.8%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Cost of new software license revenues	3.0%	3.7%	1.9%
Cost of software license updates and technical support	11.4	13.5	17.0
Cost of professional service revenues	57.2	40.1	42.1

Revenues

New Software License Revenues. New software license revenues were $28.2 million, $22.2 million, and $24.4 million in fiscal 2004, 2003, and 2002, respectively, representing an increase of 26.9% in fiscal 2004 from fiscal 2003 and a decrease of 9.2% in fiscal 2003 from fiscal 2002. For fiscal 2004, the increase in license revenue was primarily due to higher sales volumes to enterprise and U.S. Government customers of the platform products OPNET IT Guru and OPNET SP Guru, and modules such as ACE, ACE Decode Module, Flow Analysis, NetDoctor, and Wireless, which were available throughout all of fiscal 2004 and 2003, as well as OPNETVNE Server, which was launched in June 2002. For fiscal 2003, the decline in license revenue was primarily due to discounts associated with pricing strategies and product bundling in fiscal 2003, which more than offset the increased revenue contributions from higher sales volumes to enterprise and U.S. government customers of OPNET IT Guru, ACE, ACE Decode Module, NetDoctor,Flow Analysis,OPNET SP Guru, and OPNETVNE Server.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $15.2 million, $12.7 million and $10.4 million in fiscal 2004, 2003, and 2002, respectively, representing increases of 19.6% in fiscal 2004 from fiscal 2003 and 22.0% in fiscal 2003 from fiscal 2002. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues in fiscal 2004 and fiscal 2003 reflect increases in the overall customer installed base as compared to the prior year.

Professional Service Revenues.

The components of professional services for fiscal 2004, fiscal 2003, and fiscal 2002 were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in millions)
Consulting services	$11.5	$10.2	$8.3
Training and other income	1.6	1.4	1.4

Professional services revenue	$13.1	$11.6	$9.7

Professional service revenues were $13.1 million, $11.6 million and $9.7 million in fiscal 2004, 2003 and 2002, respectively, representing increases of 13.5% in fiscal 2004 from fiscal 2003 and of 18.8% in fiscal 2003 from fiscal 2002. Consulting services revenues comprise 87.6%, 88.3%, and 85% of professional service revenues for fiscal 2004, 2003, and 2002, respectively. The increases in professional service revenues were primarily due to growing demand for our consulting services by U.S. government agencies, and to a lesser extent, enterprise customers. Revenue from consulting services provided to U.S. government agencies were $8.5 million, $7.1 million, and $5.0 million, respectively, representing increases of 19.7% in fiscal 2004 from fiscal 2003 and 42% in fiscal 2003 from fiscal 2002.

In January 2003, we were awarded a re-competed consulting contract with the U.S. Department of Defense that contributed approximately $3.1 million, $3.3 million, and $3.2 million of consulting revenues for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The funding under this contract for calendar year 2003 was $3.1 million. Under the first of four possible contract extensions, the funding under this contract for calendar 2004 is $3.5 million. The option years for calendar years 2005, 2006, and 2007 under this contract, may be exercised by the U.S. Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

International Revenues. Our international revenues increased 29.7% to $11.6 million, or 20.5% of total revenue, for fiscal 2004, from $8.9 million, or 19.2% of total revenues, for fiscal 2003. Our international revenues decreased 2.8% during fiscal 2003 from $9.2 million, or 20.6% of total revenues, for fiscal 2002. Our international revenues are primarily generated in Europe and Japan with a significant portion of our international business coming from service providers and network equipment manufacturers. During fiscal 2004, 2003, and 2002, we expanded our operations outside the United States through a combination of hiring additional direct sales persons in our foreign subsidiaries and increasing the number of distributors that resell our products outside the U.S. We also focused our efforts on increasing sales to corporate enterprises. International revenue in fiscal 2004 benefited from our expansion and increased focus on corporate enterprises. The decline in fiscal 2003 reflected the shift of our customer base to corporate enterprises and the effects of the challenging global economy at that time.

Cost of Revenues

Cost of new software license revenues consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates and technical support revenues consists of royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional service revenues consists primarily of personnel-related costs in providing consulting and training to our customers. Gross margins on new software license revenues and software license updates and technical support revenues are substantially higher than gross margin on professional service revenues, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

Cost of New Software License Revenues. Cost of software license revenues was $831,000, $829,000 and $453,000 in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Gross margin on software licenses revenue increased to 97% for fiscal 2004 from 96.3% for fiscal 2003. The increase in gross margin for fiscal 2004 was due to an increase in revenue and proportionately fewer license sales requiring royalty payments. Gross margin on software licenses revenue decreased to 96.3% for fiscal 2003 from 98.1% for fiscal 2002. The increase in cost of software license revenues and the resulting lower gross margins in fiscal 2003 were primarily due to an increase in sales requiring royalty payments under licensing agreements.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $1.7 million, $1.7 million, and $1.8 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Gross margin on software license updates and technical support revenues increased to 88.6% for fiscal 2004 from 86.5% in fiscal 2003. Gross margin on software license updates and technical support revenues in fiscal 2003 increased from 83.0% for fiscal 2002. Gross margins improved in fiscal 2004 and fiscal 2003 due to increases in revenue and only slight changes in costs.

Cost of Professional Service Revenues. Cost of professional service revenues was $7.5 million, $4.6 million, and $4.1 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Gross margin on professional service revenues decreased to 42.8% for fiscal 2004 from 59.9% for fiscal 2003. The increase in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in headcount, overhead costs, subcontractor costs, recruiting expenses and certain other costs associated with specific consulting engagements. Gross margin on professional service revenues increased to 59.9% for fiscal 2003 from 57.9% for fiscal 2002 primarily due to the mix of consulting contracts. We expect the cost of professional services revenues as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $13.0 million, $12.9 million, and $12.3 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively, representing increases of 1% in fiscal 2004 from fiscal 2003 and 4.6% in fiscal 2003 from fiscal 2002. These increases were primarily due to higher personnel costs as a result of the increased staffing levels for developing new products as well as sustaining and upgrading existing products. In fiscal 2004, the increase in costs was partially offset by lower overhead costs.

Sales and Marketing. Sales and marketing expenses were $19.4 million, $18.2 million and $16.9 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The 6.6% increase in fiscal 2004 from fiscal 2003 was primarily due to higher commission costs associated with growth in revenues and increases in travel costs. As a percentage of total revenues, sales and marketing expenses decreased to 34.4% in fiscal 2004 from 39.3% in fiscal 2003. This decrease resulted from a proportionally smaller increase in costs associated executing our sales plan relative to the higher level of revenues achieved in fiscal 2004. Sales and marketing expenses increased 8.2% in fiscal 2003 from fiscal 2002 and, as a percentage of total revenues, increased to 39.3% in fiscal 2003 from 37.8% in fiscal 2002. These increases are primarily due to an increase in the average size of our direct sales force in fiscal 2003 compared to fiscal 2002 due to the addition of sales offices in the United Kingdom and Australia in the second half of fiscal year 2002, and increases in international sales commissions to third parties and certain marketing costs. The increases were partially offset by lower travel and entertainment expenses, conference costs and advertising expenses.

General and Administrative. General and administrative expenses were $5.7 million, $4.9 million, and $4.7 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The 16.7% increase in fiscal 2004 from fiscal 2003 was primarily due to higher audit fees, insurance costs, and personnel costs. The increases in fiscal 2004 were partially offset by lower bad debt costs. The 5.2% increase in fiscal 2003 from fiscal 2002 was primarily due to higher personnel costs, insurance expense, and software maintenance costs associated with new financial systems. The increase in fiscal 2003 was partially offset by a decrease in professional fees for fiscal 2003 compared to fiscal 2002.

Other Income (Expense)

Other income, net were $594,000, $879,000, and $1.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The decrease in each period was primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the periods.

Provision for Income Taxes

Our effective tax rates were 30%, 23% and 23% for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures. In fiscal 2002, we conducted a review of our costs to determine their qualification for the increased research tax credit. As a result of this review, we generated an additional $372,000 in non-recurring tax credits resulting from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 32% to 36%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of March 31, 2004, we had cash, cash equivalents and marketable securities totaling $81.5 million.

Cash provided by operating activities was $9.5 million, $8.2 million, and $4.4 million for fiscal 2004, 2003 and 2002, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2004 from fiscal 2003 was primarily attributable to higher net income and deferred revenue due to our revenue growth and increases in accrued liabilities and the tax benefit from the exercise of employee stock options. These increases were partially offset by an increase in accounts receivable resulting from our revenue growth. The increase in cash provided by operations in fiscal 2003 from fiscal 2002 was attributable to a decline in accounts receivable due to the timing of customer payments, a reduction in refundable taxes due to receipt of payments from tax authorities and the fiscal 2003 current tax provision, and an increase in deferred revenue from our software arrangements and growth in our installed customer base.

Net cash used in investing activities was $41.2 million, $965,000, and $5.7 million for fiscal 2004, 2003, and 2002, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business and technology acquisitions. For fiscal 2004, we purchased $67.5 million of marketable securities of which $27.6 million were either sold or matured during the year. For fiscal 2004 and 2003, a majority of our capital expenditures were for information technology and software purchases. For fiscal 2002, capital expenditures were primarily for property and equipment for our corporate headquarters in Bethesda, Maryland. In fiscal 2002, funds were used to pay the cash portion of the purchase price of the NetMaker acquisition and the purchase price of the WDM NetDesign acquisition, net of cash acquired.

Cash provided by financing activities was $2.9 million, $778,000, and $913,000 for fiscal 2004, 2003, and 2002, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options, the sale of common stock under our 2000 Employee Stock Purchase Plan, and the issuance of notes payable in fiscal 2003 and 2002.

We have commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash and marketable securities and well as cash generated from operations in the normal course of business.

The following table summarizes our contractual arrangements at March 31, 2004, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on our consolidated balance sheet as of March 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(dollars in thousands)
Facilities Operating Lease Obligations	$20,665	$3,052	$6,071	$6,190	$5,352
Long-term Debt Obligations (including interest)	378	24	154	166	34
Minimum Royalty Payments	1,000	400	600	—	—
Total	$22,043	$3,476	$6,825	$6,356	$5,386

See Notes 10 and 11to our consolidated financial statements for additional information related to our facilities operating leases and long-term debt obligations. As of March 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities. In order to satisfy the security deposit requirements under our corporate office lease, we entered into an agreement with a commercial bank to issue an irrevocable standby letter of credit for approximately $2.4 million for the benefit of our landlord. Our cash balances at the bank secure the letter of credit.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products.

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

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

In January 2003, we were awarded a consulting contract with the U.S. Department of Defense. The funding under this contract for calendar year 2003 was $3.1 million, and there are four successive option years under the contract that may be exercised by the U.S. Department of Defense in its discretion. In January 2004, U.S. Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 is $3.5 million. Our results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 44%, 39% and 23% of our total revenues for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Government sales entail a variety of risks including:

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

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and U.S. government agencies of version 10.5 of OPNET IT Guru, which was released in May 2004, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

At March 31, 2004, we had $41.5 million in cash and cash equivalents and $40.0 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2004, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $75,000.

Although a majority of our revenue transactions outside the United States are denominated in U.S. dollars, we also conduct business through our subsidiaries in Australia, Belgium, France, and the United Kingdom, which exposes us to movement in currency exchange rates. As part of our risk management strategy, we do not enter into any foreign exchange derivative transactions. However, we manage our level of exposure at our foreign subsidiaries by denominating a majority of their sales and payment of their expenses in the local currencies of each subsidiary. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended March 31, 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of the evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on September 14, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Executive Officers and Directors - The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference.

(b)	Directors - The information in the section entitled “Election of Directors” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section entitled “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the section entitled “Independent Auditor Fees and Other Matters” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements. The following financial statements of OPNET Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

2.	Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K

(b) Reports on Forms 8-K

Current report on Form 8-K furnished to the SEC on April 29, 2004, furnished information under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits “ and “Item 12. Disclosure of Operations and Financial Condition” of Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June 2004.

OPNET TECHNOLOGIES, INC.

By:	/s/ Marc A. Cohen
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 14th day of June 2004.

Signature	Title

/s/ Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer
Marc A. Cohen	(Principal Executive Officer)

/s/ Alain J. Cohen	President, Chief Technology Officer and Director
Alain J. Cohen

/s/ Joseph W. Kuhn	Vice President and Chief Financial Officer
Joseph W. Kuhn	(Principal Financial and Accounting Officer)

/s/ Steven G. Finn, PhD	Director
Steven G. Finn, PhD

/s/ Ronald W. Kaiser	Director
Ronald W. Kaiser

/s/ William F. Stasior	Director
William F. Stasior

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia

June 11, 2004

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$41,492	$70,251
Marketable securities	40,001	—
Accounts receivable, net	10,044	6,420
Unbilled accounts receivable	2,559	933
Deferred income taxes, prepaid expenses and other current assets	1,772	1,412

Total current assets	95,868	79,016
Property and equipment, net	6,410	7,008
Intangible assets, net	1,240	1,566
Goodwill	12,212	12,212
Deferred income taxes and other assets	952	839

Total assets	$116,682	$100,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934	$215
Accrued liabilities	4,218	2,756
Deferred and accrued income taxes	173	172
Deferred revenue	12,918	9,694

Total current liabilities	18,243	12,837
Notes payable	300	300
Deferred rent	994	632
Deferred revenue	774	484

Total liabilities	20,311	14,253

Commitments and contingencies (note 10)	—	—
Stockholders’ equity:
Preferred stock - 5,000 shares authorized; no shares issued and outstanding at March 31, 2004 and 2003	—	—
Common stock - 100,000 shares authorized; 26,184 and 25,522 shares issued at March 31, 2004 and 2003, respectively; 20,050 and 19,388 shares outstanding at March 31, 2004 and 2003, respectively	26	26
Additional paid-in capital	77,808	73,600
Deferred compensation	(21)	(59)
Retained earnings	22,661	16,903
Accumulated other comprehensive (loss) income	(3)	18
Treasury stock - 6,134 shares at March 31, 2004 and 2003	(4,100)	(4,100)

Total stockholders’ equity	96,371	86,388

Total liabilities and stockholders’ equity	$116,682	$100,641

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Revenues:
New software licenses	$28,164	$22,187	$24,435
Software license updates and technical support	15,152	12,667	10,384
Professional services	13,137	11,573	9,743

Total revenues	56,453	46,427	44,562

Cost of revenues:
New software licenses	831	829	453
Software license updates and technical support	1,730	1,710	1,767
Professional services	7,510	4,637	4,102

Amortization of acquired technology	509	504	434

Total cost of revenues	10,580	7,680	6,756

Gross profit	45,873	38,747	37,806

Operating expenses:
Research and development	13,040	12,909	12,339
Sales and marketing	19,446	18,245	16,866
General and administrative	5,717	4,897	4,655

Total operating expenses	38,203	36,051	33,860

Income from operations	7,670	2,696	3,946

Other income (expense):
Interest income	681	904	1,797
Interest and other expense, net	(87)	(25)	(57)

	594	879	1,740

Income before provision for income taxes	8,264	3,575	5,686
Provision for income taxes	2,506	832	1,307

Net income	$5,758	$2,743	$4,379

Basic net income per common share	$.29	$.14	$.23

Diluted net income per common share	$.28	$.14	$.22

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$5,758	$2,743	$4,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,087	2,129	2,020
Loss on disposition of fixed assets	30	—	—
Provision for losses on accounts receivable	61	360	361
Deferred income taxes	192	(752)	455
Expense related to stock options	172	97	83
Changes in assets and liabilities, net of effects from acquisitions:
Billed and unbilled accounts receivable	(5,311)	1,021	(3,406)
Loans to employees	—	—	231
Prepaid expenses and other current assets	(493)	(369)	1,576
Refundable income taxes	—	1,253	(824)
Deposits and other assets	(69)	(53)	5
Accounts payable	719	(329)	30
Accrued liabilities	1,462	394	(2,198)
Accrued income taxes	(98)	80	(189)
Tax benefit from exercise of employee stock options	1,135	235	857
Deferred revenue	3,514	1,110	727
Deferred rent	362	251	322

Net cash provided by operating activities	9,521	8,170	4,429

Cash flows from investing activities:
Purchase of property and equipment	(1,013)	(965)	(3,278)
Purchase of investments	(67,546)	—	—
Proceeds from sale/maturity of investments	27,564	—	—
Acquisition of NetMaker division of Make Systems, Inc.	—	—	(1,156)
Acquisition of WDM Net Design, net of cash acquired	—	—	(1,279)
Acquired technology	(183)	—	—

Net cash used in investing activities	(41,178)	(965)	(5,713)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,626	318	384
Issuance of common stock under employee stock purchase plan	312	310	379
Proceeds from issuance of note payable	—	150	150

Net cash provided by financing activities	2,938	778	913

Effect of exchange rate changes on cash and cash equivalents	(40)	28	(12)

Net increase (decrease) in cash and cash equivalents	(28,759)	8,011	(383)
Cash and cash equivalents, beginning of year	70,251	62,240	62,623

Cash and cash equivalents, end of year	$41,492	$70,251	$62,240

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2001	24,901	18,767	$25	$70,708	6,134	$(4,100)	$(180)	$9,781	$2	$76,236
Net income								4,379		4,379
Foreign currency translation									(12)	(12)

Total comprehensive income										4,367
Issuance of common stock:
Exercise of options	261	261		384						384
Employee stock purchase plan	33	33		379						379
Acquisition	25	25		350						350
Share options cancelled				(23)			23
Tax benefit from exercise of stock options				857						857
Amortization of deferred compensation							83			83

Balance, March 31, 2002	25,220	19,086	25	72,655	6,134	(4,100)	(74)	14,160	(10)	82,656
Net income								2,743		2,743
Foreign currency translation									28	28

Total comprehensive income										2,771
Issuance of common stock:
Exercise of options	259	259	1	318						319
Employee stock purchase plan	43	43		310						310
Tax benefit from exercise of stock options				235						235
Deferred compensation				82			(82)
Amortization of deferred compensation							97			97

Balance, March 31, 2003	25,522	19,388	26	73,600	6,134	(4,100)	(59)	16,903	18	86,388
Net income								5,758		5,758
Foreign currency translation									(40)	(40)
Unrealized gain on marketable securities									19	19

Total comprehensive income										5,737
Issuance of common stock:
Exercise of options	625	625		2,625						2,625
Employee stock purchase plan	37	37		315						315
Tax benefit from exercise of stock options				1,135						1,135
Deferred compensation				133			(133)			—
Amortization of deferred compensation							171			171

Balance, March 31, 2004	26,184	20,050	$26	$77,808	6,134	$(4,100)	$(21)	$22,661	$(3)	$96,371

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a leading provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration auditing; network capacity and resiliency planning; application deployment planning; and network technology R&D. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

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

Cash and Cash Equivalents. Cash and cash equivalents consist of deposits in banks and all highly liquid investments with maturities of three months or less when purchased.

Marketable Securities. We have determined that all of our investments are marketable securities to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest income” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest income” line item on the consolidated statements of operations.

Supplemental Cash Flow Information.

	Year ended March 31,
	2004	2003	2002
Cash paid during the fiscal year for:
Income taxes	$1,432	$514	$987
Interest	57	56	45
Non-cash financing and investing activities:
Issuance of common stock for acquisition	$—	$—	$350
Unrealized gain on marketable securities	19

Concentration of Credit Risk. Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, marketable securities and accounts receivable. We generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies, or government entities.

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

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and note payable approximates their respective carrying amounts.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2004, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. Intangible assets consist of acquired technology. Intangible assets are originally recorded at cost and amortized on a straight-line basis over their expected useful lives of five years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Goodwill. In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired There has been no impairment as of March 31, 2004.

Valuation of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Revenue Recognition. We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletins No. 101 and No. 104, “Revenue Recognition in Financial Statements.”

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

Software license updates and technical support revenues represent fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are entered into in connection with the initial software license purchase. License updates and technical support may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support. Revenue from license updates and technical support is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

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

Advertising Costs. Advertising costs are expensed as incurred and were $392, $316, and $401 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

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

Comprehensive Income. Certain revenues, expenses, gains and losses are recognized in comprehensive income but excluded from net income. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains on marketable securities.

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

Indemnifications. The Company accounts for guarantees in accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretations No. 45”). Interpretation 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements. Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on allegations that our software products infringe the intellectual property rights of a third party. The indemnification is limited to the amount paid by the customer. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no claims are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, we do not believe that these indemnification provisions will have a material adverse effect on our operating performance or financial condition.

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

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for all periods.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

The following table illustrates the effect on net income and related net income per share for fiscal years ended March 31, 2004, 2003 and 2002, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123, as amended:

	2004	2003	2002
Net income	$5,758	$2,743	$4,379
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	49	83
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,044)	(3,743)	(3,035)

Pro forma net income (loss)	$1,739	$(951)	$1,427

Basic net income (loss) per common share:
As reported	$.29	$.14	$.23
Pro forma	$.09	$(.05)	$.08
Diluted net income (loss) per common share:
As reported	$.28	$.14	$.22
Pro forma	$.08	$(.05)	$.07

Recently Issued Accounting Pronouncements. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the provisions of Interpretation No. 46 effective January 1, 2003. We do not have any variable interest entities; thus adoption of Interpretation No. 46 did not have an impact on our consolidated results of operations or financial position.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

2.	Acquisition

In July 2001, we entered into an agreement (the “Share Purchase Agreement”) with Comsof N.V., a Belgium company and the owner of WDM NetDesign BVBA (“WDM NetDesign”), through which the companies collaborated on the development of optical network planning products. Under the Share Purchase Agreement, OPNET acquired a 20% interest in WDM NetDesign for consideration of $399 and purchased an option for consideration of $1 to acquire all remaining shares of WDM NetDesign. In December 2001 we exercised our option to purchase the remaining shares of WDM NetDesign for $1,275. On January 4, 2002, we purchased these shares by paying Comsof N.V. $925 and issuing them 25 shares of our common stock valued at approximately $350. The value of the 25 shares of common stock issued was based on the average market price of our common stock over the two-day period before and after the purchase option was exercised. In connection with this acquisition, we incurred expenses of $98 and recorded a deferred tax credit of $201. The deferred tax credit results from acquired technology not being deductible for tax reporting purposes. As a result of this acquisition, we now own WDM NetDesign’s core technology in optical networking design and a strong assembled workforce.

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

The following unaudited pro forma financial information for the year ended March 31, 2002, assumes the acquisition of WDM NetDesign occurred as of the beginning of the year ended March 31, 2002, after giving effect to certain adjustments, including the amortization of intangible assets. The unaudited pro forma financial information includes WDM NetDesign’s results of operations for the nine months ended March 31, 2002, as WDM NetDesign commenced operations in July 2001. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future, or that would have occurred if the business combinations had been in effect on the dates indicated.

2002
Revenues	$44,657
Net income (loss)	4,320
Basic net income (loss) per share	$.23
Diluted net income (loss) per share	$.22

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

3.	Marketable Securities

Marketable securities as of March 31, 2004, consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate bonds and notes	$10,915	$3	$1	$10,917
U.S. Government agencies	29,067	18	1	29,084

Marketable securities	$39,982	$21	$2	$40,001

Our marketable securities have maturity dates of less than one year.

4.	Intangible Assets

Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, and a software product for modeling voice communications in December 2003. The gross carrying amount acquired technology and related accumulated amortization consisted of the following at March 31, 2004 and 2003:

	2004	2003
Acquired technology	$2,682	$2,501
Accumulated amortization	(1,442)	(935)

Intangible assets, net	$1,240	$1,566

Amortization expense from acquired technology was $509, $504, and $434 for the years ended March 31, 2004, 2003, and 2002, respectively. Amortization expense from acquired technology is included in cost of revenues in the consolidated statements of operations. We expect amortization expense of $536 in each of the fiscal years ending March 31, 2005 and 2006, $103 in the year ending March 31, 2007, $36 in the fiscal year ending March 31, 2008, and $29 in the fiscal year ending March 31, 2009.

5.	Goodwill

Goodwill in the aggregate amount of $12,212 was recorded in connection with the acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002. There were no changes in the total carrying amount of goodwill for the years ended March 31, 2004 and 2003.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2004 and 2003:

	2004	2003
Computer equipment	$5,788	$5,446
Leasehold improvements	4,102	4,122
Purchased software	1,680	1,348
Office furniture and equipment	1,686	1,661

Total	13,256	12,577
Less: accumulated depreciation	(6,846)	(5,569)

Property and equipment, net	$6,410	$7,008

Depreciation expense for fiscal years ended March 31, 2004, 2003, and 2002 was $1,578, $1,625, and $1,586, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2004 and 2003:

	2004	2003
Accrued compensation and bonuses	$2,675	$1,590
Other	1,543	1,166

Total	$4,218	$2,756

8.	Income Taxes

The components of the provision for income taxes for the years ended March 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Current provision:
Federal	$1,811	$1,227	$600
State	464	284	188
Foreign	39	73	64

Total current provision	2,314	1,584	852

Deferred provision (benefit):
Federal	345	(667)	337
State	59	(85)	118
Foreign	(212)	—	—

Total deferred provision (benefit)	192	(752)	455

Total provision for income taxes	$2,506	$832	$1,307

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

At March 31, 2004 and 2003, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

	2004	2003
Deferred tax assets:
Accrued vacation expense	$315	$260
Deferred revenue	360	321
In-process research and development	237	252
Deferred rent	383	239
Research and development tax credit carry forward	572	516
Accelerated book amortization of acquired technology	310	201
Bad debt reserve	131	126
Foreign net operating loss carry forward	212	—
Other temporary differences	(1)	7

Total deferred tax assets	2,519	1,922

Deferred tax liabilities:
Accelerated depreciation	(364)	(317)
Tax amortization of goodwill	(850)	(550)
Tax liability related to WDM NetDesign acquisition (see Note 2)	(110)	(148)
Tax accounting for unbilled accounts receivable	(544)	(260)

Total deferred tax liabilities	(1,868)	(1,275)

Net deferred tax asset	$651	$647

The provision for income taxes for fiscal years ended March 31, 2004, 2003 and 2002 differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

	2004	2003	2002
Statutory U.S. Federal rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	4	4	4
Tax credits	(8)	(15)	(16)
Foreign tax credit and other permanent differences, net	—	—	1

Effective tax rate	30%	23%	23%

At March 31, 2004, we had a research and development tax credit carry forward of approximately $572 which will expire in the year 2024.

For the fiscal year ended March 31, 2004, our French subsidiary had a foreign net operating loss carry forward of approximately $600 which can be carried forward indefinitely. Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $260 at March 31, 2004. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid. While there are no specific plans to distribute the undistributed earnings in the immediate future, where economically appropriate to do so, such earnings may be remitted.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

We believe that it is more likely than not that our net deferred tax asset of $651 will be realized. Therefore, no valuation allowance was recorded at March 31, 2004. Our assessment was based upon our history of profitability, estimates of future taxable income, and the period over which the tax benefits will be realized.

9.	Related Party Transactions

We sell consulting services to certain customers through OPNET Analysis, Inc., which was wholly-owned by one of our executive officers. OPNET Analysis, Inc. became a wholly-owned subsidiary of ours in April 2001 and is included in our consolidated financial statements for fiscal year 2002.

10.	Commitments and Contingencies

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires us to maintain a security deposit of approximately $2,400 in the form of a bank letter of credit, as discussed in Note 11, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, we lease office space under noncancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal years 2004, 2003, and 2002 was $3,229, $3,201, and $3,068, respectively. At March 31, 2004, future minimum lease payments required under noncancelable leases were as follows:

Year ending March 31,
2005	$3,052
2006	3,062
2007	3,009
2008	3,058
2009	3,132
Thereafter	5,352

Total minimum lease payments	$20,665

We are involved in various claims and legal proceedings arising from our normal operations. We do not expect those matters, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

11.	Credit Agreements and Notes Payable

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility were limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,400 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest was payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility included a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility was collateralized by our accounts receivable. The loan agreement contained customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. We decided not to renew the credit facility and it expired June 10, 2004. As of March 31, 2004, we had no borrowings under the available credit facility, and available borrowings at that date were approximately $5,600.

In December 2001, we received proceeds from a $150 loan from the Department of Economic Development of Montgomery County, Maryland, under the Sunny Day Fund Initiative. The loan is subject to multiple maturity dates and has a 5% annual interest rate. The principal amount and any accrued interest will be deferred if we meet certain conditions regarding the hiring of full time employees. In December 2006, the principal amount and any accrued interest outstanding may convert to a grant if we achieve certain requirements related to employment.

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

12.	Employee Benefit Plan

Effective August 1, 1993, we established a 401(k) retirement plan (the “Plan”) covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal years ended March 31, 2004, 2003 and 2002 was $582, $567, and $549, respectively.

13.	Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years ended March 31, 2004, 2003 and 2002:

	2004	2003	2002
Net Income (Numerator):
Basic and diluted net income	$5,758	$2,743	$4,379

Shares (Denominator):
Weighted average shares outstanding (basic)	19,697	19,273	18,953
Plus:
Effect of other dilutive securities - options	953	701	1,061

Weighted average shares outstanding (diluted)	20,650	19,974	20,014

Net income per common share:
Basic	$.29	$.14	$.23
Diluted	$.28	$.14	$.22

We had options for the purchase of 715, 2,192, and 804 common shares that were excluded from the diluted average shares outstanding for the fiscal years ended March 31, 2004, 2003, and 2002 respectively, because their effect was antidilutive.

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

A summary of option transactions is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, April 1, 2001	2,460	7.18
Granted	1,655	10.73
Exercised	(261)	1.47
Canceled	(441)	9.79

Outstanding, March 31, 2002	3,413	9.00
Granted	1,033	6.04
Exercised	(259)	1.23
Canceled	(204)	10.32

Outstanding, March 31, 2003	3,983	7.71
Granted	364	12.20
Exercised	(625)	4.20
Canceled	(123)	9.98

Outstanding March 31, 2004	3,599	9.76

Exercisable, March 31, 2004	1,720	9.81

At March 31, 2004, options outstanding and exercisable were as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Life Remaining	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.36	5	1.0 years	$0.36	5	$0.36
1.47 - 2.00	254	1.7 years	1.79	254	1.79
4.00 - 5.85	921	8.2 years	5.72	222	5.48
6.71 - 9.66	218	7.9 years	8.24	148	8.01
10.59 - 14.63	2,000	7.3 years	11.93	974	12.05
15.42 - 19.50	201	7.2 years	18.72	117	19.50

	3,599			1,720

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

The weighted average fair value at date of grant for options granted during fiscal years 2004, 2003 and 2002 was $8.18, $4.17, and $7.86 per share, respectively. The weighted average assumptions are follows:

	2004	2003	2002
Risk-free interest rate	3.24%	3.35%	4.59%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years
Volatility factor	98%	98%	105%

At various dates during the year ended March 31, 2000, we granted a total of 260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The weighted average exercise price of these options was $2.57. We recorded compensation expense relating to those options of $24, $49 and $83 for the years ended March 31, 2004, 2003 and 2002, respectively.

During the fiscal year ended March 31, 2003, we granted options to purchase 35 shares of our common stock to members of our advisory board. As a result, we initially recorded $82 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate – 1.54%, expected dividend yield – 0.0%, expected life – 2 years, and volatility – 79%. During the year ended March 31, 2004, we marked-to-market the estimated fair value of the options during their vesting period and recorded $74 of additional deferred compensation. We amortized $109 and $47 of this deferred compensation to expense for the years ended March 31, 2004 and 2003, respectively.

During the fiscal year ended March 31, 2004, we granted options to purchase 10 shares of our common stock to members of our advisory board. As a result, we initially recorded $74 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate – 1.84%, expected dividend yield – 0.0%, expected life – 2 years, and volatility – 68%. We marked-to-market the estimated fair value of the options during their vesting period and recorded a $15 reduction in deferred compensation during the year ended March 31, 2004. We amortized $38 of this deferred compensation to expense for the year ended March 31, 2004.

Employee Stock Purchase Plan. During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”), which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 38, 43, and 33 shares of our common stock were issued under the ESPP in fiscal year ended March 31, 2004, 2003 and 2002, respectively.

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not our employees, for up to a total of 225 shares of our common stock.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

15.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gain on marketable securities. Total comprehensive income for fiscal years ended March 31, 2004, 2003, and 2002 is summarized as follows:

	2004	2003	2002
Net income	$5,758	$2,743	$4,379
Foreign currency translation adjustments	(40)	28	(12)
Net unrealized gain on marketable securities	19	—	—

Total comprehensive income	$5,737	$2,771	$4,367

16.	Business Segment and Geographic Area Information

We operate in one industry segment, the development and sale of computer software programs and related services. For the years ended March 31, 2004, 2003 and 2002, revenues from transactions with U.S. government agencies were approximately 44%, 39%, and 23% of total revenues, respectively. No single customer accounted for 10% or more of revenues for fiscal 2004. In addition, there were no sales to any customers within a single country except for the United States where such sales accounted for 10% or more of total revenues. Our assets were primarily held in the United States for the fiscal years ended March 31, 2004, 2003 or 2002.

Revenues by geographic destination and as a percentage of total revenues for fiscal years ended March 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Geographic Area by Destination
United States	$44,859	$37,513	$35,392
International	11,596	8,914	9,170

	$56,455	$46,427	$44,562

	2004	2003	2002
Geographic Area by Destination
United States	79.5%	80.8%	79.4%
International	20.5	19.2	20.6

	100.0%	100.0%	100.0%

17.	Valuation and Qualifying Accounts

The following table sets forth activity in our accounts receivable reserve account:

	Balance at Beginning of Period	Charges to Expenses	Deductions	Balance at End of Period
Year ended,
March 31, 2004	$333	$61	$53	$341
March 31, 2003	203	360	230	333
March 31, 2002	113	361	271	203

Deductions represent write-offs of receivables previously reserved.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

18.	Quarterly Financial Data (Unaudited)

Year Ended March 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,305	$13,401	$14,432	$16,315
Gross profit	10,010	10,961	11,688	13,214
Income from operations	904	1,911	2,142	2,713
Net income	764	1,344	1,619	2,031
Basic net income applicable per common share	$.04	$.07	$.08	$.10
Diluted net income per common share	$.04	$.07	$.08	$.10

Year Ended March 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,153	$11,112	$11,804	$12,358
Gross profit	9,158	9,292	9,902	10,395
Income from operations	314	423	921	1,038
Net income	432	513	834	964
Basic net income applicable per common share	$.02	$.03	$.04	$.05
Diluted net income per common share	$.02	$.03	$.04	$.05

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

10.14	Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith