Form 10-Q
period 2004-06-30
OPNET TECHNOLOGIES INC
filed 2004-08-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding on June 30, 2004 was 20,115,791.

PART 1. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,345	$41,492

Marketable securities	43,304	40,001
Accounts receivable, net of $294 and $341 in allowance for doubtful accounts at June 30 and March 31, 2004, respectively	9,320	10,044
Unbilled accounts receivable	2,366	2,559
Deferred income taxes, prepaid expenses and other current assets	1,788	1,772

Total current assets	99,123	95,868

Property and equipment, net	6,251	6,410
Intangible assets, net	1,106	1,240
Goodwill	12,212	12,212
Deferred income taxes and other assets	1,073	952

Total assets	$119,765	$116,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217	$934
Accrued liabilities	4,119	4,218
Deferred and accrued income taxes	1,039	173
Deferred revenue	13,652	12,918

Total current liabilities	19,027	18,243

Notes payable	300	300
Deferred rent	1,018	994
Deferred revenue	644	774

Total liabilities	20,989	20,311

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock- par value $0.001; 5,000 shares authorized, no shares issued and outstanding at June 30 and March 31, 2004	—	—
Common stock-par value $0.001; 100,000 authorized; 26,250 and 26,184 shares issued at June 30 and March 31, 2004, respectively; 20,116 and 20,050 shares outstanding at June 30 and March 31, 2004, respectively	26	26
Additional paid-in capital	78,247	77,808
Deferred compensation	(5)	(21)
Retained earnings	24,701	22,661
Accumulated other comprehensive loss	(93)	(3)
Treasury stock, at cost - 6,134 shares at June 30 and March 31, 2004	(4,100)	(4,100)

Total stockholders’ equity	98,776	96,371

Total liabilities and stockholders’ equity	$119,765	$116,682

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
New software licenses	$8,046	$6,166
Software license updates and technical support	4,656	3,341
Professional services	4,085	2,798

Total revenues	16,787	12,305

Cost of revenues:
New software licenses	194	257
Software license updates and technical support	551	376
Professional services	2,506	1,537
Amortization of acquired technology	134	125

Total cost of revenues	3,385	2,295

Gross Profit	13,402	10,010

Operating expenses:
Research and development	3,395	3,197
Sales and marketing	5,450	4,527
General and administrative	1,703	1,382

Total operating expenses	10,548	9,106

Income from operations	2,854	904
Interest and other income, net	196	151

Income before provision for income taxes	3,050	1,055
Provision for income taxes	1,010	291

Net income	$2,040	$764

Basic net income per common share	$0.10	$0.04

Diluted net income per common share	$0.10	$0.04

Weighted average common shares outstanding (basic)	20,083	19,452

Weighted average common shares outstanding (diluted)	20,986	20,150

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,040	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	569	527
Provision for losses on accounts receivable	—	61
Deferred income taxes	(163)	132
Expense related to employee and other stock options	16	79
Changes in assets and liabilities:
Accounts receivable	917	(937)
Prepaid expenses and other current assets	75	252
Other assets	(148)	(138)
Accounts payable	(717)	384
Accrued liabilities	(99)	407
Accrued income taxes	965	115
Deferred revenue	604	779
Deferred rent	24	94

Net cash provided by operating activities	4,083	2,519

Cash flows from investing activities:
Purchase of property and equipment	(276)	(201)
Purchase of investments	(19,228)	(8,320)
Proceeds from sale/maturity of investments	15,925	—

Net cash used in investing activities	(3,579)	(8,521)

Cash flows from financing activities:
Proceeds from exercise of common stock options	258	231
Proceeds from issuance of common stock under employee stock purchase plan	181	147

Net cash provided by financing activities	439	378

Effect of exchange rate changes on cash and cash equivalents	(90)	(38)

Net increase (decrease) in cash and cash equivalents	853	(5,662)

Cash and cash equivalents, beginning of period	41,492	70,251

Cash and cash equivalents, end of period	$42,345	$64,589

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

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2004, filed with the SEC. The March 31, 2004 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three months ended June 30, 2004 may not be indicative of the operating results for the full fiscal year or any other future period.

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share for the three months ended June 30, 2004 and 2003, respectively, as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net income	$2,040	$764
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	9

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(838)	(991)

Pro forma net income (loss)	$1,218	$(218)

Basic net income (loss) per common share:
As reported	$0.10	$0.04
Pro forma	$0.06	$(0.01)
Diluted net income (loss) per common share:
As reported	$0.10	$0.04
Pro forma	$0.06	$(0.01)

2. Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2004	At March 31, 2004
	(in thousands)
Acquired technology	$2,682	$2,682
Accumulated amortization	(1,576)	(1,442)

Intangible assets, net	$1,106	$1,240

Acquired technology relating to the NetMaker and WDM NetDesign acquisitions resulted in amortization expense for the three months ended June 30, 2004 and 2003 of $134,000 and $125,000, respectively. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We expect amortization expense of $536,000 in the fiscal year ending March 31, 2005 and 2006, $102,000 in the fiscal year ending March 31, 2007, $36,000 in the fiscal year ending March 31, 2008, and $30,000 in the fiscal year ending March 31, 2009.

3. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net Income (Numerator):
Basic and diluted net income	$2,040	$764

Shares (Denominator):

Weighted average shares outstanding (basic)	20,083	19,452
Plus:
Effect of other dilutive securities — options	903	698

Weighted average shares outstanding (diluted)	20,986	20,150

Net income per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

4. Stockholders’ Equity

During the three months ended June 30, 2004, we received proceeds of approximately $258,000 and issued 49,174 shares of common stock, pursuant to employee exercises of stock options. During the three months ended June 30, 2004, employees purchased 16,284 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $181,000.

5. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. Government agencies were approximately 48% and 44% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Substantially all assets were held in the United States at June 30 and March 31, 2004. Revenues by geographic area and as a percentage of total revenues is as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Geographic Area:
United States	$14,043	$9,796
International	2,744	2,509

Total revenue	$16,787	$12,305

Geographic Area:
United States	83.7%	79.6%
International	16.3	20.4

Total revenue	100.0%	100.0%

6. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$72	$182
Interest	5	4

7. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net income	$2,040	$764
Foreign currency translation adjustments	(8)	(38)
Unrealized gain (loss) on marketable securities	(81)	(4)

Total comprehensive income	$1,951	$722

8. Commitments and Contingencies

We are involved in various claims and legal proceedings arising from our normal operations. We do not expect those matters, individually or in the aggregate, to have a material effect on our financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2004, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended June 30, 2004 (“Q1 2005”), as compared to the three months ended March 31, 2004 (“Q4 2004”), we increased revenue, gross profit, operating margins, net income, operating cash flow, cash and marketable securities, and deferred revenue. We believe that the improvement in our overall financial performance during Q1 2005 as compared to Q4 2004 was attributable to executing our business plan and our significant business with the U.S. Government.

The following table summarizes information on certain key metrics:

	Three Months Ended
	June 30, 2004	March 31, 2004	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$16,787	$16,315	$472	2.9%
Total cost of sales	$3,385	$3,101	$284	9.2%
Gross profit	$13,402	$13,214	$188	1.4%
Gross profit as a percentage of total revenue (gross margin)	79.8%	81.0%
Total operating expenses	$10,548	$10,501	$47	0.4%
Income from operations	$2,854	$2,713	$141	5.2%
Income from operations as a percentage of total revenue (operating margin)	17.0%	16.6%
Net income	$2,040	$2,031	$9	0.4%
Diluted net income per common share	$0.10	$0.10	$0.00	0.0%
Total employees (period end)	323	307	16	5.2%
Total average employees	318	302	16	5.3%
Total consultants (period end)	62	60	2	3.3%
Total quota-carrying sales persons (period end)	46	44	2	4.5%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$85,649	$81,493	$4,156	5.1%
Cash flows from operating activities	$4,083	$2,802	$1,281	45.7%
Total deferred revenue (period end)	$14,296	$13,692	$604	4.4%

The growth in total revenue in Q1 2005 from Q4 2004 was generated by sales of our products and services to the U.S. Government. In particular, one transaction with a U.S. Government customer generated $1.2 million in license revenue during

Q1 2005. Revenue from corporate enterprises for Q1 2005 was about the same as in Q4 2004. U.S. government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, protocols, and server technology. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our solutions are scalable and address large, complex military systems and networks (i.e., mobile networks) with a variety of operationally proven, advanced predictive performance techniques. This enables the Department of Defense to use our software and services to achieve important transformational objectives such as network centricity and improved battle space awareness.

Our international revenues decreased 37.1% to $2.74 million, or 16.3% of total revenue for Q1 2005, from $4.36 million, or 27.6% of total revenue for Q4 2004. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future but fluctuate from period to period. Although sales to corporate enterprises are growing, our international business continues to be dependent upon service providers and network equipment manufacturers for a large portion of its revenue. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

For Q1 2005, as compared to Q4 2004, the increase in the amount of total revenue exceeded the increase in our cost of revenues, resulting in a 1.4% increase in gross profit. Although our gross profit increased in absolute dollars for Q1 2005 as compared to Q4 2004, it declined as a percentage of total revenue. This decline was expected and was attributable to our implementation of strategies designed to expand our consulting business and our sales to U.S. Government and corporate enterprise customers. These strategies produced increases in headcount and overhead costs for our consulting business as well as generally lower profit from a higher volume of business with U.S. Government customers that tend to be less profitable than our contracts with other customers.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. We demonstrated our operating leverage during Q1 2005 as our 2.9% revenue growth exceeded our 0.4% operating expense growth and produced a 17% operating margin.

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

Total Revenue. Despite indications that the overall economy and IT industry is improving, we continue to see cautious capital spending by our current and potential customers. In line with our performance for the three months ended June 30, 2004, we currently expect any future growth in revenue to come from sales to enterprise IT organizations and the U.S. Government. We expect revenue from sales to service providers and network equipments manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the U.S. Government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience a slower rate of growth, or even a decline, in quarterly revenues in the near-term.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. As a result, we expect our international sales in absolute dollars and as a percentage of total revenue to fluctuate from quarter to quarter.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add four to five quota carrying sales persons in each of the next several quarters. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses as a percentage of revenues will depend upon increases in our revenue growth, among other factors.

Operating Margin. Through a combination of the growth of our U.S. Government business, the operating leverage of our business model, and the disciplined execution of our business plan, we increased our operating margin to 17.0% for Q1 2005 from 16.6% for Q4 2004. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings.

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

Revenue from third party sales to distributors and resellers is generally recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software products to their customers. This is commonly referred to as the sell-through method.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of June 30, 2004, accounts receivable totaled $9.3 million, net of an allowance for doubtful accounts of $294,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, and a software product for modeling voice communications in December 2003. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of June 30, 2004, intangible assets totaled $1.1 million, net of accumulated amortization of $1.6 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of June 30, 2004, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized during the three months ended June 30, 2004.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2004	2003
Revenues:
New software licenses	47.9%	50.1%
Software license updates and technical support	27.7	27.2
Professional services	24.4	22.7

Total revenues	100.0	100.0

Cost of revenues:
New software licenses	1.2	2.1
Software license updates and technical support	3.3	3.1
Professional services	14.9	12.5
Amortization of acquired technology	0.8	1.0

Total cost of revenues	20.2	18.7

Gross profit	79.8	81.3

Operating expenses:
Research and development	20.2	26.0
Sales and marketing	32.5	36.8
General and administrative	10.1	11.2

Total operating expenses	62.8	74.0

Income from operations	17.0	7.3
Interest and other income, net	1.2	1.3

Income before provision for income taxes	18.2	8.6
Provision for income taxes	6.0	2.4

Net income	12.2%	6.2%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended June 30,
	2004	2003
Cost of new software license revenues	2.4%	4.2%
Cost of software license updates and technical support	11.8	11.3
Cost of professional service revenues	61.3	54.9

Revenues

New Software License Revenues. New software license revenues were $8.05 million and $6.17 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 30.5%. For the three months ended June 30, 2004, as compared to the same period in fiscal 2004, the increase in license revenue was primarily due to higher sales volumes to enterprise and U.S. Government customers of the platform products OPNET Modeler and SP Guru, and modules such as Flow Analysis, NetDoctor, and Wireless.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $4.66 million and $3.34 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 39.4%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues for the three months ended June 30, 2004, as compared to the same period in fiscal 2004, reflect increases in the overall customer-installed base.

Professional Service Revenues.

The components of professional services for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
	2004	2003
	(in millions)
Consulting services	$3.6	$2.4
Training and other income	0.5	0.4

Professional services revenue	$4.1	$2.8

Professional service revenues were approximately $4.1 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 46%. Consulting services revenues comprise 87.4% and 84.6% for the three months ended June 30, 2004 and 2003, respectively. The increases in professional service revenues for the three months ended June 30, 2004 as compared to the same period in fiscal 2004 were primarily due to growing demand for our consulting services by U.S. government agencies, and to a lesser extent, enterprise customers. Revenue from consulting services provided to U.S. government agencies were approximately $2.6 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 45.2%.

In January 2003, we were awarded a re-competed consulting contract with the U.S. Department of Defense that contributed approximately $3.1 million, $3.3 million, and $3.2 million of consulting revenues for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The funding under this contract for calendar year 2003 was $3.1 million. Under the first of four possible contract extensions, the funding under this contract for calendar year 2004 is $3.5 million. The option years for calendar years 2005, 2006, and 2007 under this contract, may be exercised by the U.S. Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

International Revenues. Our international revenues increased 9.4% to $2.74 million, or 16.3% of total revenue, for the three months ended June 30, 2004, from $2.51 million, or 20.4% of total revenues, for the same period in fiscal 2004. Our international revenues are primarily generated in Europe and Japan with a significant portion of our international business coming from service providers and network equipment manufacturers. We also focused our efforts on increasing sales to corporate enterprises. International revenue during the three months ended June 30, 2004 benefited from our expansion and increased focus on corporate enterprises.

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

Cost of New Software License Revenues. Cost of software license revenues was $194,000 and $257,000 for the three months ended June 30, 2004 and 2003, respectively. Gross margin on software licenses revenue increased to 97.6% for the three months ended June 30, 2004 from 95.8% for the same period in fiscal 2004. The increase in gross margin for the three months ended June 30, 2004 as compared to the same period in fiscal 2004 was due to an increase in revenue and proportionately fewer license sales requiring royalty payments.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $551,000 and $376,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of software license updates and technical support revenues for the three months ended June 30, 2004 as compared to the same period in fiscal 2004 was due to an increase in headcount and higher royalty payments. Gross margin on software license updates and technical support revenues decreased slightly to 88.2% for the three months ended June 30, 2004 from 88.7% for the same period in fiscal 2004.

Cost of Professional Service Revenues. Cost of professional service revenues was $2.5 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. Gross margin on professional service revenues decreased to 38.7% for the three months ended June 30, 2004 from 45.1% for the same period in fiscal 2004. The increase in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in headcount, overhead costs, subcontractor costs, recruiting expenses and certain other costs associated with specific consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $3.4 and $3.2 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 6.2%. The increase was primarily due to higher personnel costs as a result of the increased staffing levels for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $5.5 million and $4.5 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 20.4%. The increase was primarily due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan. Other increases include commission costs associated with growth in revenues and travel costs.

General and Administrative. General and administrative expenses were $1.7 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 23.2%. The increase was primarily due to higher professional services and personnel costs.

Interest and Other Income, net

Interest and other income, net, was $196,000 and $151,000 for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities for the three months ended June 30, 2004 as compared to the same period in fiscal 2004.

Provision for Income Taxes

Our effective tax rates were 33% and 28% for the three months ended June 30, 2004 and 2003, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 32% to 36%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of June 30, 2004, we had cash, cash equivalents and marketable securities totaling $85.6 million.

Cash provided by operating activities was $4.1 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities for the three months ended June 30, 2004 as compared to the same period in fiscal 2004 was primarily attributable to higher net income and deferred revenue due to our revenue growth and increases in accrued liabilities including an increase in accrued income taxes of $965,000. These increases were partially offset by an increase in accounts receivable of $917,000 resulting from our revenue growth.

Net cash used in investing activities was $3.6 million and $8.5 million for the three months ended June 30, 2004 and 2003, respectively. Investing activities include the purchase, sale or maturity of marketable securities and the acquisition of property and equipment. For the three months ended June 30, 2004, funds were used to purchase marketable securities of $19.2 million and to purchase property and equipment of $276,000.

Cash provided by financing activities was $439,000 and $378,000 for the three months ended June 30, 2004 and 2003, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As of June 30, 2004, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 48% and 44% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Government sales entail a variety of risks including:

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

At June 30, 2004, we had $42.3 million in cash and cash equivalents and $43.3 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2004, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $90,000.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended June 30, 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2004, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

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

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Joseph W. Kuhn
Date: August 9, 2004	Name:	Joseph W. Kuhn
	Title:	Vice President of Finance and
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