Form 10-Q
period 2004-09-30
OPNET TECHNOLOGIES INC
filed 2004-11-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding on September 30, 2004 was 20,153,181.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$41,525	$41,492
Marketable securities	42,888	40,001
Accounts receivable, net of $293 and $341 in allowance for doubtful accounts at September 30 and March 31, 2004, respectively	9,665	10,044
Unbilled accounts receivable	2,221	2,559
Deferred income taxes, prepaid expenses and other current assets	3,056	1,772

Total current assets	99,355	95,868

Property and equipment, net	6,134	6,410
Intangible assets, net	971	1,240
Goodwill	12,212	12,212
Deferred income taxes and other assets	1,602	952

Total assets	$120,274	$116,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$934
Accrued liabilities	4,269	4,218
Deferred and accrued income taxes	133	173
Deferred revenue	13,376	12,918

Total current liabilities	18,781	18,243

Notes payable	300	300
Deferred rent	1,070	994
Deferred revenue	704	774

Total liabilities	20,855	20,311

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock- par value $0.001; 5,000 shares authorized, no shares issued and outstanding at September 30 and March 31, 2004	—	—
Common stock-par value $0.001; 100,000 authorized; 26,287 and 26,184 shares issued at September 30 and March 31, 2004, respectively; 20,153 and 20,050 shares outstanding at September 30 and March 31, 2004, respectively	26	26
Additional paid-in capital	78,365	77,808
Deferred compensation	(1)	(21)
Retained earnings	25,195	22,661
Accumulated other comprehensive loss	(66)	(3)
Treasury stock, at cost - 6,134 shares at September 30 and March 31, 2004	(4,100)	(4,100)

Total stockholders’ equity	99,419	96,371

Total liabilities and stockholders’ equity	$120,274	$116,682

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
New software licenses	$5,739	$6,708	$13,785	$12,874
Software license updates and technical support	4,963	3,626	9,619	6,967
Professional services	3,512	3,067	7,597	5,865

Total revenues	14,214	13,401	31,001	25,706

Cost of revenues:
New software licenses	182	231	376	488
Software license updates and technical support	586	367	1,137	743
Professional services	2,255	1,717	4,761	3,254
Amortization of acquired technology	134	125	268	250

Total cost of revenues	3,157	2,440	6,542	4,735

Gross profit	11,057	10,961	24,459	20,971

Operating expenses:
Research and development	3,661	3,109	7,056	6,306
Sales and marketing	5,251	4,553	10,701	9,080
General and administrative	1,687	1,388	3,390	2,770

Total operating expenses	10,599	9,050	21,147	18,156

Income from operations	458	1,911	3,312	2,815
Interest and other income, net	265	150	461	301

Income before provision for income taxes	723	2,061	3,773	3,116
Provision for income taxes	229	717	1,239	1,008

Net income	$494	$1,344	$2,534	$2,108

Basic net income per common share	$0.02	$0.07	$0.13	$0.11

Diluted net income per common share	$0.02	$0.07	$0.12	$0.10

Basic weighted average common shares outstanding	20,135	19,603	20,109	19,528

Diluted weighted average common shares outstanding	20,639	20,479	20,745	20,310

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,534	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,113	1,050
Provision for losses on accounts receivable	—	61
Deferred income taxes	(163)	121
Expense related to employee and other stock options	3	114
Changes in assets and liabilities:
Accounts receivable	717	(3,845)
Prepaid expenses and other current assets	(1,183)	(531)
Other assets	(233)	(13)
Accounts payable	69	1,087
Accrued liabilities	51	927
Accrued income taxes	59	234
Deferred revenue	388	1,205
Deferred rent	76	188

Net cash provided by operating activities	3,431	2,706

Cash flows from investing activities:
Acquisition of Altaworks	(453)	—
Purchase of property and equipment	(569)	(333)
Purchase of investments	(29,684)	(45,452)
Proceeds from sale/maturity of investments	26,797	—

Net cash used in investing activities	(3,909)	(45,785)

Cash flows from financing activities:
Proceeds from exercise of common stock options	393	806
Proceeds from issuance of common stock under employee stock purchase plan	181	147

Net cash provided by financing activities	574	953

Effect of exchange rate changes on cash and cash equivalents	(63)	(52)

Net increase (decrease) in cash and cash equivalents	33	(42,178)

Cash and cash equivalents, beginning of period	41,492	70,251

Cash and cash equivalents, end of period	$41,525	$28,073

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (“OPNET”, “we” or “us”) is a leading provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration auditing; network capacity and resiliency planning; application deployment planning; and network technology R&D. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2004, filed with the SEC. The March 31, 2004 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and six months ended September 30, 2004 may not be indicative of the operating results for the full fiscal year or any other future period.

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share for the three and six months ended September 30, 2004 and 2003, respectively, as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$494	$1,344	$2,534	$2,108
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(13)	9	3	17

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(913)	(975)	(1,751)	(1,966)

Pro forma net (loss) income	$(432)	$378	$786	$159

Basic net income (loss) per common share:
As reported	$0.02	$0.07	$0.13	$0.11
Pro forma	$(0.02)	$0.02	$0.04	$0.01
Diluted net income (loss) per common share:
As reported	$0.02	$0.07	$0.12	$0.10
Pro forma	$(0.02)	$0.02	$0.04	$0.01

2. Subsequent Events

On October 6, 2004, we acquired Altaworks Corporation (“Altaworks”). In connection with the acquisition, we acquired all assets of Altaworks, including two commercially available software products. The acquisition provides advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis. Under the terms of the merger agreement, the cash purchase price, together with assumed liabilities, totaled approximately $3.5 million. We paid the purchase price of approximately $3.5 million from working capital. This acquisition will be accounted for as a purchase; consequently, operations of the acquired business will be included in our financial statements prospectively from the date of acquisition. We are in the process of completing our purchase price allocation and expect to complete our analysis in the third quarter of fiscal 2005.

3. Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2004	At March 31, 2004
	(in thousands)
Acquired technology	$2,682	$2,682
Accumulated amortization	(1,711)	(1,442)

Intangible assets, net	$971	$1,240

Acquired technology relating to the NetMaker, WDM NetDesign and Anite (amortization expense associated with Anite commenced in Q4 of FY 2004) acquisitions resulted in amortization expense for the three months ended September 30, 2004 and 2003 of $134,000 and $125,000, respectively. Amortization expense for the six months ended September 30, 2004 and 2003 was $268,000 and $250,000 respectively. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We currently expect amortization expense attributable to these acquisitions of $536,000 in the fiscal year ending March 31, 2005 and 2006, $102,000 in the fiscal year ending March 31, 2007, $36,000 in the fiscal year ending March 31, 2008, and $30,000 in the fiscal year ending March 31, 2009.

4. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income (Numerator):
Basic and diluted net income	$494	$1,344	$2,534	$2,108

Shares (Denominator):

Weighted average shares outstanding (basic)	20,135	19,603	20,109	19,528
Plus:
Effect of other dilutive securities — options	504	876	636	782

Weighted average shares outstanding (diluted)	20,639	20,479	20,745	20,310

Net income per common share:
Basic	$0.02	$0.07	$0.13	$0.11
Diluted	$0.02	$0.07	$0.12	$0.10

5. Stockholders’ Equity

During the six months ended September 30, 2004, we received proceeds of approximately $393,000 and issued 86,643 shares of common stock, pursuant to employee exercises of stock options. During the six months ended September 30, 2004, employees purchased 16,284 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $181,000.

6. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 50% and 45% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Revenues from transactions with U.S. government agencies were approximately 49% and 45% of total revenues for the six months ended September 30, 2004 and 2003, respectively. Substantially all assets were held in the United States at September 30 and March 31, 2004. Revenues by geographic area and as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Geographic Area:
United States	$11,647	$10,836	$25,690	$20,632
International	2,567	2,565	5,311	5,074

Total revenue	$14,214	$13,401	$31,001	$25,706

Geographic Area:
United States	81.9%	80.9%	82.9%	80.3%
International	18.1	19.1	17.1	19.7

Total revenue	100.0%	100.0%	100.0%	100.0%

7. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$2,517	$667
Interest	5	44

8. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$494	$1,344	$2,534	$2,108
Foreign currency translation adjustments	10	(13)	2	(51)
Unrealized gain (loss) on marketable securities	17	4	(65)	—

Total comprehensive income	$521	$1,335	$2,471	$2,057

9. Commitments and Contingencies

On September 27, 2004, Compuware Corporation filed a lawsuit against OPNET in the U.S. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise.

The Internal Revenue Service (“IRS”) is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. Based upon discussions with the IRS, we believe that the examinations are nearing completion. While the outcome of the IRS examination is not determinable at this time, we believe that tax deficiencies, if any, asserted by the IRS will not have a material adverse effect on our consolidated financial position, although consolidated results of operations could be significantly impacted in the reporting period in which such matters are resolved.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2004, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the U.S., and we have operations in Australia, Belgium, France, Germany, and the United Kingdom. We primarily depend upon our direct sales force to generate revenue in the U.S. Sales outside the U.S. are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenues are derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For the six months ended September 30, 2004, perpetual licenses represented approximately 97% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenues represent fees associated with the sale of license updates and technical support under our maintenance agreements. We offer professional services, under both fee-for-service and fixed-price agreements, primarily to facilitate the adoption of our technology and to provide product customization and enhancements.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, and increasing our international presence. We have focused our sales, marketing, and other efforts on corporate enterprise and U.S. Government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect the need to closely manage the increases in our total expenses as we implement these strategies.

Acquisition

On October 6, 2004, we completed the acquisition of Altaworks for a total purchase price of approximately $3.5 million. Under the terms of the merger agreement, we acquired all the assets of Altaworks and assumed liabilities. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise.

This acquisition will be accounted for as a purchase; consequently, operations of the acquired business will be included in our financial statements prospectively from the date of acquisition. We expect this acquisition to increase operating costs for the quarter ending December 31, 2004 by approximately $500,000 to $600,000. See Note 2 to our condensed consolidated financial statements for additional information related to our acquisition of Altaworks.

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended September 30, 2004 (“Q2 2005”), as compared to the three months ended June 30, 2004 (“Q1 2005”), revenue, gross profit, operating margins, net income, operating cash flow and deferred revenue decreased. The approximately 29% sequential decline in new software license revenue in Q2 2005 adversely impacted most of our key financial metrics.

The following table summarizes information on certain key metrics:

	Three Months Ended
	September 30, 2004	June 30, 2004	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$14,214	$16,787	$(2,573)	(15.3)%
Total cost of sales	$3,157	$3,385	$(228)	(6.7)%
Gross profit	$11,057	$13,402	$(2,345)	(17.5)%
Gross profit as a percentage of total revenue (gross margin)	77.8%	79.8%
Total operating expenses	$10,599	$10,548	$51	0.5%
Income from operations	$458	$2,854	$(2,396)	(84.0)%
Income from operations as a percentage of total revenue (operating margin)	3.2%	17.0%
Net income	$494	$2,040	$(1,546)	(75.8)%
Diluted net income per common share	$0.02	$0.10	$(0.08)	(80.0)%
Total employees (period end)	338	323	15	4.6%
Total average employees	335	318	17	5.3%
Total consultants (period end)	64	62	2	3.2%
Total quota-carrying sales persons (period end)	52	46	6	13.0%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$84,413	$85,649	$(1,236)	(1.4)%
Cash flows (used in) provided by operating activities	$(652)	$4,083	$(4,735)	(116.0)%
Total deferred revenue (period end)	$14,080	$14,296	$(216)	(1.5%)

The decease in total revenue in Q2 2005 from Q1 2005 was primarily attributable to the approximately 29% decline in new software license revenue. We experienced a sequential decline in new software license revenue across our four major customer groups. We believe that our overall sales performance in Q2 2005 was adversely impacted by a combination of internal and external factors, including less than expected sales execution by our North American sales team and more deals in Q2 2005 with longer transaction processing cycles by our corporate enterprise, government, and service provider customers than in previous quarters. We are implementing plans to improve sales training and mentoring programs and to modify sales territory assignments. These plans are designed to improve sales execution and minimize the disruptions normally associated with change. We believe that it could take several quarters for our plans to produce the intended results.

Our international revenues decreased 6.5% to $2.57 million, or 18.1% of total revenue for Q2 2005, from $2.74 million, or

16.3% of total revenue for Q1 2005. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future but fluctuate from period to period. Sales to corporate enterprises are growing and accounted for the highest percentage of international revenue for Q2 2005 and Q1 2005. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

For Q2 2005, as compared to Q1 2005, the total revenue decline of $2.57 million was partially offset by a $228,000 decline in cost of sales, resulting in a 17.5% decrease in gross profit. Our gross margin also declined to 77.8% for Q2 2005 as compared to 79.8% for Q1 2005. The decline in gross margin was due to license revenue contributing a lower percentage of total revenue in Q2 2005 (40.4%) as compared to Q1 2005 (47.9%).

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. We have been able to expand our operating margins in the past, and expect to do so in the future, through a combination of revenue growth, the operating leverage of our business model, and the disciplined execution of our business plan. The operating leverage of our business model is dependent upon license revenue, which was demonstrated by the decline in our operating margin to 3.2% for Q2 2005 from 17.0% for Q1 2005.

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

Total Revenue. Despite indications that the overall economy and IT industry is improving, we continue to see cautious capital spending by our current and potential customers. In line with our performance for the three months ended September 30, 2004, we currently expect any significant future growth in revenue to come from sales to enterprise IT organizations and the U.S. Government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the U.S. Government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience a slower rate of growth, or even a decline, in quarterly revenues in the near term.

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

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the utilization of additional consultants and the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates and technical support, which have substantially higher gross margins than the gross margin on professional service revenues. We expect gross profit margins from 76% to 80% in the near term.

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. In addition, the Altaworks acquisition will result in higher research and development expenses. We expect the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

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

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations. Over the next several quarters, we anticipate incurring significant incremental costs for our Sarbanes-Oxley Section 404 compliance efforts and we expect that general and administrative expenses will increase in both absolute dollars and as a percentage of total revenue.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to 3.2% for Q2 2005 from 17.0% for Q1 2005 due primarily to the decline in license revenue in Q2 2005. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time.

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

Revenue Recognition. We recognize revenue under the residual method based on the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenues from software license arrangements are recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract, which is signed by both the end user and us, or a purchase order from those end users who have either previously negotiated a software license agreement with us or accept the terms and conditions of our standard “shrink wrap” software master license agreement. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are currently only made outside of North America and are evidenced by a master agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of software master license agreements and maintenance agreements with the end user.

•	Delivery has occurred. Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is considered to have occurred upon the transfer of media containing our software products to a common carrier. Occasionally, software products are delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

When several elements, including software licenses, software license updates and technical support, and professional services, are sold to a customer through a single arrangement, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value, as determined in reliance on “vendor-specific objective evidence” (or “VSOE”), of the undelivered elements of the arrangement is deferred, and revenue is recognized for the delivered elements (generally software licenses) when the criteria set forth in paragraph 8 of SOP 97-2 are met. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices when the element is sold separately and, for software license updates and technical support, is additionally measured by the renewal rate offered to the customer in our maintenance agreement. We have established VSOE of fair value for software license updates and technical support, consulting services, and training. We normally do not sell separately software licenses. Therefore, we do not have VSOE of fair value for software licenses. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed or until fair value can objectively be determined. In instances when any one of the criteria set forth in paragraph 8 of SOP 97-2 are not met, we will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as the case may be, as required by SOPs 97-2 and 98-9.

In situations when a customer has the right to use our software for 12 months or less, or when the arrangement fee for a term license includes the right to use our software and receive software license updates and technical support, revenue is recognized ratably on a monthly basis over the license term.

We provide periodic unspecified product updates and technical support to our customers through maintenance contracts. Software license updates and technical support revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees (on initial order or on renewal) are generally made in advance and are nonrefundable.

Revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is reasonably assured. Professional services fees are generally based on hourly or daily rates; however, for services rendered under fixed-price contracts, revenue is recognized monthly using the percentage-of-completion method. We estimate the percentage-of-completion based on the total hours incurred to date as a percentage of total hours required to complete. When total cost estimates exceed the fixed price, we accrue for the estimated losses immediately. Using the percentage-of-completion method requires us to make estimates about the future cost of services and estimated hours to complete, which are subject to change for a variety of internal and external factors. A change in these estimates could result in a material adjustment to the amount of revenue recorded in any period under the arrangement.

Our software products are fully functional upon delivery. Some of our software arrangements include consulting services sold separately under consulting engagement contracts. When services under these arrangements are not considered essential to the functionality of the software they qualify as “service transactions” as defined in SOP 97-2, and we recognize revenue as services are performed based upon VSOE of fair value for these services. When we enter into consulting services arrangements that are bundled with software and the consulting services are considered essential to the functionality of the software, revenue under the entire arrangement is recognized using the percentage-of-completion method of contract accounting under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Software license revenue is generally recognized in our consolidated statement of operations earlier under SOP 97-2 than when contract accounting is required under SOP 81-1. The more significant factors considered in determining whether the consulting services are considered essential to the functionality of the software include the nature of services (i.e., significant customization, modification, or alteration of software products), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. The determination of whether our consulting services are essential involves significant judgment and could have a material impact on our results of operations from period to period to the extent that significant new arrangements are not accounted for using contract accounting. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of September 30, 2004, accounts receivable totaled $9.7 million, net of allowance for doubtful accounts of $293,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, and a software product for modeling voice communications in December 2003. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of September 30, 2004, intangible assets totaled $971,000, net of accumulated amortization of $1.7 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of September 30, 2004, we had goodwill of $12.2 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized during the three months ended September 30, 2004.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
New software licenses	40.4%	50.0%	44.5%	50.1%
Software license updates and technical support	34.9	27.1	31.0	27.1
Professional services	24.7	22.9	24.5	22.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
New software licenses	1.3	1.7	1.2	1.9
Software license updates and technical support	4.1	2.8	3.7	2.9
Professional services	15.9	12.8	15.4	12.6
Amortization of acquired technology	0.9	0.9	0.9	1.0

Total cost of revenues	22.2	18.2	21.1	18.4

Gross profit	77.8	81.8	78.9	81.6

Operating expenses:
Research and development	25.8	23.2	22.9	24.5
Sales and marketing	36.9	34.0	34.5	35.3
General and administrative	11.9	10.3	10.9	10.8

Total operating expenses	74.6	67.5	68.2	70.6

Income from operations	3.2	14.3	10.7	11.0
Interest and other income, net	1.9	1.1	1.5	1.1

Income before provision for income taxes	5.1	15.4	12.2	12.1
Provision for income taxes	1.6	5.4	4.0	3.9

Net income	3.5%	10.0%	8.2%	8.2%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Cost of Revenues:
New software licenses	3.2%	3.4%	2.7%	3.8%
Software license updates and technical support	11.8	10.1	11.8	10.7
Professional services	64.2	56.0	62.7	55.5

Revenues

New Software License Revenues. New software license revenues were $5.74 million and $6.71 million for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of 14.4%. For the three months ended September 30, 2004, as compared to the same period in fiscal 2004, the decrease in license revenue was primarily due to lower sales volumes of OPNET SP Guru, OPNET VNE Server, and modules to U.S. Government, service provider, and network equipment manufacturer customers. New software license revenues were $13.78 million and $12.87 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 7.1%. For the six months ended September 30, 2004, as compared to the same period in fiscal 2004, the increase in license revenue was primarily due to higher sales volumes associated with the growth of our business with corporate enterprises and the U.S. Government. This growth was partially offset by a decline in our business with service providers and network equipment manufacturers.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $4.96 million and $3.63 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 36.9%. Software license updates and technical support revenues were $9.62 million and $6.97 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 38.1%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues for the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004, reflect increases in the overall customer-installed base.

Professional Service Revenues

The components of professional services for the three and six months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Consulting services	$3.2	$2.7	$6.8	$5.1
Training and other income	0.3	0.4	0.8	0.7

Professional services revenue	$3.5	$3.1	$7.6	$5.8

Professional service revenues were approximately $3.51 million and $3.07 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 14.5%. Consulting services revenues comprise 92.2% and 88.7% of professional services revenue for the three months ended September 30, 2004 and 2003, respectively. Professional service revenues were approximately $7.58 million and $5.86 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 29.5%. Consulting services revenues comprise 89.6% and 87.7% of professional services revenue for the six months ended September 30, 2004 and 2003, respectively. The increases in professional service revenues for the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004, are primarily due to growing demand for our consulting services by U.S. government agencies. Revenue from consulting services provided to U.S. government agencies were approximately $2.6 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 26.1%. Revenue from consulting services provided to U.S. government agencies were approximately $5.3 million and $3.9 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 34.8%.

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

International Revenues. Our international revenues were $2.6 million for the three months ended September 30, 2004 and 2003, respectively. Our international revenues decreased as a percentage of total revenue to 18.1% for the three months ended September 30, 2004 from 19.1% for the same period in fiscal 2004. Our international revenues increased 4.7% to $5.31 million for the six months ended September 30, 2004, from $5.07 million for the same period in fiscal 2004. Our international revenues decreased as a percentage of total revenue to 17.1% for the six months ended September 30, 2004 from 19.7% for the same period in fiscal 2004. Our international revenues are primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused additional efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for the three and six months ended September 30, 2004.

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

Cost of New Software License Revenues. Cost of software license revenues was $182,000 and $231,000 for the three months ended September 30, 2004 and 2003, respectively. Gross margin on software license revenue increased to 96.8% for the three months ended September 30, 2004 from 96.6% for the same period in fiscal 2004. Cost of software license revenues was $376,000 and $488,000 for the six months ended September 30, 2004 and 2003, respectively. Gross margin on software license revenue increased to 97.3% for the six months ended September 30, 2004 from 96.2% for the same period in fiscal 2004. The increases in gross margin for the three and six months ended September 30, 2004 as compared to the same periods in fiscal 2004 were due to proportionately fewer license sales requiring royalty payments.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $586,000 and $367,000 for the three months ended September 30, 2004 and 2003, respectively. Gross margin on software license updates and technical support revenues decreased to 88.2% for the three months ended September 30, 2004 from 89.9% for the same period in fiscal 2004. Cost of software license updates and technical support revenues were $1.14 million and $743,000 for the six months ended September 30, 2004 and 2003, respectively. Gross margin on software license updates and technical support revenues decreased to 88.2% for the six months ended September 30, 2004 from 89.3% for the same period in fiscal 2004. The increases in cost of software license updates and technical support revenues for the three and six months ended September 30, 2004 as compared to the same periods in fiscal 2004 were due to increases in headcount necessary to support our increasing customer base and higher royalty payments related to sales of software updates.

Cost of Professional Service Revenues. Cost of professional service revenues was $2.25 million and $1.72 million for the three months ended September 30, 2004 and 2003, respectively. Gross margin on professional service revenues decreased to 35.8% for the three months ended September 30, 2004 from 44.0% for the same period in fiscal 2004. Cost of professional service revenues was $4.76 million and $3.25 million for the six months ended September 30, 2004 and 2003, respectively. Gross margin on professional service revenues decreased to 37.3% for the six months ended September 30, 2004 from 44.5% for the same period in fiscal 2004. The increases in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in our consulting staff to meet demand for our services and additional overhead costs required to support growth.

Operating Expenses

Research and Development. Research and development expenses were $3.66 million and $3.11 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 17.8%. Research and development expenses were $7.06 million and $6.31 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 11.9%. The increases were primarily due to higher personnel costs as a result of the increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $5.25 million and $4.55 million for the three months ended

September 30, 2004 and 2003, respectively, representing an increase of 15.3%. Sales and marketing expenses were $10.70 million and $9.08 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 17.9%. The increases were primarily due to higher personnel costs as a result of increased staffing levels and higher costs associated with marketing activities necessary to pursue our business plan.

General and Administrative. General and administrative expenses were $1.69 million and $1.39 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 21.5%. General and administrative expenses were $3.34 million and $2.77 million for the six months ended September 30, 2004 and 2003, respectively, representing an increase of 22.4%. The increases were primarily due to higher personnel costs as a result of increased staffing levels and increased costs associated with professional services.

Interest and Other Income, net

Interest and other income, net, was $265,000 and $150,000 for the three months ended September 30, 2004 and 2003, respectively. Interest and other income, net, was $461,000 and $301,000 for the six months ended September 30, 2004 and 2003, respectively. The increases were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities together with an increase in interest rates for the three and six months ended September 30, 2004 as compared to the same periods in fiscal 2004.

Provision for Income Taxes

Our effective tax rates were 32% and 35% for the three months ended September 30, 2004 and 2003, respectively. Our effective tax rates were 33% and 32% for the six months ended September 30, 2004 and 2003, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 30% to 34%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of September 30, 2004, we had cash, cash equivalents and marketable securities totaling $84.4 million.

Cash provided by operating activities was $3.4 million and $2.7 million for the six months ended September 30, 2004 and 2003, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities for the six months ended September 30, 2004 as compared to the same period in fiscal 2004 was primarily attributable to higher net income and collection of accounts receivable. These increases were partially offset by an increase in prepaid expenses and other, resulting from payments of estimated income taxes.

Net cash used in investing activities was $3.9 million and $45.8 million for the six months ended September 30, 2004 and 2003, respectively. Investing activities include the purchase, sale or maturity of marketable securities, expenditures for property and equipment, and acquisitions of businesses and technologies. For the six months ended September 30, 2004, funds were used to make advances to Altaworks of $454,000 in anticipation of the acquisition closing, purchase marketable securities of $29.7 million, and purchase property and equipment of $569,000. Proceeds from the sale/ maturity of investments were $26.8 million for the six months ended September 30, 2004. For the six months ended September 30, 2003, funds were used to purchase marketable securities of $45.5 million, and purchase property and equipment of $333,000.

Cash provided by financing activities was $574,000 and $953,000 for the six months ended September 30, 2004 and 2003, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As of September 30, 2004, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

Contingencies

On September 27, 2004, Compuware Corporation filed a lawsuit against OPNET in the U.S. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise.

The Internal Revenue Service (“IRS”) is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. Based upon discussions with the IRS, we believe that the examinations are nearing completion. While the outcome of the IRS examination is not determinable at this time, we believe that tax deficiencies, if any, asserted by the IRS will not have a material adverse effect on our consolidated financial position, although consolidated results of operations could be significantly impacted in the reporting period in which such matters are resolved.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 49% and 45% of our total revenues for the six months ended September 30, 2004 and 2003, respectively. Government sales entail a variety of risks including:

•	Government contracts are subject to the approval of appropriations by the U.S. Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years.

•	A significant decline in government expenditures generally, or a shift in budget priorities away from agencies or programs that we support, could cause a material decline in our government business. In particular, a decline in government spending on information technology or related services could hurt our government business.

•	Our products and services are included on a General Services Administration (“GSA”) schedule. We believe that the GSA schedule facilitates our sales to U.S. government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•	Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business might decline.

•	The federal government audits and reviews the performance of federal contractors on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work could result in a finding that we overcharged the government, which could result in an adjustment to our previously reported operating results. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

•	Many of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur losses on contracts, which would adversely affect our operating results.

•	A portion of our sales to the U.S. government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

•	We could face expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or our prime contractors pursuant to competitive bidding.

•	Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause; reduce or modify contracts or subcontracts; and claim rights in products, systems, and technology produced by us.

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

We completed the NetMaker, WDM NetDesign, and Altaworks acquisition in March 2001, January 2002, and October 2004, respectively. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

At September 30, 2004, we had $41.5 million in cash and cash equivalents and $42.9 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2004, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $105,000.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended September 30, 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 27, 2004, Compuware Corporation filed a lawsuit against OPNET in U.S. District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

OPNET is involved in various other claims and legal proceedings arising from its normal operations. Management does not consider any of these matters to be material.

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

As of September 30, 2004, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, and (iii) $1.4 million of the purchase price for WDM NetDesign. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of OPNET held on September 14, 2004, OPNET’s nominees for the Class I Director for the ensuing three years was elected and the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year was ratified.

With respect to the election of the Class I Director, the voting was as follows:

Nominee	For	Withheld
Ronald W. Kaiser	18,283,466	429,965

With respect to ratification of the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year, the voting was as follows:

For	18,689,849
Against	19,490
Abstain	4,092

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits: See Exhibit Index
B.	Reports on Form 8-K

Current report on Form 8-K dated July 29, 2004, furnished information under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” and “Item 12. Results of Operations and Financial Condition” of Form 8-K

Current report on Form 8-K dated September 14, 2004, furnished information under “Item 1.01. Entry into a Material Definitive Agreement”, “Item 7.01. Regulation FD Disclosure”, and “Item 9.01. Financial Statements and Exhibits”

Current report on Form 8-K dated October 6, 2004, furnished information under “Item 2.02. Results of Operations and Financial Condition”, “Item 8.01. Other Events”, and “Item 9.01. Financial Statements and Exhibits”

Current report on Form 8-K dated October 12, 2004, furnished information under “Item 2.01. Completion of Acquisition or Disposition of Assets”, “Item 7.01. Regulation FD Disclosure”, and “Item 9.01. Financial Statements and Exhibits”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Joseph W. Kuhn
Date: November 9, 2004	Name:	Joseph W. Kuhn
	Title:	Vice President of Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith