Form 10-Q
period 2004-12-31
OPNET TECHNOLOGIES INC
filed 2005-02-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding on December 31, 2004 was 20,208,937.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,029	$41,492
Marketable securities	37,640	40,001
Accounts receivable, net of $293 and $349 in allowance for doubtful accounts at December 31 and March 31, 2004, respectively	13,900	10,044
Unbilled accounts receivable	2,189	2,559
Deferred income taxes, prepaid expenses and other current assets	2,503	1,772

Total current assets	99,261	95,868

Property and equipment, net	6,051	6,410
Intangible assets, net	1,470	1,240
Goodwill	15,818	12,212
Deferred income taxes and other assets	620	952

Total assets	$123,220	$116,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$564	$934
Accrued liabilities	4,378	4,218
Deferred and accrued income taxes	99	173
Deferred revenue	15,775	12,918

Total current liabilities	20,816	18,243

Notes payable	300	300
Deferred rent	1,101	994
Deferred revenue	982	774

Total liabilities	23,199	20,311

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock- par value $0.001; 5,000 shares authorized, no shares issued and outstanding at December 31 and March 31, 2004	—	—
Common stock-par value $0.001; 100,000 authorized; 26,343 and 26,184 shares issued at December 31 and March 31, 2004, respectively; 20,209 and 20,050 shares outstanding at December 31 and March 31, 2004, respectively	26	26
Additional paid-in capital	78,640	77,808
Deferred compensation	—	(21)
Retained earnings	25,365	22,661
Accumulated other comprehensive loss	90	(3)
Treasury stock, at cost - 6,134 shares at December 31 and March 31, 2004	(4,100)	(4,100)

Total stockholders’ equity	100,021	96,371

Total liabilities and stockholders’ equity	$123,220	$116,682

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
New software licenses	$7,793	$7,113	$21,578	$19,987
Software license updates and technical support	4,998	3,940	14,617	10,907
Professional services	3,272	3,379	10,869	9,244

Total revenues	16,063	14,432	47,064	40,138

Cost of revenues:
New software licenses	202	126	578	614
Software license updates and technical support	597	445	1,734	1,188
Professional services	2,367	2,048	7,128	5,302
Amortization of acquired technology	192	125	460	375

Total cost of revenues	3,358	2,744	9,900	7,479

Gross profit	12,705	11,688	37,164	32,659

Operating expenses:
Research and development	3,780	3,144	10,836	9,450
Sales and marketing	5,867	4,964	16,568	14,044
General and administrative	2,475	1,438	5,865	4,208

Total operating expenses	12,122	9,546	33,269	27,702

Income from operations	583	2,142	3,895	4,957
Interest and other income, net	326	135	787	436

Income before provision for income taxes	909	2,277	4,682	5,393
Provision for income taxes	740	658	1,979	1,666

Net income	$169	$1,619	$2,703	$3,727

Basic net income per common share	$0.01	$0.08	$0.13	$0.19

Diluted net income per common share	$0.01	$0.08	$0.13	$0.18

Basic weighted average common shares outstanding	20,168	19,759	20,129	19,605

Diluted weighted average common shares outstanding	20,758	20,906	20,626	20,489

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,703	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,640	1,568
Provision for losses on accounts receivable	—	72
Deferred income taxes	451	(358)
Expense related to employee and other stock options	2	158
Changes in assets and liabilities:
Accounts receivable	(3,486)	(1,680)
Prepaid expenses and other current assets	(618)	(827)
Other assets	(240)	(98)
Accounts payable	(370)	(104)
Accrued liabilities	(724)	960
Accrued income taxes	25	(82)
Tax benefit from exercise of stock options	—	957
Deferred revenue	2,982	2,145
Deferred rent	107	281

Net cash provided by operating activities	2,472	6,719

Cash flows from investing activities:
Acquisition of businesses	(3,431)	—
Purchase of property and equipment	(810)	(610)
Purchase of investments	(40,759)	(60,622)
Proceeds from sale/maturity of investments	43,120	16,000
Acquired technology	—	(179)

Net cash used in investing activities	(1,880)	(45,411)

Cash flows from financing activities:
Proceeds from exercise of common stock options	487	2,062
Proceeds from issuance of common stock under employee stock purchase plan	364	312

Net cash provided by financing activities	851	2,374

Effect of exchange rate changes on cash and cash equivalents	94	4

Net increase (decrease) in cash and cash equivalents	1,537	(36,314)

Cash and cash equivalents, beginning of period	41,492	70,251

Cash and cash equivalents, end of period	$43,029	$33,937

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (“OPNET”, “the Company”, “we” or “us”) is a provider of management software for networks and applications. Our solutions address: application performance troubleshooting; network configuration auditing; network capacity and resiliency planning; application deployment planning; and network technology R&D. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, MD and has offices in Cary, NC; Dallas, TX; and Santa Clara, CA.

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2004, filed with the SEC. The March 31, 2004 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and nine months ended December 31, 2004 may not be indicative of the operating results for the full fiscal year or any other future period.

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize compensation expense for fixed stock option grants only when the exercise price is less than the quoted market price of the shares on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share for the three and nine months ended December 31, 2004 and 2003, respectively, as if SFAS No. 123 had been applied in measuring compensation expense for all periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$169	$1,619	$2,703	$3,727
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(1)	8	2	26

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(812)	(1,018)	(2,563)	(2,983)

Pro forma net (loss) income	$(644)	$609	$142	$770

Basic net income (loss) per common share:
As reported	$0.01	$0.08	$0.13	$0.19
Pro forma	$(0.03)	$0.03	$0.01	$0.04
Diluted net income (loss) per common share:
As reported	$0.01	$0.08	$0.13	$0.18
Pro forma	$(0.03)	$0.03	$0.01	$0.04

2. Acquisition of Altaworks

On October 6, 2004, OPNET completed the acquisition of Altaworks Corporation. Pursuant to the merger agreement, the purchase price, including assumed liabilities, totaled approximately $3.4 million; the purchase price was paid in cash from the Company’s working capital. The total estimated purchase price of approximately $3.4 million consisted of the following:

(in thousands)
Cash consideration	$2,940
Acquisition costs	491

Total consideration and acquisition costs	$3,431

We accounted for the acquisition using the purchase method of accounting. We have conducted a preliminary review and analysis of the purchase price allocation and expect to complete the analysis by the end of the fourth quarter of fiscal 2005. A summary of the assets acquired and liabilities assumed in the acquisition follows:

(in thousands)
Current assets	$74
Property, plant and equipment	11
Other assets	18
Acquired intangible assets (3-year, straight-line amortization)	690
Goodwill	3,606
Current liabilities assumed	(968)

Total consideration and acquisition costs	$3,431

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company obtained valuation services from an independent company to determine the fair value of acquired intangibles and their remaining useful lives.

        The following pro forma quarterly financial information presents the combined results of operations of the Company and Altaworks, and gives effect to the acquisition of Altaworks as if it occurred on April 1, 2003. The pro forma condensed combined financial information set forth below reflects certain adjustments, including adjustments to reflect amortization of acquired intangibles and adjustments to the tax provision to reflect the tax benefit the combined group would have received from Altaworks’ losses. However, pro forma results do not include any anticipated operating expense cost savings. The pro forma condensed combined financial information set forth below neither purports to represent what the consolidated results of operations or financial condition of the Company would actually have been if the Altaworks acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of the Company.

Pro forma financial information:

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Revenue	$47,171	$40,193
Net income	767	768
Basic net income per share	$0.04	$0.04

Diluted net income per share	$0.04	$0.04

Pro forma basic net income per share is computed using the weighted-average number of common shares outstanding as of the dates presented.

3. Intangible Assets

Intangible assets consisted of the following:

	At December 31, 2004	At March 31, 2004
	(in thousands)
Acquired technology	$3,372	$2,682
Accumulated amortization	(1,902)	(1,442)

Intangible assets, net	$1,470	$1,240

Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the three months ended December 31, 2004 and 2003 of $191,500 and $125,000, respectively. Amortization expense for the nine months ended December 31, 2004 and 2003 was $459,500 and $375,000 respectively. Amortization expense associated with Anite commenced in Q4 of FY 2004 and amortization associated with Altaworks commenced in Q3 of FY 2005. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We currently expect amortization expense attributable to these acquisitions of $651,000 in the fiscal year ending March 31, 2005, $766,000 in fiscal year ending March 31, 2006, $333,000 in the fiscal year ending March 31, 2007, $151,000 in the fiscal year ending March 31, 2008, and $29,000 in the fiscal year ending March 31, 2009.

4. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income (Numerator):
Basic and diluted net income	$169	$1,619	$2,703	$3,727

Shares (Denominator):
Weighted average shares outstanding (basic)	20,168	19,759	20,129	19,605
Plus:
Effect of other dilutive securities — options	590	1,147	497	884

Weighted average shares outstanding (diluted)	20,758	20,906	20,626	20,489

Net income per common share:
Basic	$0.01	$0.08	$0.13	$0.19
Diluted	$0.01	$0.08	$0.13	$0.18

5. Stockholders’ Equity

During the nine months ended December 31, 2004, we received proceeds of approximately $487,000 and issued 116,899 shares of common stock, pursuant to employee exercises of stock options. During the nine months ended December 31, 2004, employees purchased 41,705 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $364,000.

6. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with U.S. government agencies were approximately 43% and 46% of total revenues for the three months ended December 31, 2004 and 2003, respectively, and 47% and 46% of total revenues for the nine months ended December 31, 2004 and 2003, respectively. Substantially all assets were held in the United States at December 31 and March 31, 2004. Revenues by geographic area and as a percentage of total revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands)
Geographic Area:
United States	$12,737	$12,274	$38,421	$32,906
International	3,326	2,158	8,643	7,232

Total revenue	$16,063	$14,432	$47,064	$40,138

Geographic Area:
United States	79.3%	85.0%	81.6%	82.0%
International	20.7	15.0	18.4	18.0

Total revenue	100.0%	100.0%	100.0%	100.0%

7. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$2,503	$1,377
Interest	36	48

8. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net income	$169	$1,619	$2,703	$3,727
Foreign currency translation adjustments	(165)	48	(166)	(3)

Unrealized gain (loss) on marketable securities	9	7	73	7

Total comprehensive income	$13	$1,674	$2,610	$3,731

9. Commitments and Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the U.S. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. To date, no injunctive relief has been granted. The court has scheduled the matter for a jury trial beginning on September 20, 2005. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise.

The Internal Revenue Service (“IRS”) is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted. The tax deficiencies asserted relate to the research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350,000. As a result, our Q3 tax provision reflects the reversal of approximately $350,000 of previously claimed research and development tax credits. Based on discussion with the IRS, we believe the results of the examination will be final by March 31, 2005.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2004, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenues are derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For the nine months ended December 31, 2004, perpetual licenses represented approximately 96% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenues represent fees associated with the sale of license updates and technical support under our maintenance agreements. We offer professional services, under both fee-for-service and fixed-price agreements, primarily to facilitate the adoption of our technology and to provide product customization and enhancements.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, and increasing our international presence. We have focused our sales, marketing, and other efforts on corporate enterprise and U.S. Government opportunities, and to a lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect the need to closely manage the increases in our total expenses as we implement these strategies.

Acquisition

On October 6, 2004, we completed the acquisition of Altaworks for a total purchase price of approximately $3.4 million. As a result of the merger, we acquired all the assets and liabilities of Altaworks. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise.

This acquisition was accounted for as a purchase; consequently, operations of the acquired business will be included in our financial statements prospectively from the date of acquisition. See Note 2 to our condensed consolidated financial statements for additional information related to our acquisition of Altaworks.

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended December 31, 2004 (“Q3 2005”), as compared to the three months ended September 30, 2004 (“Q2 2005”), revenue, gross profit, operating margins and deferred revenue increased. The approximately 13% sequential increase in total revenue in Q3 2005 positively impacted many of our key financial metrics. Conversely, we experienced a significant increase in operating costs that partially offset our increase in revenue. The significant increase in costs was primarily associated with the inclusion of operating expenses associated with our Altaworks acquisition and our Sarbanes-Oxley compliance efforts.

The following table summarizes information on certain key metrics:

	Three Months Ended
	December 31, 2004	September 30, 2004	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$16,063	$14,214	$1,849	13.0%
Total cost of sales	$3,358	$3,157	$201	6.4%
Gross profit	$12,705	$11,057	$1,648	14.9%
Gross profit as a percentage of total revenue (gross margin)	79.1%	77.8%
Total operating expenses	$12,122	$10,599	$1,523	14.4%
Income from operations	$583	$458	$125	27.3%
Income from operations as a percentage of total revenue (operating margin)	3.6%	3.2%
Net income	$169	$494	$(325)	(65.8)%
Diluted net income per common share	$0.01	$0.02	$(0.01)	(50.0)%
Total employees (period end)	357	338	19	5.7%
Total average employees	352	335	17	5.1%
Total consultants (period end)	70	64	6	9.4%

Total quota-carrying sales persons (period end)	47	52	(5)	(9.7)%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$80,669	$84,413	$(3,744)	(4.5)%
Cash flows (used in) provided by operating activities	$(959)	$(652)	$(307)	(47.1)%
Total deferred revenue (period end)	$16,757	$14,080	$2,677	19.1%

The increase in total revenue in Q3 2005 from Q2 2005 was primarily attributable to the approximately 36% increase in new software license revenue. We generated a sequential increase in new software license revenue across our four major customer groups. We believe that our overall sales performance in Q3 2005 was due in part to our ability to close a significant number of the deals that slipped in Q2. We are continuing to pursue our implementation of plans to improve sales training and mentoring programs and to modify sales territory assignments. These continued efforts are designed to improve sales execution and minimize the disruptions normally associated with change. We believe that it could take several quarters for our plans to produce the intended results.

Our international revenues increased 28.4% to $3.3 million, or 20.7% of total revenue for Q3 2005, from $2.57 million, or 18.1% of total revenue for Q2 2005. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future but fluctuate from period to period. Sales to corporate enterprises are growing and accounted for the highest percentage of international revenue for Q3 2005 and Q2 2005. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

For Q3 2005, as compared to Q2 2005, the total revenue increase of $1.85 million generated gross margins of 79.1%. Our gross margin for Q3 2005 increased from 77.8% for Q2 2005. The increase in gross margin was primarily due to license revenue contributing a higher percentage of total revenue in Q3 2005 (48.5%) as compared to Q2 2005 (40.4%).

We have been able to expand our operating margins in the past, and expect to do so in the future, through a combination of revenue growth, and the disciplined execution of our business plan. The operating leverage of our business model is driven by license revenue, which was demonstrated by the increase in our operating margin to 3.6% for Q3 2005 from 3.2% for Q2 2005. In Q3 2005 we absorbed the inclusion of Altaworks operating expenses and significant costs associated with Sarbanes-Oxley compliance efforts, and still managed to expand operation margins in Q3 2005 as compared to Q2 2005.

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

Total Revenue. Despite indications that the overall economy and IT industry is improving, we continue to see cautious capital spending by our current and potential customers. In line with our performance for the three months ended December 31, 2004, we currently expect any future growth in revenue to come primarily from sales to enterprise IT organizations and the U.S. Government. We expect revenue from sales to service providers and network equipments manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the U.S. Government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience a slower rate of growth, or even a decline, in quarterly revenues in the near term.

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

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. In addition, the Altaworks acquisition will continue to result in higher research and development expenses. We expect the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

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

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations. During Q4 of fiscal 2005, we anticipate incurring significant incremental costs for our Sarbanes-Oxley Section 404 compliance efforts and we expect that general and administrative expenses will increase in both absolute dollars and as a percentage of total revenue.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 3.6% for Q3 2005 from 3.2% for Q2 2005 due primarily to the sequential increase in license revenue in Q3 2005. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of December 31, 2004, accounts receivable totaled $13.9 million, net of allowance for doubtful accounts of $293,000.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, a software product for modeling voice communications in December 2003 and Altaworks in October 2004. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years, except for the intangible assets acquired from the Altaworks acquisition, which are amortized on a straight-line basis over three years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of December 31, 2004, intangible assets totaled $1.47 million, net of accumulated amortization of $1.9 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of December 31, 2004, we had goodwill of $15.8 million. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized during the three months ended December 31, 2004.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
New software licenses	48.5%	49.3%	45.8%	49.8%
Software license updates and technical support	31.1	27.3	31.1	27.2
Professional services	20.4	23.4	23.1	23.0

Total revenues	100.00	100.0	100.00	100.0

Cost of revenues:
New software licenses	1.3	0.9	1.2	1.5
Software license updates and technical support	3.7	3.1	3.7	3.0
Professional services	14.7	14.2	15.1	13.2
Amortization of acquired technology	1.2	0.8	1.0	0.9

Total cost of revenues	20.9	19.0	21.0	18.6

Gross profit	79.1	81.0	79.0	81.4

Operating expenses:
Research and development	23.5	21.8	23.1	23.6
Sales and marketing	36.5	34.4	35.2	35.0
General and administrative	15.4	10.0	12.5	10.4

Total operating expenses	75.5	66.2	70.7	69.0

Income from operations	3.6	14.8	8.3	12.3
Interest and other income, net	2.0	1.0	1.7	1.1

Income before provision for income taxes	5.7	15.8	9.9	13.4
Provision for income taxes	4.6	4.6	4.2	4.1

Net income	1.1%	11.2%	5.7%	9.3%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Cost of Revenues:
New software licenses	2.6%	1.8%	2.7%	3.1%
Software license updates and technical support	11.9	11.3	11.9	10.9
Professional services	72.3	60.6	65.6	57.4

Revenues

New Software License Revenues. New software license revenues were $7.79 million and $7.11 million for the three months ended December 31, 2004 and 2003, respectively, representing an increase of 9.6%. For the three months ended December 31, 2004, as compared to the same period in fiscal 2004, the increase in license revenue was primarily due to higher sales to corporate enterprise customers. New software license revenues were $21.58 million and $19.99 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 8.0%.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $5.0 million and $3.94 million for the three months ended December 31, 2004 and 2003, respectively, representing an increase of 26.9%. Software license updates and technical support revenues were $14.62 million and $10.91 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 34.0%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues for the three and nine months ended December 31, 2004, as compared to the same period in fiscal 2004, reflect increases in the overall customer-installed base.

Professional Service Revenues.

The components of professional services for the three and nine months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in millions)
Consulting services	$3.0	$3.0	$9.8	$8.1
Training and other income	.3	.4	1.1	1.1

Professional services revenue	$3.3	$3.4	$10.9	$9.2

Professional service revenues were approximately $3.27 million and $3.38 million for the three months ended December 31, 2004 and 2003, respectively, representing a decrease of 3.2%. Consulting services revenues comprise 90.9% and 87.4% of professional services revenue for the three months ended December 31, 2004 and 2003, respectively. Professional service revenues were approximately $10.87 million and $9.24 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 17.6%. Consulting services revenues comprise 89.9% and 87.0% of professional services revenue for the nine month ended December 31, 2004 and 2003, respectively. The increase for the nine months ended December 31, 2004 as compared to the same period in the prior fiscal year was primarily due to growing demand for our consulting services by U.S. government agencies.

In January 2003, we were awarded a re-competed consulting contract with the U.S. Department of Defense that contributed approximately $3.1 million, $3.3 million, and $3.2 million of consulting revenues for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. The funding under this contract for calendar year 2003 was $3.1 million. Under the first of four possible contract extensions, the funding under this contract for calendar year 2004 is $4.0 million.

In January 2005, we were awarded the re-competed contract option for calendar year 2005 in the amount of $2.5 million. The option years for calendar years 2006 and 2007 under this contract, may be exercised by the U.S. Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

International Revenues. Our international revenues were $3.3 million and $2.16 million for the three months ended December 31, 2004 and 2003, respectively. Our international revenues increased as a percentage of total revenue to 20.7% for the three months ended December 31, 2004 from 15.0% for the same period in fiscal 2004. Our international revenues increased 19.5% to $8.64 million for the nine months ended December 31, 2004, from $7.23 million for the same period in fiscal 2004. Our international revenues increased as a percentage of total revenue to 18.4% for the nine months ended December 31, 2004 from 18.0% for the same period in fiscal 2004. Our international revenues are primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused our efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for the three and nine months ended December 31, 2004.

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

Cost of New Software License Revenues. Cost of software license revenues was $202,000 and $126,000 for the three months ended December 31, 2004 and 2003, respectively. Gross margin on software licenses revenue decreased to 97.4% for the three months ended December 31, 2004 from 98.2% for the same period in fiscal 2004. Cost of software license revenues was $578,000 and $614,000 for the nine months ended December 31, 2004 and 2003, respectively. Gross margin on software licenses revenue increased to 97.4% for the nine months ended December 31, 2004 from 96.9% for the same period in fiscal 2004. The changes in gross margin for the three and nine months ended December 31, 2004 as compared to the same periods in fiscal 2004 were primarily due to the proportionate amount of license sales requiring royalty payments.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $597,000 and $445,000 for the three months ended December 31, 2004 and 2003, respectively. Gross margin on software license updates and technical support revenues decreased to 88.1% for the three months ended December 31, 2004 from 88.7% for the same period in fiscal 2004. Cost of software license updates and technical support revenues were $1.73 million and $1.19 million for the nine months ended December 31, 2004 and 2003, respectively. Gross margin on software license updates and technical support revenues decreased to 88.2% for the nine months ended December 31, 2004 from 89.1% for the same period in fiscal 2004. The increases in cost of software license updates and technical support revenues for the three and nine months ended December 31, 2004 as compared to the same periods in fiscal 2004 were due to increases in headcount necessary to support our increasing customer base and higher royalty payments related to sales of software updates.

Cost of Professional Service Revenues. Cost of professional service revenues was $2.37 million and $2.05 million for the three months ended December 31, 2004 and 2003, respectively. Gross margin on professional service revenues decreased to 27.7% for the three months ended December 31, 2004 from 39.4% for the same period in fiscal 2004. Cost of professional service revenues was $7.13 million and $5.3 million for the nine months ended December 31, 2004 and 2003, respectively. Gross margin on professional service revenues decreased to 34.5% for the nine months ended December 31, 2004 from 42.6% for the same period in fiscal 2004. The increases in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in our consulting staff to meet demand for our services and additional overhead costs required to support growth.

Operating Expenses

Research and Development. Research and development expenses were $3.78 million and $3.14 million for the three months ended December 31, 2004 and 2003, respectively, representing an increase of 20.2%. Research and development expenses were $10.84 million and $9.45 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 14.7%. The increases were primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $5.87 million and $4.96 million for the three months ended December 31, 2004 and 2003, respectively, representing an increase of 18.2%. Sales and marketing expenses were $16.57 million and $14.04 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 18.0%. The increases were primarily due to higher personnel costs as a result of increased staffing levels, higher commission expense resulting from increased sales performance and higher costs associated with marketing activities necessary to pursue our business plan.

General and Administrative. General and administrative expenses were $2.48 million and $1.44 million for the three months ended December 31, 2004 and 2003, respectively, representing an increase of 72.1%. General and administrative expenses were $5.87 million and $4.21 million for the nine months ended December 31, 2004 and 2003, respectively, representing an increase of 39.4%. The increases were primarily due to increased professional service costs associated with Sarbanes-Oxley compliance efforts and increased staffing levels necessary to pursue our business plan.

Interest and Other Income, net

Interest and other income, net, was $326,000 and $135,000 for the three months ended December 31, 2004 and 2003, respectively. Interest and other income, net, was $787,000 and $436,000 for the nine months ended December 31, 2004 and 2003, respectively. The increases were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities together with an increase in interest rates for the three and nine months ended December 31, 2004 as compared to the same periods in fiscal 2004.

Provision for Income Taxes

Our effective tax rates were 81.4% and 29% for the three months ended December 31, 2004 and 2003, respectively. Our effective tax rates were 43% and 31% for the nine months ended December 31, 2004 and 2003, respectively. The increase in our effective tax rates for the three and nine month periods ended December 31, 2004 as compared to the same periods in fiscal 2004 is primarily due to the estimated tax deficiency of $350,000 related to an IRS examination of research and development tax credits claimed on our corporate tax returns for fiscal 2002 and 2003. See “Contingencies” disclosed below for additional information related to the IRS examination. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of December 31, 2004, we had cash, cash equivalents and marketable securities totaling $80.7 million.

Cash provided by operating activities was $2.5 million and $6.7 million for the nine months ended December 31, 2004 and 2003, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities for the nine months ended December 31, 2004 as compared to the same period in fiscal 2004 was primarily attributable to lower net income and growth of accounts receivable. These decreases were partially offset by an increase in deferred revenue.

Net cash used in investing activities was $1.9 million and $45.4 million for the nine months ended December 31, 2004 and 2003, respectively. Investing activities include the purchase, sale or maturity of marketable securities, expenditures for property and equipment, and acquisitions of businesses and technologies. For the nine months ended December 31, 2004, funds were used to acquire businesses of $3.4 million, purchase marketable securities of $40.8 million, and purchase property and equipment of $810,000. Proceeds from the sale/maturity of investments were $43 million for the nine months ended December 31, 2004. For the nine months ended December 31, 2003, funds were used to purchase marketable securities of $60.6 million, and purchase property and equipment of $610,000. Proceeds from the sale/maturity of investments were $16 million for the nine months ended December 31, 2003.

Cash provided by financing activities was $851,000 and $2.4 million for the nine months ended December 31, 2004 and 2003, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As of December 31, 2004, our contractual commitments include operating leases for office facilities, notes payable in the amount of $300,000, and a letter of credit in the amount of $2.8 million.

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

Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the U.S. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. To date, no injunctive relief has been granted. The court has scheduled the matter for a jury trial beginning on September 20, 2005. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise.

The Internal Revenue Service (“IRS”) is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted. The tax deficiencies asserted relate to the research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350,000. As a result, our Q3 tax provision reflects the reversal of approximately $350,000 of previously claimed research and development tax credits. Based on discussion with the IRS, we believe the results of the examination will be final by March 31, 2005.

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

In January 2003, we were awarded a consulting contract with the U.S. Department of Defense. The funding under this contract for calendar year 2003 was $3.1 million, and there are four successive option years under the contract that may be exercised by the U.S. Department of Defense in its discretion. In January 2004, the U.S. Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 is $4.0 million. In January 2005, the U.S. Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 is $2.5 million. Our results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenues from sales directly or indirectly to U.S. government agencies. Transactions with U.S. government agencies accounted for approximately 47% and 46% of our total revenues for the nine months ended December 31, 2004 and 2003, respectively. Government sales entail a variety of risks including:

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

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and U.S. government agencies of version 11.0 of OPNET IT Guru, which was released in December 2004, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

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

At December 31, 2004, we had $43.0 million in cash and cash equivalents and $37.6 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2004, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $156,000.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and have each concluded that, as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the three months ended December 31, 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the U.S. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. To date, no injunctive relief had been granted; the court has scheduled the matter for a jury trial beginning on September 20, 2005.

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

As of December 31, 2004, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, (iii) $1.4 million of the purchase price for WDM NetDesign and (iv) $3.4 million of acquisition and acquisition-related expenses for the Altaworks acquisition. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

ITEM 6. Exhibits

Exhibits:   See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel Wesley
Date: February 9, 2005	Name:	Mel Wesley
	Title:	Chief Financial Officer (Acting)

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith