Form 10-K
period 2005-03-31
OPNET TECHNOLOGIES INC
filed 2005-06-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30931

OPNET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1483235
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7255 Woodmont Avenue, Bethesda, Maryland	20814-7900
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2004, as reported on the NASDAQ National Market, was approximately $99 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 1, 2005 was 20,314,698.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Certain Factors That May Affect Future Results,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2006.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 9, 2005. We anticipate that subsequent events and developments will cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 9, 2005.

IT Guru®, Netbiz®, Net Doctor®, OPNET®, OPNET Modeler®, SP Guru®, WDM Guru®, OPNET Technologies, Inc.®, OPNETWORK®, VNE Server™, IT Sentinel™, SP Sentinel™, 3DNV™, OPNET Commander™, OPNET Panorama™, and Report Server™ are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

The years ended March 31, 2005, 2004, and 2003 are referred to as “fiscal 2005”, “fiscal 2004”, and “fiscal 2003”, respectively, in this Annual Report on Form 10-K.

We are a Delaware corporation, and our principal executive office is located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-7900 and our telephone number is (240) 497-3000. Our web site address is www.opnet.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our web site address is included in this Annual Report on Form 10-K as an inactive textual reference only.

PART I

ITEM 1.	BUSINESS OVERVIEW

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our solutions address: application performance management, network configuration management, capacity planning, and network research and development. OPNET differentiates itself from traditional management providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems; and, even more importantly, to proactively prevent problems from occurring.

Embedded in OPNET software is expert knowledge about how network devices, network protocols, applications, and servers operate and interact. This intelligence enables users in application development, network operations, engineering, planning, and security functions to be more effective in optimizing performance and availability of their networks and applications. We believe our software solutions generate return on investment to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers by empowering them to make better use of resources, reduce operational problems, and improve competitiveness.

We market focused software solutions for each of our target markets. Since inception, we have sold our products to:

•	enterprises such as Abbott Laboratories, Chevron Texaco, Continental Airlines, IBM Global Services, RR Donnelley and Texas Utilities;

•	service providers such as British Telecom, France Telecom, Intelsat, MCI, NTT, and Verizon;

•	network equipment manufacturers such as Cisco Systems, Ericsson, Hewlett-Packard, Intel Corporation, and Nokia; and

•	government agencies such as the FBI, NASA, NATO, United States Department of Defense, United States Department of Homeland Security, and United States Department of State.

Industry Background

Growth and Increased Complexity of Networks and Dependence on Applications

Organizations rely on networks and enterprise software applications to successfully execute their strategies. The increasing use of applications, such as enterprise resource planning, business intelligence, corporate intranets, online transaction processing, e-mail, web meetings, instant messaging, portals, web services, voice over IP, wireless, and streaming multimedia, has resulted in significant growth in underlying network and application infrastructures. In addition, the proliferation and widespread adoption of the Internet and web services architectures have expanded the role of networks beyond organizational boundaries.

Enterprises and service providers must now manage the convergence of voice, data, and video traffic over traditional, wireless, and optical architectures by integrating numerous existing and emerging technologies. The complexity is exacerbated by the current regulatory environment, which requires improved management processes and documentation. As a result of these factors, businesses and government entities are forced to confront significant challenges related to the cost, risk, and performance of IT.

IT infrastructures are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. Because traffic levels grow steadily, constant evaluation of and improvements to the network-underlying infrastructure are essential to maintaining business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for IT professionals to identify the true root cause of end-to-end performance problems when they occur. The data required to diagnose end-to-end problems is often not available, and when it is, specialists are required to perform manual analysis that is time consuming, and sometimes impractical. The challenge facing a typical IT manager when an end-user experiences performance problems with an important business application is to determine: whether there is enough bandwidth available; whether the database server has enough capacity; whether network routing protocols are tuned properly; whether protocols on the client and server are likewise tuned properly; and whether the application was designed and implemented efficiently, with end-user performance in mind.

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

Inadequacy of Traditional Application and Network Management Solutions

Traditional application and network management tools have primarily played an important role in reporting on present and historical performance and availability. These systems typically collect, store and report on data about the status of networks and systems, such as response time and utilization. Traditional application and network management products are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies. While they provide useful information, they do not automate the next step, which is performing intelligent analysis to transform collected data into actionable information.

Market Opportunity for OPNET Solutions

Organizations need network and application management solutions that possess the analytics required to overcome the limitations of traditional tools for rapidly resolving complex problems, and proactively preventing problems from occurring. OPNET solutions are focused on these areas. They have an operational understanding of networks, applications, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require these solutions to:

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk.

The value proposition from OPNET solutions applies to a broad range of customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers and Internet Service Providers, or ISPs; and

•	network equipment manufacturers.

Enterprises require analytics for more effectively identifying the root causes of end-to-end application performance problems, troubleshooting and auditing device configurations, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate OPNET’s technology.

Service providers require analytics for optimizing their investments in network infrastructure, more effectively troubleshooting network and auditing configurations, planning for services based on new technologies including wireless and optical, and making better use of network resources to increase competitiveness.

Network equipment manufacturers require advanced modeling and simulation solutions for accelerating network research and development, reducing time-to-market for new technologies, developing custom network design and analysis software, and for reducing sales cycles for sophisticated technology products.

OPNET Solutions and Products

OPNET software solutions directly address the application and network management needs of enterprises, government and defense agencies, service providers, and network equipment manufacturers. Our software solutions use a variety of advanced technologies to support the analysis of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as Transmission Control Protocol/Internet Protocol, or TCP/IP, IP-QoS, Voice over IP, SONET, CDMA, Virtual Local Area Networks, or VLANs, Frame Relay, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to third party network management solutions, including those from BMC, Cisco, Concord, EMC Smarts, Fluke Networks, HP, Infovista, Micromuse, Network General, NetScout, and others. Most OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following sections summarize the OPNET product portfolio:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•	IT Guru was first introduced in August 1998. IT Guru is a platform product, which is sold with OPNET modules to provide solutions in the following areas: application performance analysis, network configuration analysis, and predictive capacity planning with network, application, server, and mainframe models.

•	IT Sentinel was first introduced in August 2004. IT Sentinel is an automated solution that provides continuous network configuration integrity and security auditing.

•	OPNET Panorama was first introduced in December 2004 following OPNET’s acquisition of the Altaworks Corporation. Panorama provides real-time system analytics for application performance management. With Panorama focusing on advanced application analysis from the server perspective, and IT Guru’s network perspective, we believe that we are well positioned to address the complex issues that our clients will face as they migrate to web services architectures.

•	OPNET Commander was first introduced in December 2004 following OPNET’s acquisition of the Altaworks Corporation. Commander provides active application response time monitoring for web-based applications.

•	VNE Server was first introduced in June 2002. VNE Server (“Virtual Network Environment Server”) provides an online, continuously operating, unified repository for network data. VNE Server includes a library of adapters that receive topology, traffic, and other information from a broad range of third party data sources. VNE Server automates the data collection process for other OPNET products, including IT Guru and SP Guru. VNE Server capabilities are included in IT Sentinel and SP Sentinel.

•	Report Server was first introduced in May 2004. Report Server provides easy publishing and secure archiving of reports generated by OPNET products. Report Server capabilities are included in IT Sentinel and SP Sentinel.

Primary Target Market: Network Service Providers (both Commercial and Government/Defense)

•	SP Guru was first introduced in June 2001. SP Guru is a superset of the IT Guru product, and contains analytics that are valuable to service providers for troubleshooting, validating, planning, and designing networks. SP Guru includes modeling and analysis technologies for IP, MPLS, and ATM networks, and when combined with WDM Guru, provides a single environment for network-level and optical transport-level analysis.

•	WDM Guru was first introduced in December 2001. WDM Guru is an optical network-planning product for designing resilient, cost-efficient optical networks. WDM Guru is also sold to network equipment manufacturers.

•	SP Sentinel was first introduced in August 2004. SP Sentinel is an automated solution that provides continuous network configuration integrity and security auditing for service providers.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•	OPNET Modeler was OPNET’s first product, introduced in 1987. OPNET Modeler is a network modeling and simulation solution. It enables users to evaluate how networking equipment, communications technologies, systems, and protocols will perform under simulated network conditions.

•	OPNET Development Kit is a superset of OPNET Modeler that enables customization of other OPNET products, and development of custom software applications.

Primary Target Market: Defense

•	Network Common Operating Picture, or NETCOP is a solution that combines OPNET software technologies with OPNET customization services to provide a real-time common network operating picture. NETCOP simplifies and improves situational awareness for warfighters. It leverages data from already-deployed event/performance/configuration management tools, and adds data fusion, analysis, automation, and visualization capabilities. The first NETCOP implementation was announced in September 2003.

OPNET Modules

We develop and sell a variety of software modules that provide enhanced functionality to our application and network management software products. Currently available OPNET modules include:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•	Application Characterization Environment, or ACE provides end-to-end application analysis for operational troubleshooting and deployment planning;

•	ACE Decode provides comprehensive protocol/application decodes for the ACE module;

•	Automation enables automated, unattended execution of IT Guru and SP Guru workflows;

•	Distributed Agent Controller provides an integrated workflow for the ACE module with third party active monitoring tools;

•	Flow Analysis predicts and provides visualization of network routing of traffic flows for capacity and resiliency analysis;

•	Mainframe Modeling provides capacity planning capabilities for mainframe systems, using discrete event simulation;

•	Multi-Vendor Import is a lightweight network data import engine for network planning and analysis;

•	NetDoctor is a network configuration analysis engine for routing, security, policy, and change management;

•	Server Modeling, provides capacity planning capabilities for server systems, using discrete event simulation;

•	System Performance Module for BMC Performance Assurance enables the direct import of server process data from BMC PATROL Performance Assurance into OPNET server models;

•	System Performance Module for HP OpenView enables the direct import of application and process data from HP OpenView Performance Manager into OPNET server models.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•	3D Network Visualizer, or 3DNV provides 3D visualization of communications for discrete event simulations;

•	High-Level Architecture enables the building and execution of distributed simulations using the HLA standard;

•	Terrain Modeling provides advanced modeling of environmental effects on wireless communications for discrete event simulations;

•	TIREM computes accurate propagation loss due to terrain effects within wireless network simulations, using the de facto United States government standard algorithm;

•	Wireless models and simulates wireless network communications and mobility;

•	Specialized discrete event model libraries for simulating Circuit Switch, DOCSIS, IPv6, MPLS, PNNI, and UMTS network technologies.

OPNET Model Libraries

The model libraries are used by OPNET products to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. IT Guru, IT Sentinel, SP Guru, SP Sentinel, OPNET Modeler, and the OPNET Development Kit include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, Open Shortest Path First routing, or OSPF, Asynchronous Transfer Mode, or ATM, frame relay, IP-QoS, and 802.11, or Wi-Fi. Some of our model libraries are included in our base products and others are available for an additional fee as modules.

Our software license agreements provide our customers with perpetual and annual licenses for use by a specified number of concurrent users.

For fiscal 2005, fiscal 2004, and fiscal 2003 we generated 19.1%, 20.5% and 19.2%, respectively, of our total revenues from customers located outside the United States. For fiscal 2005, fiscal 2004 and fiscal 2003, revenues from transactions with United States government agencies were approximately 47%, 44%, and 39% of our total revenues, respectively. We derive a substantial portion of our revenues from sales directly or indirectly to United States government agencies. Government sales are subject to a variety of risks including adequate appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions and decline in government spending. Note 15 to our consolidated financial statements presents information regarding revenues generated in the United States and internationally.

Sales and Marketing

We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEM and value-added resellers. To date, OEMs have not accounted for a material portion of our revenues. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2005, our sales and marketing teams consisted of 110 employees, including 49 quota-carrying salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; and Santa Clara, California; and our overseas subsidiaries in Paris, France; Slough, United Kingdom; and Frankfurt, Germany. We intend to expand our sales and marketing organization by recruiting additional qualified individuals.

Our international sales activities are also supported by our 24 distributors that resell our products in Argentina, Australia, Austria, Chile, China, Finland, France, Germany, Greece, Hong Kong, India, Indonesia, Israel, Italy, Japan, Malaysia, the Middle East, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, and Turkey. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop alliances, brand awareness, and leads for sales. Our external marketing activities are aimed at existing customers, new customer and partner prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	technology seminars and users groups;

•	advertisements in trade journals and online;

•	direct mailings;

•	product collateral development and OPNET’s website;

•	free software for academic use at universities;

•	specialized product sales support;

•	specialized sales support with OPNET alliance partners;

•	briefings with industry analysts; and

•	a variety of public relations activities, including our annual international technology conference OPNETWORK.

For each of the last seven years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2004, held in August 2004, included over 500 hours of classes, labs, and panels led by OPNET employees and outside experts. Approximately 1,500 IT and engineering professionals representing 39 countries, registered for conference sessions. OPNETWORK 2005 is scheduled to be held in August 2005.

Service and Support

Our service and support offerings include:

•	consulting services;

•	software maintenance, which includes providing unspecified software updates on a when-and-if-available basis for major and minor revisions;

•	technical support by telephone, e-mail, or fax; and

•	training, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients to facilitate the adoption of our software solutions and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and product managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2005, our consulting staff consisted of 74 employees.

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

We provide customer support from our support center at our headquarters in Bethesda, Maryland, as well as from support staff in France, the United Kingdom, and Australia. We have designed and implemented a comprehensive information system to ensure that customer inquiries are addressed promptly, tracked until fully resolved, and recorded for future reference. Reports on the overall responsiveness of the technical support infrastructure, and the status of pending customer inquiries, are provided regularly to our technical support staff, technical support management, and executive management.

We have a core team of 8 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us, improve our products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2005, our full time training staff consisted of 3 employees.

Research and Development

We believe that our ability to enhance our current products and create new products in response to the needs of our customer base will be an important factor for our future success. Accordingly, we intend to continue to commit significant resources to product research and development. We expect to accomplish a large part of our product improvements and new product development through internal development efforts. New capabilities may also be integrated into our product lines through the acquisition of technologies or businesses, or the licensing of externally developed technologies.

Our total expenses for research and development for fiscal 2005, 2004, and 2003 were $15.5 million, $13.0 million, and $12.9 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2005, our research and development staff consisted of 139 engineers and technical professionals.

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

Competition

The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management solutions continues to increase. Although we believe that none of our competitors offers a solution that is identical to ours, we are subject to current and potential competition from:

•	software vendors with networked application troubleshooting and predictive analysis offerings, such as Compuware and its Vantage product line;

•	consultants who offer advisory services related to intelligent application and network management; and

•	customers who develop their own network and application management capabilities, either internally or through outsourcing.

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

We currently hold registered trademarks in the United States for OPNET, IT Guru, Netbiz, OPNET Modeler, NetDoctor, SP Guru and WDM Guru. We have pending applications in the United States for the trademark registrations of VNE Server, IT Sentinel, SP Sentinel, 3DNV, Report Server, OPNET Panorama, and OPNET Commander. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between February 2008 and May 2013. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark in France for OPNET that will expire in 2010, if not renewed.

In addition, we have four patents granted by the Patent and Trademark Office of the United States for technology related to the OPNET product suite that will expire in 2017, 2021, 2022, and 2023, and twelve pending United States patent applications that if granted would expire in twenty years from the filing date of the applications. We also have four provisional patent applications that have been filed with United States Patent and Trademark Office that will be upgraded to non-provisional applications within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

Employees

As of March 31, 2005, we had 376 full-time employees, 356 of whom were located in the United States. These included 110 in sales and marketing, 85 in professional services and support, 139 in engineering, research, and development, and 42 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Code of Ethics

We have adopted a code of business conduct and ethics for all employees of our Finance department and those with financial oversight responsibility, including our Chief Executive Officer and Chief Financial Officer, known as the Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on our website at www.opnet.com.

We intend to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.

Code of Conduct

We have adopted a code of business conduct and ethics for all directors, officers and employees, known as the Code of Conduct pursuant to applicable NASDAQ listing standards. The Code of Conduct is available on our website at www.opnet.com.

We intend to disclose any amendment to the Code of Conduct that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director or executive officer, on Form 8-K, within five business days following the date of such amendment or waiver.

ITEM 2.	PROPERTIES

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Ghent, Belgium; Paris, France; and Slough, United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material. On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. To date, no injunctive relief has been granted and the court has scheduled the mater for a jury trial beginning on April 11, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 1, 2005, are as follows:

Name	Age	Position
Marc A. Cohen	41	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	38	President, Chief Technology Officer and Director
Mel F. Wesley	33	Chief Financial Officer (Acting)
Steven G. Finn, PhD (1)(2)	59	Director
Ronald W. Kaiser (1)	51	Director
William F. Stasior (1)(2)	64	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

Marc A. Cohen, one of our founders, has served as our Chairman of the Board since our inception in 1986 and as our Chief Executive Officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz Allen Hamilton Inc., or Booz Allen, an international management and consulting company. Mr. Cohen received a bachelor’s degree in engineering science from Harvard University and a master’s degree in electrical engineering from Stanford University. Mr. Cohen also serves as a Trustee and as a member of the Board of Directors of the Dana Farber Cancer Institute in Boston, Massachusetts.

Alain J. Cohen, one of our founders, has served as our President and Chief Technology Officer and as a member of our board of directors since our inception in 1986. Mr. Cohen received a bachelor’s degree in electrical engineering from the Massachusetts Institute of Technology, or M.I.T.

Mel F. Wesley has served as our Chief Financial Officer (Acting) since December 2004. Mr. Wesley served as our Corporate Controller since June of 2004. From August 2003 to June 2004, Mr. Wesley served as Corporate Controller for SteelCloud, Inc., a publicly traded corporation that provides design, development and manufacturing of network appliances and infrastructure server products. From October 2000 to August 2003, Mr. Wesley served as an Assistant Controller for Learning Tree International, Inc., a publicly traded corporation that provides training to information technology professionals and managers. From December 1999 to October 2000, Mr. Wesley served as Financial Accounting Manager of Learning Tree.

Dr. Steven G. Finn has served as a member of our Board of Directors since March 1998. Dr. Finn has been a principal research scientist and lecturer at M.I.T. since 1991. Dr. Finn has also served as a consultant with Matrix Partners, a venture capital firm, since 1991.

Ronald W. Kaiser has served as a member of our Board of Directors since October 2003. Mr. Kaiser presently serves as Vice President and Chief Financial Officer of Pharmathene, Inc, a privately held bio-defense company. Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of Air Cargo, Inc., a privately-held firm and provider of United States and European cargo transportation logistics from February 2003 through March 2005. Air Cargo filed for Chapter 11 bankruptcy on December 7, 2004. Mr. Kaiser served as Chief

Financial Officer and Treasurer of OTG Software, Inc., or OTG from June 1998 until the sale of OTG to Legato Systems, Inc. in May 2002. OTG was a publicly traded corporation that provided online data storage and data access software solutions for business applications, email management and related services. From April 1998 to June 1998, Mr. Kaiser was an employee of Network Associates, Inc., an Internet security company, following the acquisition of Trusted Information Systems, Inc. by Network Associates, Inc. From May 1996 to April 1998, Mr. Kaiser served as the Chief Financial Officer of Trusted Information Systems, Inc., an information security company.

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

	Quarterly Common Stock-Price for the Year Ended March 31,
	2005		2004
Quarter ended	High	Low	High	Low
June 30	$16.50	$12.60	$12.50	$5.24
September 30	13.25	7.32	14.40	9.21
December 31	10.33	7.39	18.00	11.75
March 31	9.10	7.10	20.28	12.21

Number of Stockholders of Record

As of June 1, 2005, we had approximately 77 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	3,572,820	$10.10	2,514,425	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	3,572,820	$10.10	2,514,425

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2005, all of the remaining 2,164,685 shares under the Company’s Amended and Restated 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)	Includes 289,740 shares issuable under the Company’s 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on June 30, 2005. Also includes 2,164,685 shares issuable under the 2000 Plan. Under the 2000 Plan, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to 3% of the shares of Common Stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,500,000 shares, or a lessor amount determined by the Board. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2005.

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

As of March 31, 2005, the proceeds from the offering had been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, Maryland, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, (iii) $1.4 million of the purchase price for WDM NetDesign and (iv) $3.4 million of acquisition and acquisition-related expenses for the Altaworks acquisition. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

Stock Repurchase Plan

On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a fixed expiration date. No shares were purchased by OPNET under this program during the quarter ended March 31, 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2005, 2004, and 2003, and the balance sheet data as of March 31, 2005 and 2004, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2003, 2002 and 2001 and the statement of operations data for the years ended March 31, 2002 and 2001 are derived from our consolidated financial statements that are not included in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
New software license revenue	$29,507	$28,164	$22,187	$24,435	$18,476
Software license updates and technical support	19,805	15,152	12,667	10,384	7,697
Professional services	14,931	13,137	11,573	9,743	6,592

Total revenues	64,243	56,453	46,427	44,562	32,765

Cost of revenues:
New software licenses	778	831	829	453	395
Software license updates and technical support	2,348	1,730	1,710	1,767	900
Professional services	10,154	7,510	4,637	4,102	3,850
Amortization of acquired technology	651	509	504	434	—

Total cost of revenues	13,931	10,580	7,680	6,756	5,145

Gross profit	50,312	45,873	38,747	37,806	27,620

Operating expenses:
Research and development	15,455	13,040	12,909	12,339	8,263
Sales and marketing	22,803	19,446	18,245	16,866	13,745
General and administrative	9,742	5,717	4,897	4,655	3,362
Purchased in-process research and development	—	—	—	—	770

Total operating expenses	48,000	38,203	36,051	33,860	26,140

Income from operations	2,312	7,670	2,696	3,946	1,480
Interest and other income, net	1,384	594	879	1,740	2,788

Income before provision for income taxes	3,696	8,264	3,575	5,686	4,268
Provision for income taxes	1,644	2,506	832	1,307	1,499

Net income	$2,052	$5,758	$2,743	$4,379	$2,769

Basic net income per common share	$0.10	$0.29	$0.14	$0.23	$0.17

Diluted net income per common share	$0.10	$0.28	$0.14	$0.22	$0.15

Basic weighted average shares outstanding	20,158	19,697	19,273	18,953	16,440
Diluted weighted average shares outstanding	20,624	20,650	19,974	20,014	17,977

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$82,185	$81,493	$70,251	$62,240	$62,623
Total assets	125,186	116,682	100,641	95,317	92,389
Long-term debt	150	300	300	150	—
Total stockholders’ equity	99,965	96,371	86,388	82,656	76,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our solutions address: application performance management, network configuration management, capacity planning, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our solutions are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States, and we have subsidiaries in Australia, Belgium, France, Germany and the United Kingdom. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenues are derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For fiscal 2005, perpetual licenses represented approximately 97% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenues represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, establishing alliances to extend our market reach and increasing our international presence. We have focused our sales, marketing, and other efforts on corporate enterprise and United States Government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely manage the increases in our total expenses as we implement these strategies.

In March 2005, we entered into a multi-year worldwide distribution agreement with Cisco Systems. Under the terms of the agreement, Cisco will distribute a broad range of our software products. We will also collaborate with Cisco’s Network Management Technology Group to develop new network management solutions. We expect Cisco to begin sales of our products in the second half of calendar 2005.

Summary of Our Fiscal 2005 Financial Performance

During fiscal 2005, we increased revenue, gross profit, cash, cash equivalents and marketable securities, and deferred revenue. We believe that revenue growth during fiscal 2005 was attributable to executing our business plan and to an improving economy.

The following table summarizes information on certain key metrics.

	Fiscal 2005	Fiscal 2004	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$64,243	$56,453	$7,790	13.8%
Total cost of sales	$13,931	$10,580	$3,351	31.7%
Gross profit	$50,312	$45,873	$4,439	9.7%
Gross profit as a percentage of total revenue (gross margin)	78.3%	81.3%
Total operating expenses	$48,000	$38,203	$9,797	25.6%
Income from operations	$2,312	$7,670	$(5,358)	(69.9%)
Income from operations as a percentage of total revenue (operating margin)	3.6%	13.6%
Net income	$2,052	$5,758	$(3,706)	(64.4%)
Diluted net income per common share	$0.10	$0.28	$(0.18)	(64.3%)
Total employees (period end)	376	307	69	22.5%
Total average employees	343	284	59	20.8%
Total consultants (period end)	74	60	14	23.3%
Total quota-carrying sales persons (period end)	49	44	5	11.4%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$82,185	$81,493	$692	0.8%
Cash flows from operating activities	$4,689	$9,521	$(4,832)	(50.8%)
Total deferred revenue (period end)	$15,882	$13,692	$2,190	16.0%

We achieved growth in all revenue categories during fiscal 2005. The growth in total revenue was generated primarily by sales of our products and services to corporate enterprises and the United States government. In particular, revenue from transactions with the United States government increased to approximately 47% of total revenues for fiscal 2005 from 44% of total revenues for fiscal 2004, and contributed approximately $5 million, or 63% of overall revenue growth, in fiscal 2005. United States government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, and protocols. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our solutions are scalable and address large, complex military systems and networks (i.e., mobile networks) with a variety of operationally proven, advanced predictive performance techniques. This enables the Department of Defense to use our software and services to achieve important transformational objectives such as network centricity and improved battle space awareness.

Our international revenues increased 5.8% to $12.3 million, or 19.1% of total revenue, for fiscal 2005. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future. International revenue in fiscal 2005 benefited from a more experienced direct sales force and our increased focus on corporate enterprises. Although sales to corporate enterprises are growing, our international business continues to be dependent upon service providers and network equipment manufacturers for a majority of its revenue. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2005, gross profit increased 9.7% to $50.3 million. Although our gross profit increased in absolute dollars in fiscal 2005, it declined as a percentage of total revenue, decreasing from 81.3% in fiscal 2004 to 78.3% in fiscal 2005. This decline as a percentage of total revenue was expected and was attributable to our implementation of strategies designed to expand our consulting business, which yields a lower gross margin than revenues from new software licenses and software license updates and technical support.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. Our operating margin decreased to 3.6% during fiscal 2005 from 13.6% during fiscal 2004. The decrease in operating margin during fiscal 2005 as compared to fiscal 2004 was largely the result of expenses associated with Sarbanes-Oxley implementation efforts and investments in personnel necessary to pursue our growth strategies. During fiscal 2006, we expect expenses associated with Sarbanes-Oxley to significantly decrease, and expect to see benefits from our investments in personnel associated with our growth strategies. During fiscal 2006 as compared to fiscal 2005, we expect to incur increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004. (see Note 9 of our consolidated financial statements for additional information).

Trends That May Affect Our Business and Future Results

While we are cautiously optimistic that economic conditions will continue to improve and result in a stronger environment for IT spending, an economic downturn or adverse change in the regulatory environment or business prospects for our customers may decrease our revenues or lower our growth rate. The demand for our products and services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the challenging economy in which these businesses operate. We expect the overall challenging economy for service providers and network equipment manufacturers to continue, at least in the near term. Consequently, our revenue growth and financial results depend, in significant part, upon the economic health of corporate enterprises and United States government agencies and the general environment for IT spending.

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue.    Despite indications that the overall economy and IT industry are improving, we continue to see cautious capital spending by our current and potential customers. In line with our performance in fiscal 2005, we currently expect any future growth in revenue to come from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipments manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenues.

International Revenue.    Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. We expect overall international revenue growth in fiscal 2006; however, we expect to continue experiencing quarterly fluctuations of international revenues.

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

Research and Development Expenses.    We believe that continued investment in research and development will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We made significant personnel investments in research and development during fiscal 2005, including personnel associated with the Altaworks acquisition in October of 2004. We expect the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses, as a percentage of revenue will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses.    We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota carrying sales persons during fiscal 2006 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expenses.    Our general and administrative expenses increased 70.4% from fiscal 2004 to fiscal 2005 due primarily to costs associated with our Sarbanes-Oxley implementation efforts. During fiscal 2006 as compared to fiscal 2005, we expect expenses associated with Sarbanes-Oxley to significantly decrease, but expect to incur increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 9 to our consolidated financial statements for additional information).

Operating Margin.    Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to 3.6% for fiscal 2005 from 13.6% for fiscal 2004 due primarily to a significant increase in our general and administrative expenses related to costs associated with our Sarbanes-Oxley implementation efforts and investments in personnel necessary to pursue our growth strategies. During fiscal 2006 as compared to fiscal 2005, we expect to incur increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 9 to our consolidated financial statements for additional information). We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

Acquisitions

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

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs and income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition.    We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or ‘SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

New software license revenues represent all fees earned from granting customers licenses to use our software, and excludes revenues derived from software license updates, which are included in software license updates and technical support revenues. Our new software license revenues consist of perpetual and term license sales of software products. New software license revenues are recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract (software license agreement), which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are currently only made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred.    Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Occasionally, software products are delivered electronically to end users.

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

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

In instances when any of the four criteria are not met, we defer recognition of software license revenues until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenues and consulting fees are recognized using contract accounting under SOP 81-1. We estimate the percentage-of-completion, under SOP 81-1, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenues and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or if we expect to incur a loss on the project.

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

Professional services revenues consist of fees from consulting services and training and are recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional service revenues based upon the VSOE of fair value of the professional services, respectively.

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

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2005, accounts receivable totaled $13.5 million, net of an allowance for doubtful accounts of $180,000.

Valuation of Intangible Assets and Goodwill.    We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, a software product for modeling voice communications in December 2003, and Altaworks in October 2004. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years except for intangible assets acquired from the Altaworks acquisition, which are amortized on a straight-line basis over three years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2005, intangible assets totaled $3.4 million, net of accumulated amortization of $2.1 million. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter or earlier to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of March 31, 2005, we had goodwill of $14.6 million. No impairment losses have been recorded to date.

Accounting for Software Development Costs.    Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2005, 2004 and 2003.

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

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues:
New software licenses	45.9%	49.9%	47.8%
Software license updates and technical support	30.8	26.8	27.3
Professional services	23.3	23.3	24.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
New software licenses	1.2	1.5	1.8
Software license updates and technical support	3.7	3.0	3.7
Professional services	15.8	13.3	10.0
Amortization of acquired technology	1.0	0.9	1.1

Total cost of revenues	21.7	18.7	16.6

Gross profit	78.3	81.3	83.4

Operating expenses:
Research and development	24.1	23.2	27.8
Sales and marketing	35.5	34.4	39.3
General and administrative	15.1	10.1	10.5

Total operating expenses	74.7	67.7	77.6

Income from operations	3.6	13.6	5.8
Interest and other income, net	2.2	1.0	1.9

Income before provision for income taxes	5.8	14.6	7.7
Provision for income taxes	2.6	4.4	1.8

Net income	3.2%	10.2%	5.9%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Cost of new software license revenues	2.6%	3.0%	3.7%
Cost of software license updates and technical support	11.9	11.4	13.5
Cost of professional service revenues	68.0	57.2	40.1

Revenues

New Software License Revenues.    New software license revenues were $29.5 million, $28.2 million, and $22.2 million in fiscal 2005, 2004, and 2003, respectively, representing an increase of 4.8% in fiscal 2005 from fiscal 2004 and an increase of 26.9% in fiscal 2004 from fiscal 2003. For fiscal 2005, the increase in license revenue was primarily due to higher sales volumes to enterprise and United States government customers of the platform products OPNET IT Guru, OPNET SP Guru, IT Sentinel, SP Sentinel and 3DNVM and modules such as Flow Analysis, NetDoctor, and Wireless. IT Sentinel, SP Sentinel and 3DNVM became available in fiscal 2005. For fiscal 2004 and fiscal 2003, the increase in license revenue was primarily due to higher sales volumes to enterprise and United States government customers of the platform products OPNET IT Guru and OPNET SP Guru, and modules such as ACE, ACE Decode Module, Flow Analysis, NetDoctor, and Wireless, OPNET VNE Server which were available throughout all of fiscal 2004 and 2003.

Software License Updates and Technical Support Revenues.    Software license updates and technical support revenues were $19.8 million, $15.2 million and $12.7 million in fiscal 2005, 2004, and 2003, respectively, representing increases of 30.7% in fiscal 2005 from fiscal 2004 and 19.6% in fiscal 2004 from fiscal 2003. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues in fiscal 2005 and fiscal 2004 reflect increases in the overall customer installed base as compared to the prior year.

Professional Service Revenues.    The components of professional services for fiscal 2005, fiscal 2004, and fiscal 2003 were as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(in millions)
Consulting services	$13.5	$11.5	$10.2
Training and other income	1.4	1.6	1.4

Professional services revenue	$14.9	$13.1	$11.6

Professional service revenues were $14.9 million, $13.1 million and $11.6 million in fiscal 2005, 2004 and 2003, respectively, representing increases of 13.7% in fiscal 2005 from fiscal 2004 and of 13.5% in fiscal 2004 from fiscal 2003. Consulting services revenues comprise 90.3%, 87.6%, and 88.3% of professional service revenues for fiscal 2005, 2004, and 2003, respectively. The increases in professional service revenues were primarily due to growing demand for our consulting services by United States government agencies. Revenue from consulting services provided to United States government agencies were $10.9 million, $8.5 million, and $7.1 million, respectively, representing increases of 24.4% in fiscal 2005 from fiscal 2004 and 19.7% in fiscal 2004 from fiscal 2003.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3.1 million and $3.3 million of consulting revenues for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3.1 million. Under the first of four possible contract extensions, the funding under this contract for 2004 was $4.0 million.

In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2.5 million. The option years for calendar years 2006 and 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding.

International Revenues.    Our international revenues increased 5.8% to $12.3 million, or 19.1% of total revenue and from $11.6 million, or 20.5% of total revenues, for fiscal 2005 and 2004, respectively. Our international revenues increased 29.7% during fiscal 2004 from $8.9 million, or 19.2% of total revenues, for fiscal 2003. Our international revenues are primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused our efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for fiscal 2005. During fiscal 2005, 2004, and 2003, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries. In fiscal 2004 and 2003, we also increased the number of distributors that resell our products outside the United States. We also focused our efforts on increasing sales to corporate enterprises. International revenue in fiscal 2004 benefited from our expansion and increased focus on corporate enterprises.

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

Cost of New Software License Revenues.    Cost of software license revenues was $778,000, $831,000 and $829,000 in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Gross margin on software licenses revenue was 97.4%, 97.1% and 96.3% for fiscal 2005, 2004 and 2003, respectively. The increases in gross margin for fiscal 2005 and fiscal 2004 were due to increases in revenue and proportionately fewer license sales requiring royalty payments.

Cost of Software License Updates and Technical Support Revenues.    Cost of software license updates and technical support revenues were $2.3 million, $1.7 million, and $1.7 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Gross margin on software license updates and technical support revenues were 88.1%, 88.6% and 86.5% for fiscal 2005, 2004 and 2003, respectively. Gross margins decreased in fiscal 2005 from fiscal 2004 due to higher royalty payments related to sales of software updates and increases in headcount necessary to support our increasing customer base. Gross margins improved in fiscal 2004 from fiscal 2003 due to increases in revenue and only slight changes in costs.

Cost of Professional Service Revenues.    Cost of professional service revenues was $10.2 million, $7.5 million, and $4.6 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Gross margin on professional service revenues decreased to 32.0% for fiscal 2005 from 42.8% for fiscal 2004. The increase in cost of professional services and the resulting lower gross margins for fiscal 2005 from fiscal 2004 were primarily due to an increase in our consulting staff to meet demand for our services and additional overhead costs required to support growth. Gross margin on professional service revenues decreased to 42.8% for fiscal 2004 from 59.9% for fiscal 2003. The increase in cost of professional service revenues and the resulting lower gross margins for fiscal 2004 from fiscal 2003 were primarily due to an increase in headcount, overhead costs, subcontractor costs, recruiting expenses and certain other costs associated with specific consulting engagements. We expect the cost of professional services revenues as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements.

Operating Expenses

Research and Development.    Research and development expenses were $15.5 million, $13.0 million, and $12.9 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively, representing increases of 18.5% in fiscal 2005 from fiscal 2004 and 1% in fiscal 2004 from fiscal 2003. The increase in fiscal 2005 from fiscal 2004 was primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products. The increase in fiscal 2004 from fiscal 2003 was primarily due to higher personnel costs as a result of the increased staffing levels for developing new products as well as sustaining and upgrading existing products. The increases in fiscal 2004 were partially offset by lower overhead costs.

Sales and Marketing.    Sales and marketing expenses were $22.8 million, $19.4 million and $18.2 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The 17.3% increase in fiscal 2005 from fiscal 2004 was primarily due to higher personnel costs as a result of increased staffing levels, and to a lesser extent, increased commission and travel costs associated with growth in revenues. As a percentage of total revenues, sales and marketing expenses increased slightly to 35.5% in fiscal 2005 from 34.4% in fiscal 2004. The increase resulted from the increase in average fiscal 2005 staffing levels as compared to average fiscal 2004 staffing levels, which is associated with executing our sales plan. The 6.6% increase in fiscal 2004 from fiscal 2003 was primarily due to higher commission costs associated with growth in revenues and increases in travel costs. As a percentage of total revenues, sales and marketing expenses decreased to 34.4% in fiscal 2004 from 39.3% in fiscal 2003. This decrease resulted from a proportionally smaller increase in costs associated with executing our sales plan relative to the higher level of revenues achieved in fiscal 2004.

General and Administrative.    General and administrative expenses were $9.7 million, $5.7 million, and $4.9 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The 70.4% increase in fiscal 2005 from fiscal 2004 was primarily due to increased professional services costs associated with Sarbanes-Oxley compliance efforts and increased staffing levels necessary to pursue our business plan. The 16.7% increase in fiscal 2004 from fiscal 2003 was primarily due to higher audit fees, insurance costs, and personnel costs. The increases in fiscal 2004 were partially offset by lower bad debt costs.

Other Income (Expense).    Other income, net was $1.4 million, $594,000, and $879,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The increase in fiscal 2005 from fiscal 2004 was primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities together with an increase in interest rates. The decrease in fiscal 2004 from fiscal 2003 was primarily due to a reduction in interest income earned on our cash and cash equivalents due to the decline in interest rates throughout the period.

Provision for Income Taxes.    Our effective tax rates were 44%, 30% and 23% for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The increase in our effective tax rate in fiscal 2005 from fiscal 2004 was primarily due to the estimated tax deficiency of $350,000 related to an IRS examination of research and development tax credits claimed on our corporate tax returns for fiscal 2002 and 2003. See Note 9 to our consolidated financial statements for additional information related to the IRS examination.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54.1 million, net of underwriting discounts and offering expenses payable by us. As of March 31, 2005, we had cash, cash equivalents and marketable securities totaling $82.2 million.

Cash provided by operating activities was $4.7 million, $9.5 million, and $8.2 million for fiscal 2005, 2004 and 2003, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities in fiscal 2005 from fiscal 2004 was primarily attributable to lower net income due to increased general and administrative expenses related to professional services costs associated with Sarbanes-Oxley compliance efforts and increased staffing levels necessary to pursue our business plan. The increase in cash provided by operating activities in fiscal 2004 from fiscal 2003 was primarily attributable to higher net income and deferred revenue due to our revenue growth and increases in accrued liabilities and the tax benefit from the exercise of employee stock options. These increases were partially offset by an increase in accounts receivable resulting from our revenue growth.

Net cash used in investing activities was $9.0 million, $41.2 million, and $965,000 for fiscal 2005, 2004, and 2003, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business and technology acquisitions. For fiscal 2005, we purchased $58.4 million of marketable securities of which $54.4 million were either sold or matured during the year. For fiscal 2004, we purchased $67.5 million of marketable securities of which $27.6 million were either sold or matured during the year. For fiscal 2004 and 2003, a majority of our capital expenditures were for information technology and software purchases.

Cash provided by financing activities was $1.0 million, $2.9 million, and $778,000 for fiscal 2005, 2004, and 2003, respectively. Cash provided by financing activities reflects the proceeds received from the exercise of stock options, the sale of common stock under our 2000 Employee Stock Purchase Plan, and the issuance of notes payable in fiscal 2003.

We have commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual arrangements at March 31, 2005, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on our consolidated balance sheet as of March 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(dollars in thousands)
Facilities Operating Lease Obligations	$17,995	$3,159	$6,344	$6,027	$2,465

Long-term Debt Obligations (including interest)	190	12	95	83	—

Total	$18,185	$3,171	$6,439	$6,110	$2,465

See Notes 9 and 10 to our consolidated financial statements for additional information related to our facilities operating leases and long-term debt obligations. As of March 31, 2005, we have no material capital lease obligations, either individually or in the aggregate.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10 million in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2.4 million to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. We were in compliance with all affirmative and negative covenants as of March 31, 2005. Effective June 10, 2004, the credit facility was reduced to $2.4 million from $10 million and is due to expire on June 30, 2005. As of March 31, 2005, we had no borrowings under the available credit facility. As of March 31, 2005, we had no available borrowings under the credit facility due to the irrevocable letter of credit for approximately $2.4 million, which we used to satisfy the security deposit requirements for our corporate office lease. We plan to renew the credit facility in fiscal year 2006.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R. SFAS No. 123R is effective for us on April 1, 2006. Management believes the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations. Management is currently in the process of estimating the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations or financial position.

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

Our software solutions and services are designed to meet the needs of enterprises, United States government agencies, service providers, and network equipment manufacturers, and we market our solutions and services to those four customer groups. Consequently, our financial results depend, in significant part, upon the economic conditions of enterprises, United States government agencies, service providers, and network equipment manufacturers. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these customer groups may decrease our revenues or lower our growth rate.

The United States Department of Defense may not extend one consulting contract with us, which could harm our business.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. The funding under this contract for calendar year 2003 was $3.1 million, and there are four successive option years under the contract that may be exercised by the United States Department of Defense in its discretion. In January 2004, the United States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 was $4.0 million. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 is $2.5 million. Our results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

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

Our sales to United States government agencies subject us to special risks that could adversely affect our business.

We derive a substantial portion of our revenues from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 47%, 44% and 39% of our total revenues for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Government sales entail a variety of risks including:

•	Government contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years.

•	A significant decline in government expenditures generally, or a shift in budget priorities away from agencies or programs that we support, could cause a material decline in our government business. In particular, a decline in government spending on information technology or related services could hurt our government business.

•	Our products and services are included on a General Services Administration, or GSA schedule. We believe that the GSA schedule facilitates our sales to United States government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•	Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business might decline.

•	The federal government audits and reviews the performance of federal contractors on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work could result in a finding that we overcharged the government, which could result in an adjustment to our previously reported operating results. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with United States federal government agencies.

•	Many of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur and accrue losses on contracts, which would adversely affect our operating results.

•	A portion of our sales to the United States government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

•	We could face expense and delay if any or our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or our prime contractors pursuant to competitive bidding.

•	Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause; reduce or modify contracts or subcontracts; and claim rights in products, systems, and technology produced by us.

If our newest products, particularly those targeted primarily for enterprises and United States government agencies, do not gain widespread market acceptance, our revenues might not increase and could even decline.

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and United States government agencies of version 11.0 of IT Guru, which was released in December 2004, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

We may not be able to grow our business if service providers do not buy our products.

An element of our strategy is to increase sales to service providers of SP Guru and WDM Guru, both launched in fiscal 2002, and VNE Server, which was launched in fiscal 2003. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the affected product without redeveloping it or incurring significant additional expense. We are currently involved in a lawsuit that alleges our software products infringe three technology patents held by a third party. Based on our review of the technology in the dispute we believe that we have substantial defense to the allegations, and intend to vigorously defend against the litigation. The case however, is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise.

Future interpretations of existing accounting standards could adversely affect our operating results.

The Securities and Exchange Commission, American Institute of Certified Public Accountants and various other accounting authoritative bodies continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

We completed the NetMaker, WDM NetDesign and Altaworks acquisitions in March 2001, January 2002 and October 2004, respectively. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. Our outstanding note payable has a fixed interest rate and its carrying value approximates fair value. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or notes payable.

At March 31, 2005, we had $38.2 million in cash and cash equivalents and $44.0 million in marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2005, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $200,000.

A majority of our revenue transactions outside the United States are denominated in United States dollars. The operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements at Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2005. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2005.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. The report is included herein.

OPNET Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OPNET Technologies, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005 of the Company and our report dated June 8, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

McLean, Virginia

June 8, 2005

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

The information in the section entitled “Independent Registered Public Accounting Firm Fees and Other Matters” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements. The following financial statements of OPNET Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

2.	Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes in this Annual Report on Form 10-K.

3.	Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June 2005.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 9th day of June 2005.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ALAIN J. COHEN Alain J. Cohen	President, Chief Technology Officer and Director

/s/ MEL F. WESLEY Mel F. Wesley	Chief Financial Officer (Acting) (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN, PHD Steven G. Finn, PhD	Director

/s/ RONALD W. KAISER Ronald W. Kaiser	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

McLean, Virginia

June 8, 2005

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$38,171	$41,492
Marketable securities	44,014	40,001
Accounts receivable, net of $180 and $341 in allowance for doubtful accounts at March 31, 2005 and 2004, respectively	13,480	10,044
Unbilled accounts receivable	2,341	2,559
Deferred income taxes, prepaid expenses and other current assets	3,729	1,772

Total current assets	101,735	95,868

Property and equipment, net	6,227	6,410
Intangible assets, net	1,279	1,240
Goodwill	14,639	12,212
Deferred income taxes and other assets	1,306	952

Total assets	$125,186	$116,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$934
Accrued liabilities	6,874	4,218
Deferred and accrued income taxes	380	173
Deferred revenue	14,824	12,918

Total current liabilities	22,906	18,243

Note payable	150	300
Deferred rent	1,107	994
Deferred revenue	1,058	774

Total liabilities	25,221	20,311

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—par value $0.001; 100,000 shares authorized; 26,443 and 26,184 shares issued at March 31, 2005 and 2004, respectively; 20,309 and 20,050 shares outstanding at March 31, 2005 and 2004, respectively	26	26
Additional paid-in capital	79,421	77,808
Deferred compensation	(15)	(21)
Retained earnings	24,713	22,661
Accumulated other comprehensive loss	(80)	(3)
Treasury stock—6,134 shares at March 31, 2005 and 2004, at cost	(4,100)	(4,100)

Total stockholders’ equity	99,965	96,371

Total liabilities and stockholders’ equity	$125,186	$116,682

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2005	2004	2003
Revenues:
New software licenses	$29,507	$28,164	$22,187
Software license updates and technical support	19,805	15,152	12,667
Professional services	14,931	13,137	11,573

Total revenues	64,243	56,453	46,427

Cost of revenues:
New software licenses	778	831	829
Software license updates and technical support	2,348	1,730	1,710
Professional services	10,154	7,510	4,637
Amortization of acquired technology	651	509	504

Total cost of revenues	13,931	10,580	7,680

Gross profit	50,312	45,873	38,747

Operating expenses:
Research and development	15,455	13,040	12,909
Sales and marketing	22,803	19,446	18,245
General and administrative	9,742	5,717	4,897

Total operating expenses	48,000	38,203	36,051

Income from operations	2,312	7,670	2,696
Interest and other income, net	1,384	594	879

Income before provision for income taxes	3,696	8,264	3,575
Provision for income taxes	1,644	2,506	832

Net income	$2,052	$5,758	$2,743

Basic net income per common share	$0.10	$0.29	$0.14

Diluted net income per common share	$0.10	$0.28	$0.14

Basic weighted average common shares outstanding	20,158	19,697	19,273

Diluted weighted average common shares outstanding	20,624	20,650	19,974

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2002	25,220	19,086	$25	$72,655	6,134	$(4,100)	$(74)	$14,160	$(10)	$82,656
Net income								2,743		2,743
Foreign currency translation									28	28

Total comprehensive income										2,771
Issuance of common stock:
Exercise of options	259	259	1	318						319
Employee stock purchase plan	43	43		310						310
Tax benefit from exercise of stock options				235						235
Deferred compensation				82			(82)
Amortization of deferred compensation							97			97

Balance, March 31, 2003	25,522	19,388	26	73,600	6,134	(4,100)	(59)	16,903	18	86,388
Net income								5,758		5,758
Foreign currency translation									(40)	(40)
Unrealized gain on marketable securities									19	19

Total comprehensive income										5,737
Issuance of common stock:
Exercise of options	625	625		2,625						2,625
Employee stock purchase plan	37	37		315						315
Tax benefit from exercise of stock options				1,135						1,135
Deferred compensation				133			(133)			—
Amortization of deferred compensation							171			171

Balance, March 31, 2004	26,184	20,050	26	77,808	6,134	(4,100)	(21)	22,661	(3)	96,371
Net income								2,052		2,052
Foreign currency translation									9	9
Unrealized (loss) on marketable securities									(86)	(86)

Total comprehensive income										1,975
Issuance of common stock:										—
Exercise of options	217	217		714						714
Employee stock purchase plan	42	42		364						364
Tax benefit from exercise of stock options				529						529
Deferred compensation				6			(6)			—
Amortization of deferred compensation							12			12
Balance, March 31, 2005	26,443	20,309	$26	$79,421	6,134	$(4,100)	$(15)	$24,713	$(80)	$99,965

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,052	$5,758	$2,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,323	2,087	2,129
Loss on disposition of fixed assets	50	30	—
Provision for losses on accounts receivable	111	61	360
Deferred income taxes	708	192	(752)
Non-cash stock option compensation expense	12	172	97
Receipt of government grant	(110)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,329)	(5,311)	1,021
Prepaid expenses and other current assets	407	(493)	(369)
Refundable income taxes	—	—	1,253
Other assets	50	(69)	(53)
Accounts payable	(106)	719	(329)
Accrued liabilities	1,772	1,462	394
Accrued income taxes	(2,000)	(98)	80
Tax benefit from exercise of stock options	529	1,135	235
Deferred revenue	2,107	3,514	1,110
Deferred rent	113	362	251

Net cash provided by operating activities	4,689	9,521	8,170

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(3,431)	—	—
Purchase of property and equipment	(1,528)	(1,013)	(965)
Purchase of investments	(58,437)	(67,546)	—
Proceeds from sale/maturity of investments	54,424	27,564	—
Acquired technology	—	(183)	—

Net cash used in investing activities	(8,972)	(41,178)	(965)

Cash flows from financing activities:
Payment of note payable	(40)	—	—
Proceeds from exercise of common stock options	715	2,626	318
Issuance of common stock under employee stock purchase plan	364	312	310
Proceeds from issuance of note payable	—	—	150

Net cash provided by financing activities	1,039	2,938	778

Effect of exchange rate changes on cash and cash equivalents	(77)	(40)	28

Net (decrease) increase in cash and cash equivalents	(3,321)	(28,759)	8,011
Cash and cash equivalents, beginning of period	41,492	70,251	62,240

Cash and cash equivalents, end of period	$38,171	$41,492	$70,251

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

1. Organization and Significant Accounting Policies

Organization.    OPNET Technologies, Inc. is a provider of management software for networks and applications. Our solutions address: application performance management, network configuration management, capacity planning, and network research and development. OPNET differentiates itself from traditional management providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems; and, even more importantly, to proactively prevent problems from occurring. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California and Nashua, New Hampshire.

Principles of Consolidation.    The consolidated financial statements include the results of OPNET Technologies, Inc. and its wholly-owned subsidiaries: OPNET Technologies SAS; OPNET Technologies Limited; OPNET Technologies, BVBA; OPNET Technologies, Pty. Ltd.; OPNET Analysis, Inc.; and OPNET Technologies, GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP requires management to make estimates, judgments and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, software development costs and loss contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents.    Cash and cash equivalents consist of deposits in banks and all highly liquid investments with maturities of three months or less when purchased.

Marketable Securities.    We have determined that all of our investments are marketable securities to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest income” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest income” line item on the consolidated statements of operations.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Supplemental Cash Flow Information.

	Year ended March 31,
	2005	2004	2003
Cash paid during the fiscal year for:
Income taxes	$2,504	$1,432	$514
Interest	42	57	56

Non-cash financing and investing activities:
Unrealized (loss)/gain on marketable securities	(67)	19	—

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2005, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of five to seven years. Leasehold improvements are depreciated over the estimated useful life of the assets, the non-cancelable term of the related lease, or the non-cancelable lease term plus all periods for which executive management believes that the failure to renew the lease imposes a penalty in an amount such that the renewal appears, at the inception of the lease, to be reasonably assured. Repairs and maintenance are expensed as incurred.

Intangible Assets. Intangible assets consist of acquired technology. Intangible assets are originally recorded at cost and amortized on a straight-line basis over their expected useful lives of three to five years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, intangible assets are reviewed whenever any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There has been no impairment as of March 31, 2005.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Goodwill.    In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. We performed our annual impairment test of goodwill as of March 31, 2005 and concluded that there was no goodwill impairment.

Valuation of Long-Lived Assets.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2005.

Revenue Recognition.    We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

New software license revenues represent all fees earned from granting customers licenses to use our software, and excludes revenues derived from software license updates, which are included in software license updates and technical support revenues. Our new software license revenues consist of perpetual and term license sales of software products. New software license revenues are recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract (software license agreement), which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are currently only made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•	Delivery has occurred. Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Occasionally, software products are delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

In instances when any of the four criteria are not met, we defer recognition of software license revenues until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenues and consulting fees are recognized using contract accounting under SOP 81-1. We estimate the percentage-of-completion, under SOP 81-1, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenues and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or if we expect to incur a loss on the project.

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

Professional services revenues consist of fees from consulting services and training and are recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional service revenues based upon the VSOE of fair value of the professional services, respectively.

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

Foreign Currency Translation.    The results of operations for our international subsidiaries are translated from the designated functional currencies into United States dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Comprehensive Income.    Certain revenues, expenses, gains and losses are recognized in comprehensive income but excluded from net income. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized losses on marketable securities.

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

Indemnifications.    We account for guarantees in accordance with Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: i) we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products, ii) we have not received any request to defend any customers from infringement claims arising from the use of our software products, and iii) we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. However, we reasonably believe these indemnification provisions will not have a material adverse effect on our operating performance or financial condition. As of March 31, 2005, we have not recorded any liabilities related to these indemnifications.

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

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants when the exercise price is less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for all periods.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The following table illustrates the effect on net income and related net income per share for fiscal years ended March 31, 2005, 2004 and 2003, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123, as amended:

	2005	2004	2003
Net income	$2,052	$5,758	$2,743

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	25	49

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,377)	(4,044)	(3,743)

Pro forma net (loss) income	$(1,313)	$1,739	$(951)

Basic net income (loss) per common share:
As reported	$0.10	$0.29	$0.14
Pro forma	$(0.07)	$0.09	$(0.05)
Diluted net income (loss) per common share:
As reported	$0.10	$0.28	$0.14
Pro forma	$(0.07)	$0.08	$(0.05)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R. SFAS No. 123R is effective for us on April 1, 2006. Management believes the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations. Management is currently in the process of estimating the impact that the adoption of SFAS No. 123R will have on our financial position and results of operations.

2. Acquisition

On October 6, 2004, OPNET completed the acquisition of Altaworks Corporation. As a result of the merger, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise. Pursuant to the merger agreement, the purchase price, including assumed liabilities, totaled approximately $3,431; the purchase price was paid in cash from the Company’s working capital. The total estimated purchase price of approximately $3,431 consisted of the following:

(in thousands)
Cash consideration	$2,940
Acquisition costs	491

Total consideration and acquisition costs	$3,431

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

We accounted for the acquisition using the purchase method of accounting. The summary of the purchase price allocation related to the assets acquired and liabilities assumed in the acquisition is as follows:

(in thousands)
Current assets	$74
Property, plant and equipment	11
Other assets	18
Acquired intangible assets (3-year, straight-line amortization)	690
Goodwill	2,427
Deferred tax asset	1,179
Current liabilities assumed	(968)

Total consideration and acquisition costs	$3,431

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. We completed our analysis of the purchase price allocation in the fourth quarter of fiscal 2005 and adjusted goodwill to reflect a deferred tax asset of $1,179. The Company obtained valuation services from an independent company and assessed the reasonableness of the valuation to determine the fair value of acquired intangibles and their remaining useful lives. We began presenting the combined results of operations of the Company and Altaworks in our consolidated financial statements in the third quarter of fiscal year 2005.

The following pro forma annual financial information presents the combined results of operations of the Company and Altaworks, and gives effect to the acquisition of Altaworks as if it occurred on April 1, 2003. The pro forma condensed combined financial information set forth below reflects certain adjustments, including adjustments to reflect amortization of acquired intangibles and adjustments to the tax provision to reflect the tax benefit the combined group would have received from Altaworks’ net operating losses. However, pro forma results do not include any anticipated operating expense cost savings. The pro forma condensed combined financial information set forth below neither purports to represent what the consolidated results of operations or financial condition of the Company would actually have been if the Altaworks acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of the Company.

Pro forma financial information:

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenue	$64,350	$56,580
Net income	351	1,861

Basic net income per share	$0.02	$0.09
Diluted net income per share	$0.02	$0.09

Pro forma basic net income per share is computed using the weighted-average number of common shares outstanding as of the dates presented.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

3. Marketable Securities

Marketable securities as of March 31, 2005 and 2004, consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	March 31, 2005
Corporate bonds and notes	$20,447	$—	$(26)	$20,421
United States government agencies	23,634	1	(42)	23,593

Marketable securities	$44,081	$1	$(68)	$44,014

	March 31, 2004
Corporate bonds and notes	$10,915	$3	$(1)	$10,917
United States government agencies	29,067	18	(1)	29,084

Marketable securities	$39,982	$21	$(2)	$40,001

Our marketable securities have maturity dates of less than one year.

4. Intangible Assets

Intangible assets consisted of the following:

	2005	2004
Acquired technology	$3,372	$2,682
Accumulated amortization	(2,093)	(1,442)

Intangible assets, net	$1,279	$1,240

Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the fiscal years ended March 31, 2005, 2004, and 2003 of $651, $509 and $504, respectively. Amortization expense associated with Anite commenced in Q4 of FY 2004 and amortization associated with Altaworks commenced in Q3 of FY 2005. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We amortize the intangible assets on a straight-line basis over their expected useful lives of three to five years. We currently expect amortization expense attributable to these acquisitions of $766 in fiscal year ending March 31, 2006, $333 in the fiscal year ending March 31, 2007, $151 in the fiscal year ending March 31, 2008, and $29 in the fiscal year ending March 31, 2009.

5. Goodwill

In October of 2004, we recorded goodwill of $3,606 in connection with the acquisition of Altaworks Corporation. As part of our fiscal year end analysis of the purchase price allocation for Altaworks in the fourth quarter of fiscal 2005, we adjusted goodwill to $2,427 to reflect a deferred tax asset related primarily to Altaworks’ federal net operating loss carryforwards in the amount of $1,179. Additionally, we recorded goodwill in the aggregate amount of $12,212 in connection with the acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002. There were no changes in the total carrying amount of goodwill related to the NetMaker or WDM NetDesign acquisitions for the years ended March 31, 2005 and 2004, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The changes in the carrying amount of goodwill for fiscal 2005 and 2004 are as follows:

	2005	2004
Beginning balance	$12,212	$12,212
Altaworks acquisition	3,606	—
Deferred tax asset related to Altaworks’ federal net operating loss carryforward	(1,179)	—

Ending balance	$14,639	$12,212

6. Property and Equipment

Property and equipment consisted of the following at March 31, 2005 and 2004:

	2005	2004
Computer equipment	$6,632	$5,827
Leasehold improvements	4,171	4,108
Purchased software	1,962	1,681
Office furniture and equipment	1,689	1,688

Total	14,454	13,304
Less: accumulated depreciation	(8,227)	(6,894)

Property and equipment, net	$6,227	$6,410

Depreciation expense for fiscal years ended March 31, 2005, 2004, and 2003 was $1,672, $1,578, and $1,625, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2005 and 2004:

	2005	2004
Accrued compensation and bonuses	$3,180	$2,675
Accrued accounting and tax services	1,552	250
Other	2,142	1,293

Total	$6,874	$4,218

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

8. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Current provision:
Federal	$493	$1,811	$1,227
State	129	464	284
Foreign	270	39	73

Total current provision	892	2,314	1,584

Deferred provision (benefit):
Federal	635	345	(667)
State	59	59	(85)
Foreign	58	(212)	—

Total deferred provision (benefit)	752	192	(752)

Total provision for income taxes	$1,644	$2,506	$832

At March 31, 2005 and 2004, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

	2005	2004
Deferred tax assets:
Accrued expenses	$410	$315
Deferred revenue	342	360
In-process research and development	217	237
Deferred rent	424	383
Research and development tax credit carryforward	1,349	572
Accelerated book amortization of acquired technology	397	310
Bad debt reserve	69	131
Federal net operating loss carryforward	13,171	—
Foreign net operating loss carryforward	154	212
Other temporary differences	—	(1)

Gross deferred tax assets	16,533	2,519

Less: valuation allowance	(13,289)	—

Total deferred tax asset	3,244	2,519

Deferred tax liabilities:
Accelerated depreciation	(547)	(364)
Tax amortization of goodwill	(1,120)	(850)
Tax liabilities related to acquisitions	(270)	(110)
Tax accounting for unbilled accounts receivable	(362)	(544)

Total deferred tax liabilities	(2,299)	(1,868)

Net deferred tax asset	$945	$651

SFAS No. 109 “Accounting for Income Taxes”, or SFAS No. 109 requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

strategies, and historical and future book income adjusted for permanent book to tax differences. As sated below, we have established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. We believe that it is more likely than not that the remaining net deferred tax asset of $945 will be realized based upon our history of profitability, estimates of future taxable income, and the period over which the tax benefits will be realized.

The provision for income taxes for fiscal years ended March 31, 2005, 2004 and 2003 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2005	2004	2003
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	2.6	4.0	3.7
Tax credits	(3.4)	(8.4)	(15.1)
Nondeductible items	3.0	0.6	0.4
Other	1.5	—	—
Changes to estimates	8.4	—	—
Foreign tax rate differential	(2.5)	0.1	0.4

Effective tax rate	43.6%	30.3%	23.4%

At March 31, 2005, we had a United States federal research and development tax credit carryforward of approximately $1,349, and net operating loss carryforwards of approximately $38,737, which will expire in the years 2019 through 2024. At March 31, 2005, our German subsidiary had a foreign net operating loss carryforward of approximately $402. At March 31, 2005, our French subsidiary had a foreign net operating loss carryforward of approximately $606. Under the tax legislation of Germany and France, net operating losses have no expiration date.

As part of the Altaworks Corporation acquisition, the Company received a federal net operating loss carryforward of approximately $38,775 and a research and development credit carryforward of approximately $1,188. The related deferred tax assets amount to $14,372. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not, that a portion of the assets will not be realized and has placed a valuation allowance of $13,289 against that portion.

At March 31, 2005, we had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $650 which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

9. Commitments and Contingencies

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires us to maintain a security deposit of approximately $2,400 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

In addition, we lease office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal years 2005, 2004, and 2003 was $3,347, $3,229, and $3,201, respectively. At March 31, 2005, future minimum lease payments required under non-cancelable leases were as follows:

Year ending March 31,
2006	$3,159
2007	3,153
2008	3,191
2009	3,140
2010	2,887
Thereafter	2,465

Total minimum lease payments	$17,995

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006. Since the case is at a preliminary stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

The Internal Revenue Service, or IRS is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our Q3 fiscal 2005 tax provision reflects the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenues will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

10. Credit Agreements and Notes Payable

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,440 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends and a financial covenant requiring that we not exceed a ratio of Funded Debt to EBITDA of 2.5:1.0 as such terms are defined in the loan agreement. We were in compliance with all affirmative and negative comments as of March 31, 2005. Effective June 10, 2004, the credit facility was reduced to $2,440 from $10,000 and is due to expire on June 30, 2005. As of March 31, 2005, we had no borrowings under the available credit facility. As of March 31, 2005, we had no available borrowings under the credit facility due to the irrevocable letter of credit for approximately $2,440, which we used to satisfy the security deposit requirements for our corporate office lease.

In December 2001, we received proceeds from a $150 loan from the Department of Economic Development of Montgomery County, Maryland, under the Sunny Day Fund Initiative. The loan was subject to multiple maturity dates and had a 5% annual interest rate. In March 2005, under the terms of the loan, which included certain conditions regarding the hiring of full time employees, we repaid principal in the amount of $40, accrued interest in the amount of $7, and realized grant income in the amount of $110. As of March 31, 2005, the loan was repaid in full.

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

11. Employee Benefit Plan

Effective August 1, 1993, we established a 401(k) retirement plan, or the Plan covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal years ended March 31, 2005, 2004 and 2003 was $689, $582, and $567, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

12. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal years ended March 31, 2005, 2004 and 2003:

	2005	2004	2003
Net Income (Numerator):
Basic and diluted net income	$2,052	$5,758	$2,743

Shares (Denominator):
Weighted average shares outstanding (basic)	20,158	19,697	19,273
Plus:
Effect of other dilutive securities—options	466	953	701

Weighted average shares outstanding (diluted)	20,624	20,650	19,974

Net income per common share:
Basic	$0.10	$0.29	$0.14
Diluted	$0.10	$0.28	$0.14

We had options for the purchase of 2,434, 715, and 2,192 common shares that were excluded from the diluted average shares outstanding for the fiscal years ended March 31, 2005, 2004, and 2003 respectively, because their effect was anti-dilutive.

13. Equity Based Compensation Plans

Stock Option Plans. Our Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan provides for the granting of incentive and non-qualified stock options to purchase up to 4,943 shares of OPNET common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,500 shares. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2005. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Our 1993 Incentive Stock Option Plan, or 1993 Plan provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

A summary of option transactions is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, April 1, 2002	3,413	$9.00
Granted	1,033	6.04
Exercised	(259)	1.23
Canceled	(204)	10.32

Outstanding, March 31, 2003	3,983	7.71
Granted	364	12.20
Exercised	(625)	4.20
Canceled	(123)	9.98

Outstanding, March 31, 2004	3,599	9.76
Granted	357	9.07
Exercised	(217)	3.29
Canceled	(166)	9.46

Outstanding, March 31, 2005	3,573	$10.10

Exercisable, March 31, 2005	2,328	$10.61

At March 31, 2005, options outstanding and exercisable were as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Life Remaining	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 – 4.00	148	2.3 years	$2.40	148	$2.40
5.31 – 6.71	823	7.3 years	5.82	427	6.94
7.29 – 9.66	432	8.7 years	8.72	101	8.30
10.37 – 12.16	1,470	6.6 years	11.21	1,028	11.14
13.00 – 19.50	700	5.9 years	15.25	624	15.33

	3,573			2,328

The weighted average fair value at date of grant for options granted during fiscal years 2005, 2004 and 2003 was $5.94, $8.18, and $4.17 per share, respectively. The weighted average assumptions are as follows:

	2005	2004	2003
Risk-free interest rate	3.38%	3.24%	3.35%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years
Volatility factor	91%	98%	98%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

At various dates during the year ended March 31, 2000, we granted a total of 260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The weighted average exercise price of these options was $2.57. We recorded compensation expense relating to those options of $24 and $49 for the years ended March 31, 2004 and 2003, respectively.

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

During the fiscal year ended March 31, 2004, we granted options to purchase 10 shares of our common stock to members of our advisory board. As a result, we initially recorded $74 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—1.84%, expected dividend yield—0.0%, expected life—2 years, and volatility—68%. We marked-to-market the estimated fair value of the options during their vesting period and recorded reductions in deferred compensation of $17 and $15 during the years ended March 31, 2005 and 2004, respectively. We amortized $4 and $38 of this deferred compensation to expense for the years ended March 31, 2005 and 2004, respectively.

During the fiscal year ended March 31, 2005, we granted options to purchase 8 shares of our common stock to members of our advisory board. As a result, we initially recorded $24 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—3.38%, expected dividend yield—0.0%, expected life—2 years, and volatility—58%. We amortized $8 of this deferred compensation to expense for the year ended March 31, 2005.

Employee Stock Purchase Plan.    During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 42, 38, and 43 shares of our common stock were issued under the ESPP in fiscal year ended March 31, 2005, 2004 and 2003, respectively.

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not our employees, for up to a total of 225 shares of our common stock.

14. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal years ended March 31, 2005, 2004, and 2003, net of tax, are as follows:

	2005	2004	2003
Net income	$2,052	$5,758	$2,743
Foreign currency translation adjustments	9	(40)	28
Net unrealized (losses)/gains on marketable securities	(86)	19	—

Total comprehensive income	$1,975	$5,737	$2,771

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

15. Business Segment and Geographic Area Information

We operate in one industry segment, the development and sale of computer software programs and related services. For the years ended March 31, 2005, 2004 and 2003, revenues from transactions with United States government agencies were approximately 47%, 44%, and 39% of total revenues, respectively. No single customer accounted for 10% or more of revenues for fiscal 2005, 2004 or 2003. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenues. Our assets were primarily held in the United States for the fiscal years ended March 31, 2005, 2004 and 2003.

Revenues by geographic destination and as a percentage of total revenues for fiscal years ended March 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Geographic Area by Destination
United States	$51,975	$44,857	$37,513
International	12,268	11,596	8,914

	$64,243	$56,453	$46,427

	2005	2004	2003
Geographic Area by Destination
United States	80.9%	79.5%	80.8%
International	19.1	20.5	19.2

	100.0%	100.0%	100.0%

16. Valuation and Qualifying Accounts

The following table sets forth activity in our valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Other		Deductions (1)	Balance at End of Period
Accounts receivable reserve account:
Year ended March 31, 2005	$341	$—	$—		$161	$180
Year ended March 31, 2004	333	61	—		53	341
Year ended March 31, 2003	203	360	—		230	333

Deferred tax valuation account:
Year ended March 31, 2005	$—	$—	$13,289	(2)	$—	$13,289

(1)	Deductions represent write-offs of receivables previously reserved and adjustments to reflect accounts receivable at net realizable value.
(2)	See Note 8 for a description of the deferred tax valuation associated with the Altaworks Corporation acquisition.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

17.	Quarterly Financial Data (Unaudited)

	Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$16,787	$14,214	$16,063	$17,179
Gross profit	13,402	11,057	12,705	13,148
Income (loss) from operations	2,854	458	583	(1,583	)(1)
Net income (loss)	2,040	494	169	(651)
Basic net income per common share	$0.10	$0.02	$0.01	$(0.03)
Diluted net income per common share	$0.10	$0.02	$0.01	$(0.03)

	Year Ended March 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,305	$13,401	$14,432	$16,315
Gross profit	10,010	10,961	11,688	13,214
Income from operations	904	1,911	2,142	2,713
Net income	764	1,344	1,619	2,031
Basic net income per common share	$0.04	$0.07	$0.08	$0.10
Diluted net income per common share	$0.04	$0.07	$0.08	$0.10

(1)	The loss from operations for the three months ended December 31, 2004 is primarily due to a significant increase in our general and administrative expenses related to costs associated with our Sarbanes-Oxley implementation efforts and investments in personnel necessary to pursue our growth strategies.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

Exhibit Number	Description	Source
10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

10.14	Promissory Note, dated June 10, 2002, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC August 9, 2002.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Acting Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith