Form 10-Q
period 2005-06-30
OPNET TECHNOLOGIES INC
filed 2005-08-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding on July 29, 2005 was 20,310,052.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$51,987	$38,171
Marketable securities	30,572	44,014
Accounts receivable, net of $180 in allowance for doubtful accounts at June 30, and March 31, 2005, respectively	10,043	13,480
Unbilled accounts receivable	2,631	2,341
Deferred income taxes, prepaid expenses and other current assets	3,775	3,729

Total current assets	99,008	101,735

Property and equipment, net	6,241	6,227
Intangible assets, net	1,087	1,279
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,231	1,306

Total assets	$122,206	$125,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342	$828
Accrued liabilities	5,621	6,874
Deferred and accrued income taxes	130	380
Deferred revenue	14,758	14,824

Total current liabilities	20,851	22,906

Notes payable	150	150
Deferred rent	1,125	1,107
Deferred revenue	853	1,058

Total liabilities	22,979	25,221

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—par value $0.001; 100,000 authorized; 26,489 and 26,343 shares issued at June 30 and March 31, 2005, respectively; 20,310 and 20,209 shares outstanding at June 30 and March 31, 2005, respectively	26	26
Additional paid-in capital	79,700	79,421
Deferred compensation	(5)	(15)
Retained earnings	24,259	24,713
Accumulated other comprehensive loss	(292)	(80)
Treasury stock, at cost—6,179 and 6,134 shares at June 30 and March 31, 2005, respectively	(4,461)	(4,100)

Total stockholders’ equity	99,227	99,965

Total liabilities and stockholders’ equity	$122,206	$125,186

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
New software licenses	$6,626	$8,046
Software license updates and technical support	5,773	4,656
Professional services	4,078	4,085

Total revenues	16,477	16,787

Cost of revenues:
New software licenses	180	194
Software license updates and technical support	619	551
Professional services	3,274	2,506
Amortization of acquired technology	192	134

Total cost of revenues	4,265	3,385

Gross profit	12,212	13,402

Operating expenses:
Research and development	4,511	3,395
Sales and marketing	5,918	5,450
General and administrative	2,950	1,703

Total operating expenses	13,379	10,548

(Loss) income from operations	(1,167)	2,854
Interest and other income, net	513	196

(Loss) income before provision for income taxes	(654)	3,050
(Benefit) provision for income taxes	(200)	1,010

Net (loss) income	$(454)	$2,040

Basic net (loss) income per common share	$(0.02)	$0.10

Diluted net (loss) income per common share	$(0.02)	$0.10

Basic weighted average common shares outstanding	20,315	20,083

Diluted weighted average common shares outstanding	20,315	20,986

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(454)	$2,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	569
Provision for losses on accounts receivable	(2)	—
Deferred income taxes	48	(163)
Non-cash stock option compensation expense	10	16
Loss on disposition of fixed assets	2	—
Changes in assets and liabilities:
Accounts receivable	3,149	917
Prepaid expenses and other current assets	12	75
Other assets	21	(148)
Accounts payable	(486)	(717)
Accrued liabilities	(1,253)	(99)
Accrued income taxes	(303)	965
Tax benefit from exercise of stock options	7	—
Deferred revenue	(271)	604
Deferred rent	18	24

Net cash provided by operating activities	1,104	4,083

Cash flows from investing activities:
Purchase of property and equipment	(431)	(276)
Purchase of investments	(9,676)	(19,228)
Proceeds from sale/maturity of investments	23,118	15,925

Net cash provided by (used in) investing activities	13,011	(3,579)

Cash flows from financing activities:
Acquisition of treasury stock	(361)	—
Proceeds from exercise of common stock options	34	258
Issuance of common stock under employee stock purchase plan	239	181

Net cash (used in) provided by financing activities	(88)	439

Effect of exchange rate changes on cash and cash equivalents	(212)	(90)

Net increase in cash and cash equivalents	13,816	853

Cash and cash equivalents, beginning of period	38,171	41,492

Cash and cash equivalents, end of period	$51,987	$42,345

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., or OPNET is a provider of management software for networks and applications. Our solutions address: application performance management, network configuration management, capacity planning, and network research and development. OPNET differentiates itself from traditional management providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems; and, even more importantly, to proactively prevent problems from occurring. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2005, filed with the SEC. The March 31, 2005 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three months ended June 30, 2005 may not be indicative of the operating results for the full fiscal year or any other future period.

Stock-Based Compensation. The Company accounts for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes compensation expense for fixed stock option grants when the exercise price is less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for all periods.

	Three Months Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net (loss) income	$(454)	$2,040
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	16

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(441)	(838)

Pro forma net (loss) income	$(886)	$1,218

Basic net income (loss) per common share:
As reported	$(0.02)	$0.10
Pro forma	$(0.04)	$0.06
Diluted net income (loss) per common share:
As reported	$(0.02)	$0.10
Pro forma	$(0.04)	$0.06

2. Acquisition of Altaworks

On October 6, 2004, OPNET completed the acquisition of Altaworks Corporation. As a result of the merger, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise. Pursuant to the merger agreement, the purchase price, including assumed liabilities, totaled approximately $3,431; the purchase price was paid in cash from the Company’s working capital. The total purchase price of approximately $3,431 consisted of the following:

(in thousands)
Cash consideration	$2,940
Acquisition costs	491

Total consideration and acquisition costs	$3,431

The Company accounted for the acquisition using the purchase method of accounting. The summary of the purchase price allocation related to the assets acquired and liabilities assumed in the acquisition is as follows:

(in thousands)
Current assets	$74
Property, plant and equipment	11
Other assets	18
Acquired intangible assets (3-year, straight-line amortization)	690
Goodwill	2,427
Deferred tax asset	1,179
Current liabilities assumed	(968)

Total consideration and acquisition costs	$3,431

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. OPNET completed our analysis of the purchase price allocation in the fourth quarter of fiscal 2005 and adjusted goodwill to reflect a deferred tax asset of $1,179. The Company obtained valuation services from an independent company and assessed the reasonableness of the valuation to determine the fair value of acquired intangibles and their remaining useful lives.

The following pro forma quarterly financial information presents the combined results of operations of the Company and Altaworks, and gives effect to the acquisition of Altaworks as if it occurred on April 1, 2003. We began presenting the combined results of operations of the Company and Altaworks in our consolidated financial statements in the third quarter of fiscal year 2005. The pro forma condensed combined financial information for the three months ended June 30, 2004 set forth below reflects certain adjustments, including adjustments to reflect amortization of acquired intangibles and adjustments to the tax provision to reflect the tax benefit the combined group would have received from Altaworks’ losses. However, pro forma results do not include any anticipated operating expense cost savings. The pro forma condensed combined financial information set forth below neither purports to represent what the consolidated results of operations or financial condition of the Company would actually have been if the Altaworks acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of the Company.

Pro forma financial information:

Three Months Ended June 30, 2004
(in thousands)
Revenue	$16,837
Net (loss) income	1,309
Basic net (loss) income per share	$0.07

Diluted net (loss) income per share	$0.06

Pro forma basic net income per share is computed using the weighted-average number of common shares outstanding as of the dates presented.

3. Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2005	At March 31, 2005
	(in thousands)
Acquired technology	$3,372	$3,372
Accumulated amortization	(2,285)	(2,093)

Intangible assets, net	$1,087	$1,279

Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the three months ended June 30, 2005 and 2004 of $192 and $134, respectively. Amortization expense associated with Anite commenced in Q4 of fiscal 2004 and amortization associated with Altaworks commenced in Q3 of fiscal 2005. Amortization expense from acquired technology is included in cost of revenues in the condensed consolidated statements of operations. We currently expect amortization expense attributable to these acquisitions of $766 in the fiscal year ending March 31, 2006, $333 in fiscal year ending March 31, 2007, $151 in the fiscal year ending March 31, 2008, and $29 in the fiscal year ending March 31, 2009.

4. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net (loss) income (numerator):
Basic and diluted net (loss) income	$(454)	$2,040

Shares (denominator):
Weighted average shares outstanding (basic)	20,315	20,083
Plus:
Effect of other dilutive securities — options	—	903

Weighted average shares outstanding (diluted)	20,315	20,986

Net (loss) income per common share:
Basic	$(0.02)	$0.10
Diluted	$(0.02)	$0.10

5. Stockholders’ Equity

During the three months ended June 30, 2005 and 2004, respectively, we received proceeds of approximately $34 and $258 and issued 11,312 and 49,174 shares of common stock, pursuant to employee exercises of stock options. During the three months ended June 30, 2005 and 2004, respectively, employees purchased 34,692 and 16,284 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $239 and $181.

6. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenues from transactions with United States government agencies were approximately 45% and 48% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Substantially all assets were held in the United States at June 30 and March 31, 2005. Revenues by geographic area and as a percentage of total revenues are as follows:

	Three Months Ended June 30,
	2005	2004
	(dollars in thousands)
Geographic Area:
United States	$13,008	$14,043
International	3,469	2,744

Total revenue	$16,477	$16,787

Geographic Area:
United States	78.9%	83.7%
International	21.1	16.3

Total revenue	100.0%	100.0%

7. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net (loss) income	$(454)	$2,040
Foreign currency translation adjustments	(242)	(8)
Unrealized (loss) gain on marketable securities	30	(81)

Total comprehensive (loss) income	$(666)	$1,951

8. Commitments and Contingencies

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

The Internal Revenue Service, or IRS is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our Q3 fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenues will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2005, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenues are derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenues represent all fees earned from granting customers licenses to use our software, and exclude revenues derived from software license updates, which are included in software license updates and technical support revenues. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For the three months ended June 30, 2005, perpetual licenses represented approximately 97% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenues represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, establishing alliances to extend our market reach and increasing our international presence. We have focused our sales, marketing, and other efforts on corporate enterprise and United States Government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to closely manage the increases in our total expenses as we implement these strategies.

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

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended June 30, 2005, or Q1 2006, as compared to the three months ended March 31, 2005, or Q4 2005, revenue, gross profit and deferred revenue decreased. We experienced a significant decrease in operating costs that partially offset our decrease in revenue, and improved our operating margin. The significant decrease in costs was primarily associated with the reduction of operating expenses associated with our Sarbanes-Oxley compliance efforts.

The following table summarizes information on certain key metrics:

	Three Months Ended
	June 30, 2005	March 31, 2005	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$16,477	$17,179	$(702)	(4.1)%
Total cost of sales	$4,265	$4,031	$234	5.8%
Gross profit	$12,212	$13,148	$(936)	(7.1)%
Gross profit as a percentage of total revenue (gross margin)	74.1%	76.5%
Total operating expenses	$13,379	$14,731	$(1,352)	(9.2)%
(Loss) income from operations	$(1,167)	$(1,583)	$416	(26.3)%
Income from operations as a percentage of total revenue (operating margin)	(7.1)%	(9.2)%
Net (loss) income	$(454)	$(651)	$197	(30.2)%
Diluted net (loss) income per common share	$(0.02)	$(0.03)	$0.01	33.3%
Total employees (period end)	393	376	17	4.5%
Total average employees	386	368	18	4.9%
Total consultants (period end)	77	74	3	4.1%

Total quota-carrying sales persons (period end)	46	49	(3)	(6.1)%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$82,559	$82,185	$374	0.5%
Cash flows provided by (used in) operating activities	$1,104	$4,689	$(3,585)	(76.5)%
Total deferred revenue (period end)	$15,611	$15,882	$(271)	(1.7)%

The decrease in total revenue in Q1 2006 from Q4 2005 was primarily attributable to the approximately 16% decrease in new software license revenue partially offset by an 11% increases in software license updates and technical support revenue. The decrease in new software license revenue in Q1 2006 as compared to Q4 of 2005 was primarily due to longer than anticipated transaction processing cycles related to a few significant corporate enterprise orders. We are continuing to pursue our implementation of plans to improve sales training and mentoring programs and to modify sales territory assignments. These continued efforts are designed to improve sales execution and minimize the disruptions normally associated with change. We believe that it could take several quarters for our plans to produce the intended results.

Our international revenues decreased 4.5% to $3,469 for Q1 2006, from $3,631 for Q4 2005. International revenues comprised 21.1% of total revenues for both Q1 2006 and Q4 2005. We expect revenues from sales outside the United States to continue to account for a significant portion of our total revenues in the future but fluctuate from period to period. International sales to corporate enterprises continued to grow in Q1 2006. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross margin for Q1 2006 decreased from 76.5% for Q4 2005. The decrease in gross margin was due to the decrease in the license revenue contribution to total revenue of 40.2% in Q1 2006 as compared to 46.2% in Q4 2005 and the decrease in the gross margin on professional services revenue of 19.7% in Q1 2006 as compared to 25.5% in Q4 2005. The decrease in the gross margin on professional services revenue was due to the increase in our consulting staff to meet demand for our services and the time necessary to train and assign new consulting staff to billable projects.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. Our operating margin increased to a negative 7.1% during Q1 2006 from negative 9.2% during Q4 2005. The increase in operating margin during Q1 2006 as compared to Q4 2005 was largely the result of the decrease in expenses associated with Sarbanes-Oxley compliance efforts, which were partially offset by increases in legal expenses. During fiscal 2006, we expect to incur increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 of our consolidated financial statements for additional information).

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. Despite indications that the overall economy and IT industry are improving, we continue to see cautious capital spending by our current and potential customers. We currently expect future growth opportunities in revenue to come from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenues will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenues.

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

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. In addition, the Altaworks acquisition will continue to result in higher research and development expenses. We expect that the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenues in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

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

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations. During fiscal 2006 as compared to fiscal 2005, we expect expenses associated with Sarbanes-Oxley to significantly decrease, but expect to incur increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 to our consolidated financial statements for additional information).

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to negative 7.1% for Q1 2006 from negative 9.2% for Q4 2005 due primarily to the decrease in our general and administrative expenses resulting from expenses relating to Sarbanes-Oxley compliance efforts. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

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

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract (software license agreement), which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are currently only made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•	Delivery has occurred. Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Occasionally, software products are delivered electronically to end-users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of June 30, 2005, accounts receivable totaled $12,674, net of allowance for doubtful accounts of $180.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, a software product for modeling voice communications in December 2003 and Altaworks in October 2004. They are recorded at cost and amortized on a straight-line basis over their expected useful lives of five years, except for the intangible assets acquired from the Altaworks acquisition, which are amortized on a straight-line basis over three years. We use the projected discounted cash flow method in valuing our acquired technology, using certain assumptions including revenue growth, cost levels, present value discount rate and working capital requirements. While we believe the assumptions used are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of June 30, 2005, intangible assets totaled $1,087, net of accumulated amortization of $2,285. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of June 30, 2005, we had goodwill of $14,639. No impairment has been indicated to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized during the three months ended June 30, 2005.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2005	2004
Revenues:
New software licenses	40.2%	47.9%
Software license updates and technical support	35.0	27.7
Professional services	24.8	24.4

Total revenues	100.00	100.0

Cost of revenues:
New software licenses	1.1	1.2
Software license updates and technical support	3.7	3.3
Professional services	19.9	14.9
Amortization of acquired technology	1.2	0.8

Total cost of revenues	25.9	20.2

Gross profit	74.1	79.8

Operating expenses:
Research and development	27.4	20.2
Sales and marketing	35.9	32.5
General and administrative	17.9	10.1

Total operating expenses	81.2	62.8

(Loss) income from operations	(7.1)	17.0
Interest and other income, net	3.1	1.2

(Loss) income before provision for income taxes	(4.0)	18.2
Provision for income taxes	(1.2)	6.0

Net (loss) income	(2.8)%	12.2%

The following table sets forth, for each component of revenues, the cost of these revenues as a percentage of the related revenues for the periods indicated:

	Three Months Ended June 30,
	2005	2004
Cost of Revenues:
New software licenses	2.7%	2.4%
Software license updates and technical support	10.7	11.8
Professional services	80.3	61.3

Revenues

New Software License Revenues. New software license revenues were $6,626 and $8,046 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of 17.6%. For the three months ended June 30, 2005, as compared to the same period in fiscal 2005, the decrease in license revenue was primarily due to lower sales to corporate enterprise and United States government customers.

Software License Updates and Technical Support Revenues. Software license updates and technical support revenues were $5,773 and $4,656 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 24.0%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and product support revenues for the three months ended June 30, 2005, as compared to the same period in fiscal 2005, reflect increases in the overall customer-installed base.

Professional Service Revenues.

The components of professional services for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Consulting services	$3,732	$3,571
Training and other income	346	514

Professional services revenue	$4,078	$4,085

Professional service revenues were $4,078 and $4,085 for the three months ended June 30, 2005 and 2004, respectively, representing a slight decrease of 0.2%. Consulting services revenues comprise 91.5% and 87.4% of professional services revenue for the three months ended June 30, 2005 and 2004, respectively. The decrease for the three months ended June 30, 2005 as compared to the same period in the prior fiscal year was primarily due to a decrease in training services delivered.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3,096 and $3,296 of consulting revenues for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3,147. Under the first of four possible contract extensions, the funding under this contract for 2004 was $3,520.

In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,604. The option years for calendar years 2006 and 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding.

International Revenues.

Our international revenues were $3,469 and $2,744 for the three months ended June 30, 2005 and 2004, respectively. Our international revenues increased as a percentage of total revenue to 21.1% for the three months ended June 30, 2005 from 16.3% for the same period in fiscal 2005. Our international revenues are primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused our efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for the three months ended June 30, 2005 and service providers and network equipment managers comprised the largest percentage of international revenue for the three months ended June 30, 2004.

Cost of Revenues.

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

Cost of New Software License Revenues. Cost of software license revenues was $180 and $194 for the three months ended June 30, 2005 and 2004, respectively. Gross margin on software licenses revenue decreased to 97.3% for the three months ended June 30, 2005 from 97.6% for the same period in fiscal 2005. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin. The changes in the cost of new software licenses for the three months ended June 30, 2005 as compared to the same period in fiscal 2005 were not significant.

Cost of Software License Updates and Technical Support Revenues. Cost of software license updates and technical support revenues were $619 and $551 for the three months ended June 30, 2005 and 2004, respectively. Gross margin on software license updates and technical support revenues increased to 89.3% for the three months ended June 30, 2005 from 88.2% for the same period in fiscal 2005. The cost of software license updates and technical support revenues are primarily impacted by the cost of labor associated with providing technical support. The change in the cost of software license updates and technical support revenues for the three months ended June 30, 2005 compared to the same period in fiscal 2005 were not significant.

Cost of Professional Service Revenues. Cost of professional service revenues were $3,274 and $2,506 for the three months ended June 30, 2005 and 2004, respectively. Gross margin on professional service revenues decreased to 19.7% for the three months ended June 30, 2005 from 38.7% for the same period in fiscal 2005. The increases in cost of professional service revenues and the resulting lower gross margins were primarily due to an increase in our consulting staff to meet demand for our services and the time necessary to train and assign new consulting staff to billable projects.

Operating Expenses

Research and Development. Research and development expenses were $4,511 and $3,395 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 32.9%. The increases were primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $5,918 and $5,450 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 8.6%. The increases were primarily due to higher costs associated with marketing activities necessary to pursue our business plan.

General and Administrative. General and administrative expenses were $2,950 and $1,703 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 73.2%. The increases were primarily due to increased professional service costs associated with Sarbanes-Oxley compliance efforts and increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 to our consolidated financial statements for additional information).

Interest and Other Income, net. Interest and other income, net, was $513 and $196 for the three months ended June 30, 2005 and 2004, respectively. The increases were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income was primarily the result of an increase in interest rates for the three months ended June 30, 2005 as compared to the same period in fiscal 2005.

Provision for Income Taxes. Our effective tax rates were 30.5% and 33.1% for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of June 30, 2005, we had cash, cash equivalents and marketable securities totaling $82,559.

Cash provided by operating activities was $1,104 and $4,083 for the three months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities for the three months ended June 30, 2005 as compared to the same period in fiscal 2005 was primarily attributable to lower net income. The decrease in cash resulting from lower net income was partially offset by an increase in cash resulting from collections of accounts receivable.

Net cash provided by investing activities was $13,011 for the three months ended June 30, 2005 and net cash used in investing activities was $3,579 for the three months ended June 30, 2004, respectively. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the three months ended June 30, 2005, funds were used to purchase marketable securities of $9,676, and to purchase property and equipment of $431. Proceeds from the sale/maturity of investments were $23,118 for the three months ended June 30, 2005. For the three months ended June 30, 2004, funds were used to purchase marketable securities of $19,228, and to purchase property and equipment of $276. Proceeds from the sale/maturity of investments were $15,925 for the three months ended June 30, 2004.

Net cash used in financing activities was $88 for the three months ended June 30, 2005 and net cash provided by financing activities was $439 for the three months ended June 30, 2004, respectively. We used cash of $361 to acquire 45,400 shares of treasury stock during the three months ended June 30, 2005. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

As of June 30, 2005, our contractual commitments include operating leases for office facilities, notes payable in the amount of $150, and a letter of credit in the amount of $2,600.

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

In January 2003, we were awarded a consulting contract with the Unites States Department of Defense. The funding under this contract for calendar year 2003 was $3,147, and there are four successive option years under the contract that may be exercised by the Unites States Department of Defense at its discretion. In January 2004, the Unites States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 is $3,520. In January 2005, the United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 is $2,604. Our results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenues from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 45% and 48% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. Government sales entail a variety of risks including:

•	Government contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years.

•	A significant decline in government expenditures generally, or a shift in budget priorities away from agencies or programs that we support, could cause a material decline in our government business. In particular, a decline in government spending on information technology or related services could hurt our government business.

•	Our products and services are included on a General Services Administration (“GSA”) schedule. We believe that the GSA schedule facilitates our sales to Unites States government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•	Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business might decline.

•	The federal government audits and reviews the performance of federal contractors on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work could result in a finding that we overcharged the government, which could result in an adjustment to our previously reported operating results. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with Unites States federal government agencies.

•	Many of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur losses on contracts, which would adversely affect our operating results.

•	A portion of our sales to the United States government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

•	We could face expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or our prime contractors pursuant to competitive bidding.

•	Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause; reduce or modify contracts or subcontracts; and claim rights in products, systems, and technology produced by us.

If our newest products, particularly those targeted primarily for enterprises and United States government agencies, do not gain widespread market acceptance, our revenues might not increase and could even decline.

We expect to derive a substantial portion of our revenues in the future from sales to enterprises and United States government agencies of version 11.0 of OPNET IT Guru, which was released in December 2004, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenues may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenues would decline.

We may not be able to grow our business if service providers do not buy our products.

An element of our strategy is to increase sales to service providers of OPNET SP Guru and OPNET WDM Guru, both launched in fiscal 2002, and VNE Server, which was launched in fiscal 2003. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

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

At June 30, 2005, we had $51,987 in cash and cash equivalents and $30,572 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2005, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $246.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended June 30, 2005, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States. District Court of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. Based on a preliminary review, OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation. To date, no injunctive relief had been granted; the court has scheduled the matter for a jury trial beginning on April 11, 2006.

OPNET is involved in various other claims and legal proceedings arising from its normal operations. Management does not consider any of these matters to be material.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

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

As of June 30, 2005, the proceeds from the offering have been used to fund approximately (i) $7.6 million of general corporate expenses, working capital and capital expenditures, including $4.8 million for capital expenditures and leasehold improvements related to our headquarters facility in Bethesda, MD, (ii) $6.2 million of acquisition and acquisition-related expenses for the NetMaker acquisition, (iii) $1.4 million of the purchase price for WDM NetDesign and (iv) $3.4 million of acquisition and acquisition-related expenses for the Altaworks acquisition. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. We have not allocated any of the remaining net proceeds to any identifiable uses. We may also use a portion of the net proceeds to acquire businesses, products, or technologies that are complementary to our business. Pending their use, we have invested the net proceeds in investment grade, interest-bearing securities.

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	—	—	—	—
May 1 – 31, 2005	—	—	—	—
June 1 – 30, 2005 (1)	45,400	$7.95	—	—

(1)	During June 2005, we acquired 45,400 shares of treasury stock.

ITEM 6. Exhibits

Exhibits:  See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/s/ Mel F. Wesley
Date: August 5, 2005	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith