Form 10-Q
period 2005-09-30
OPNET TECHNOLOGIES INC
filed 2005-11-08
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding on November 2, 2005 was 20,222,698.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$59,412	$38,171
Marketable securities	20,373	44,014
Accounts receivable, net of $180 in allowance for doubtful accounts at September 30, and March 31, 2005, respectively	13,377	13,480
Unbilled accounts receivable	3,019	2,341
Deferred income taxes, prepaid expenses and other current assets	3,133	3,729

Total current assets	99,314	101,735

Property and equipment, net	6,060	6,227
Intangible assets, net	896	1,279
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,263	1,306

Total assets	$122,172	$125,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$154	$828
Accrued liabilities	6,344	6,874
Deferred and accrued income taxes	171	380
Deferred revenue	14,452	14,824

Total current liabilities	21,121	22,906

Notes payable	150	150
Deferred rent	1,129	1,107
Deferred revenue	805	1,058

Total liabilities	23,205	25,221

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 26,492 and 26,443 shares issued at September 30 and March 31, 2005, respectively; 20,223 and 20,309 shares outstanding at September 30 and March 31, 2005, respectively	26	26
Additional paid-in capital	79,715	79,421
Deferred compensation	(1)	(15)
Retained earnings	24,699	24,713
Accumulated other comprehensive loss	(278)	(80)
Treasury stock, at cost – 6,269 and 6,134 shares at September 30 and March 31, 2005, Respectively	(5,194)	(4,100)

Total stockholders’ equity	98,967	99,965

Total liabilities and stockholders’ equity	$122,172	$125,186

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
New software licenses	$7,584	$5,739	$14,210	$13,785
Software license updates and technical support	5,951	4,963	11,724	9,619
Professional services	4,729	3,512	8,807	7,597

Total revenue	18,264	14,214	34,741	31,001

Cost of revenue:
New software licenses	182	182	362	376
Software license updates and technical support	673	586	1,293	1,137
Professional services	3,170	2,255	6,444	4,761
Amortization of acquired technology	192	134	383	268

Total cost of revenue	4,217	3,157	8,482	6,542

Gross profit	14,047	11,057	26,259	24,459

Operating expenses:
Research and development	4,677	3,661	9,188	7,056
Sales and marketing	6,258	5,251	12,176	10,701
General and administrative	3,091	1,687	6,041	3,390

Total operating expenses	14,026	10,599	27,405	21,147

Income (loss) from operations	21	458	(1,146)	3,312
Interest and other income, net	614	265	1,127	461

Income (loss) before provision for income taxes	635	723	(19)	3,773
Provision (benefit) for income taxes	195	229	(5)	1,239

Net income (loss)	$440	$494	$(14)	$2,534

Basic net income per common share	$0.02	$0.02	$0.00	$0.13

Diluted net income per common share	$0.02	$0.02	$0.00	$0.12

Basic weighted average common shares outstanding	20,311	20,135	20,336	20,019

Diluted weighted average common shares outstanding	20,552	20,639	20,336	20,745

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(14)	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	1,113
Provision for losses on accounts receivable	(7)	—
Deferred income taxes	815	(163)
Non-cash stock option compensation expense	12	3
Loss on disposition of fixed assets	2	—
Changes in assets and liabilities:
Accounts receivable	(568)	717
Prepaid expenses and other current assets	(205)	(1,183)
Other assets	29	(233)
Accounts payable	(674)	69
Accrued liabilities	(530)	51
Accrued income taxes	(209)	59
Tax benefit from exercise of stock options	7	—
Deferred revenue	(625)	388
Deferred rent	22	76

Net cash (used in) provided by operating activities	(781)	3,431

Cash flows from investing activities:
Acquisition of Altaworks	—	(453)
Purchase of property and equipment	(616)	(569)
Purchase of investments	(12,727)	(29,684)
Proceeds from sale/maturity of investments	36,368	26,797

Net cash provided by (used in) investing activities	23,025	(3,909)

Cash flows from financing activities:
Acquisition of treasury stock	(1,094)	—
Proceeds from exercise of common stock options	50	393
Proceeds from issuance of common stock under employee stock purchase plan	239	181

Net cash (used in) provided by financing activities	(805)	574

Effect of exchange rate changes on cash and cash equivalents	(198)	(63)

Net increase in cash and cash equivalents	21,241	33

Cash and cash equivalents, beginning of period	38,171	41,492

Cash and cash equivalents, end of period	$59,412	$41,525

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2005, filed with the SEC. The March 31, 2005 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and six months ended September 30, 2005 may not be indicative of the operating results for the full fiscal year or any other future period.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss)	$440	$494	$(14)	$2,534
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	(13)	12	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(444)	(913)	(885)	(1,751)

Pro forma net (loss) income	$(1)	$(432)	$(887)	$786

Basic net income (loss) per common share:
As reported	$0.02	$0.02	$0.00	$0.13
Pro forma	$0.00	$(0.02)	(0.04)	$0.04
Diluted net income (loss) per common share:
As reported	$0.02	$0.02	$0.00	$0.12
Pro forma	$0.00	$(0.02)	(0.04)	$0.04

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

The following pro forma quarterly financial information presents the combined results of operations of the Company and Altaworks, and gives effect to the acquisition of Altaworks as if it occurred on April 1, 2003. We began presenting the combined results of operations of the Company and Altaworks in our consolidated financial statements in the third quarter of fiscal year 2005. The pro forma condensed combined financial information for the six months ended September 30, 2004 set forth below reflects certain adjustments, including adjustments to reflect amortization of acquired intangibles and adjustments to the tax provision to reflect the tax benefit the combined group would have received from Altaworks’ losses. However, pro forma results do not include any anticipated operating expense cost savings. The pro forma condensed combined financial information set forth below neither purports to represent what the consolidated results of operations or financial condition of the Company would actually have been if the Altaworks acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of the Company.

Pro forma financial information:

Six Months Ended September 30, 2004
(in thousands)
Revenue	$31,166
Net income	1,021

Basic net income per share	$0.05
Diluted net income per share	$0.05

Pro forma basic net income per share is computed using the weighted-average number of common shares outstanding as of the dates presented.

3. Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2005	At March 31, 2005
	(in thousands)
Acquired technology	$3,372	$3,372
Accumulated amortization	(2,476)	(2,093)

Intangible assets, net	$896	$1,279

Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the three months ended September 30, 2005 and 2004 of $192 and $134, respectively. Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the six months ended September 30, 2005 and 2004 of $383 and $268, respectively. Amortization expense associated with Anite commenced in Q4 of fiscal 2004 and amortization associated with Altaworks commenced in Q3 of fiscal 2005. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. We currently expect amortization expense attributable to these acquisitions of $766 in the fiscal year ending March 31, 2006, $333 in fiscal year ending March 31, 2007, $151 in the fiscal year ending March 31, 2008, and $29 in the fiscal year ending March 31, 2009.

4. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss) (numerator):
Basic and diluted net income	$440	$494	$(14)	$2,534

Shares (denominator):
Weighted average shares outstanding (basic)	20,311	20,135	20,336	20,109
Plus:
Effect of other dilutive securities options	241	504	—	636

Weighted average shares outstanding (diluted)	20,552	20,639	20,336	20,745

Net income per common share:
Basic	$0.02	$0.02	$0.00	$0.13
Diluted	$0.02	$0.02	$0.00	$0.12

5. Stockholders’ Equity

During the three months ended September 30, 2005 and 2004, respectively, we received proceeds of approximately $15 and $136 and issued 2,646 and 37,469 shares of common stock, pursuant to employee exercises of stock options. During the three months ended September 30, 2005 and 2004, respectively, employees did not purchase any shares of common stock under the OPNET 2000 Employee Stock Purchase Plan.

During the six months ended September 30, 2005 and 2004, respectively, we received proceeds of approximately $50 and $393 and issued 13,958 and 86,643 shares of common stock, pursuant to employee exercises of stock options. During the six months ended September 30, 2005 and 2004, respectively, employees purchased 34,692 and 16,284 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds to us of approximately $239 and $181.

6. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenue from transactions with United States government agencies was approximately 47% and 50% of total revenue for the three months ended September 30, 2005 and 2004, respectively. Revenue from transactions with United States government agencies was approximately 46% and 49% of total revenue for the six months ended September 30, 2005 and 2004, respectively. Substantially all assets were held in the United States at September 30 and March 31, 2005. Revenue by geographic area and as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Geographic Area:
United States	$14,407	$11,647	$27,414	$25,690
International	3,857	2,567	7,327	5,311

Total revenue	$18,264	$14,214	$34,741	$31,001

Geographic Area:
United States	78.9%	81.9%	78.9%	82.9%
International	21.1	18.1	21.1	17.1

Total revenue	100.0%	100.0%	100.0%	100.0%

7. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$440	$494	$(14)	$2,534
Foreign currency translation adjustments	—	10	(242)	2
Unrealized gain (loss) on marketable securities	14	17	44	(65)

Total comprehensive income (loss)	$454	$521	$(212)	$2,471

8. Commitments and Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006. At this stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

The Internal Revenue Service, or IRS is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our Q3 fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenue will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

9. Treasury Stock

On January 31 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. We expended $733 to purchase 90,000 shares during the three months ended September 30, 2005, at an average price of $8.14. We expended $1,094 to purchase 135,400 shares during the six months ended September 30, 2005, at an average price of $8.08. As of September 30, 2005, we have repurchased 135,400 shares of common stock under this program.

10. Subsequent Event

On October 26, 2005, our Board of Directors or, the Board, approved the accelerated vesting of all unvested options that had an exercise price of $11.75 or greater and are held by current employees, including executive officers. This accelerated vesting affected options with respect to 254,400 shares of our common stock that are not currently vested under such options, and was effective for stock options outstanding as of the close of business on October 26, 2005.

The Board’s primary purpose in accelerating vesting was to eliminate future stock-based employee compensation expense that we would otherwise recognize in our consolidated statement of operations with respect to these accelerated options once Financial Accounting Standards Board Statement No. 123R, “Share Based Payment,” becomes effective. Furthermore, the Board concluded that the retention value of the unvested portion of these options was minimal given the current market price for the Company’s common stock. Because these options have exercise prices well in excess of the Company’s current stock price which was $8.13 at the close of business on October 26, 2005, as reported by the NASDAQ National Market, the Board concluded that these options likely would not offer sufficient incentive to the employees to remain with the Company when compared to the future compensation expense that would have been attributable to the options. The estimated maximum future expense that will be eliminated is approximately $922.

All of these options had an exercise price of $11.75, a grant date of October 23, 2003, and a vesting schedule that provided for pro rata annual vesting for 99.8% of the grants over five years from the date of the grant and for cliff vesting for 0.2% of the grants in three years from the date of the grant. In the case of options held by executive officers of the Company, vesting was accelerated with respect to the following number of shares: Marc Cohen 48,000 shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three and six months ended September 30, 2005 and 2004, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2005, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and exclude revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For the six months ended September 30, 2005, perpetual licenses represented approximately 97% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represents fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In March 2005, we entered into a multi-year worldwide distribution agreement with Cisco Systems. Under the terms of the agreement, Cisco will distribute a broad range of our software products. We will also collaborate with Cisco’s Network Management Technology Group to develop new network management solutions. Cisco began sales of our products in the second half of calendar 2005, although we do not expect to see revenue from the Cisco Systems agreement until the fourth quarter of fiscal year 2006.

Acquisition

On October 6, 2004, we completed the acquisition of Altaworks for a total purchase price of approximately $3,431. As a result of the merger, we acquired all the assets and liabilities of Altaworks. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise.

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

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended September 30, 2005, or Q2 2006, as compared to the three months ended June 30, 2005, or Q1 2006, we generated growth in revenue, gross profit and operating margin.

The following table summarizes information on certain key metrics:

	Three Months Ended
	September 30, 2005	June 30, 2005	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$18,264	$16,477	$1,787	10.8%
Total cost of sales	$4,217	$4,265	$(48)	(1.1)%
Gross profit	$14,047	$12,212	$1,835	15.0%
Gross profit as a percentage of total revenue (gross margin)	76.9%	74.1%
Total operating expenses	$14,026	$13,379	$647	4.8%
Income (loss) from operations	$21	$(1,167)	$1,188	101.8%
Income from operations as a percentage of total revenue (operating margin)	0.1%	(7.1)%
Net income (loss)	$440	$(454)	$894	196.9%
Diluted net income (loss) per common share	$0.02	$(0.02)	$0.04	200.0%
Total employees (period end)	412	393	19	4.8%
Total average employees	409	386	23	6.0%
Total consultants (period end)	92	77	15	19.5%

Total quota-carrying sales persons (period end)	55	46	9	19.6%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$79,785	$82,559	$(2,774)	(3.4)%
Cash flows (used in) provided by operating activities	$(781)	$1,104	$(1,885)	(170.7)%
Total deferred revenue (period end)	$15,257	$15,611	$(354)	(2.3)%

The increase in total revenue in Q2 2006 from Q1 2006 was primarily attributable to an increase of approximately 16.0% in professional services revenue and an increase of approximately 14.5% in new software license revenue. Revenue from professional services provided to United States government customers accounted for the most significant sequential increase in professional services revenue. Sales to service providers accounted for the most significant sequential increase in new software license revenue. We are continuing to pursue our implementation of plans to improve sales training and mentoring programs and grow our direct sales force. These continued efforts are designed to improve sales execution and minimize the disruptions normally associated with change.

Our international revenue increased 11.2% to $3,857 for Q2 2006, from $3,469 for Q1 2006. International revenue comprised 21.1% of total revenue for Q2 2006 and Q1 2006. The increase in international revenue in Q2 2006 from Q1 2006 was primarily attributable to an increase in sales to service providers. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future but fluctuate from period to period. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross margin for Q2 2006 increased to 76.9% from 74.1% for Q1 2006. The increase in our gross margin was primarily due to an increase in new license revenue of $958 for Q2 2006 from Q1 2006. Our increase in gross margin for Q2 2006 was also attributable to an increase in gross margin for professional services, which increased to 33.0% in Q2 2006 from 19.7% in Q1 2006. The increase in gross margin on professional services revenue was primarily due to a decrease in overhead expenses associated with hiring and training new consulting staff.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. Our operating margin increased to 0.1% during Q2 2006 from negative 7.1% during Q1 2006. The improvement in operating margin during Q2 2006 as compared to Q1 2006 was largely the result of an increase in new license revenue of $958 and improved gross margins on professional services, which were partially offset by increases in legal expenses and sales commissions. During fiscal 2006 we expect our operating margin to continue to be adversely impacted by legal expenses, as we expect to incur significant legal expenses during the remainder of fiscal 2006 related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 of our consolidated financial statements for additional information).

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. Despite indications that the overall economy and IT industry are improving, we continue to see cautious capital spending by our current and potential customers. We currently expect future growth opportunities in revenue to come from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates and technical support, which have substantially higher gross margins than the gross margin on professional services revenue.

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. In addition, the Altaworks acquisition we completed in October of 2004 will continue to result in higher research and development expenses. We expect that the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We added nine quota carrying sales persons in Q2 2006 and we plan to add additional quota carrying sales persons during fiscal 2006 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations. During fiscal 2006 as compared to fiscal 2005, we expect expenses associated with Sarbanes-Oxley to significantly decrease, but we expect to incur significant increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 to our consolidated financial statements for additional information).

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 0.1% for Q2 2006 from negative 7.1% for Q1 2006 due primarily to an increase in new license revenue and improved gross margins on professional services, which were partially offset by increased legal expenses and sales commissions. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
New software licenses	41.5%	40.4%	40.9%	44.5%
Software license updates and technical support	32.6	34.9	33.7	31.0
Professional services	25.9	24.7	25.4	24.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	1.0	1.3	1.0	1.2
Software license updates and technical support	3.7	4.1	3.7	3.7
Professional services	17.4	15.9	18.5	15.4
Amortization of acquired technology	1.0	0.9	1.2	0.8

Total cost of revenue	23.1	22.2	24.4	21.1

Gross profit	76.9	77.8	75.6	78.9

Operating expenses:
Research and development	25.6	25.8	26.5	22.8
Sales and marketing	34.3	36.9	35.0	34.5
General and administrative	16.9	11.9	17.4	10.9

Total operating expenses	76.8	74.6	78.9	68.2

Income (loss) from operations	0.1	3.2	(3.3)	10.7
Interest and other income, net	3.4	1.9	3.2	1.5

Income (loss) before provision for income taxes	3.5	5.1	(0.1)	12.2
Provision for income taxes	1.1	1.6	0.0	4.0

Net income (loss)	2.4%	3.5%	(0.1)%	8.2%

The following table sets forth the cost of each component of revenue as a percentage of the related revenue for the periods indicated:
	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Cost of Revenue:
New software licenses	2.4%	3.2%	2.6%	2.7%
Software license updates and technical support	11.3	11.8	11.0	11.8
Professional services	67.0	64.2	73.2	62.7

Revenue

New Software License Revenue. New software license revenue was $7,584 and $5,739 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 32.1%. For the three months ended September 30, 2005, as compared to the same period in fiscal 2005, the increase in license revenue was primarily due to increased sales to service providers, and to a lesser extent, increased sales to United States government customers. New software license revenue was $14,210 and $13,785 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 3.1%. For the six months ended September 30, 2005, as compared to the same period in fiscal 2005, the increase in license revenue was primarily due to increased sales to service providers, which was partially offset by decreased sales to corporate enterprise customers.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $5,951 and $4,963 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 19.9%. Software license updates and technical support revenue was $11,724 and $9,619 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 21.9%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue for the three and six months ended September 30, 2005, as compared to the same period in fiscal 2005, reflect increases in the overall customer-installed base.

Professional Services Revenue.

The components of professional services for the three and six months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Consulting services revenue	$4,446	$3,241	$8,178	$6,812
Training and other	283	271	629	785

Professional services revenue	$4,729	$3,512	$8,807	$7,597

Professional services revenue was $4,729 and $3,512 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 34.7%. Consulting services revenue comprised 94.0% and 92.3% of professional services revenue for the three months ended September 30, 2005 and 2004, respectively. Professional services revenue was $8,807 and $7,597 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 15.9%. Consulting services revenue comprised 92.9% and 89.7% of professional services revenue for the six months ended September 30, 2005 and 2004, respectively. The increase in total professional services revenue for the three and six months ended September 30, 2005 as compared to the same period in the prior fiscal year was primarily due to an increase in services provided to United States government customers.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3,096 and $3,296 of consulting revenue for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3,147. Under the first of four possible contract extensions, the funding under this contract for 2004 was $3,520.

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

International Revenue

Our international revenue was $3,857 and $2,567 for the three months ended September 30, 2005 and 2004, respectively. Our international revenue increased as a percentage of total revenue to 21.1% for the three months ended September 30, 2005 from 18.1% for the same period in fiscal 2005. Our international revenue was $7,327 and $5,311 for the six months ended September 30, 2005 and 2004, respectively. Our international revenue increased as a percentage of total revenue to 21.1% for the six months ended September 30, 2005 from 17.1% for the same period in fiscal 2005. Our international revenue is primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused our efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for the three and six months ended September 30, 2005 and 2004.

Cost of Revenue

Cost of new software license revenue consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates and technical support revenue consists of royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional services revenue consists primarily of personnel-related costs in providing consulting and training to our customers. Gross margins on new software license revenue and software license updates and technical support revenue are substantially higher than gross margin on professional services revenue, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

Cost of New Software License Revenue. Cost of software license revenue was $182 for the three months ended September 30, 2005 and 2004, respectively. Gross margin on software licenses revenue increased to 97.6% for the three months ended September 30, 2005 from 96.8% for the same period in fiscal 2005. Cost of software license revenue was $362 and $376 for the six months ended September 30, 2005 and 2004, respectively. Gross margin on software licenses revenue increased to 97.5% for the six months ended September 30, 2005 from 97.3% for the same period in fiscal 2005. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue was $673 and $586 for the three months ended September 30, 2005 and 2004, respectively. Gross margin on software license updates and technical support revenue increased to 88.7% for the three months ended September 30, 2005 from 88.2% for the same period in fiscal 2005. Cost of software license updates and technical support revenue was $1,293 and $1,137 for the six months ended September 30, 2005 and 2004, respectively. Gross margin on software license updates and technical support revenue increased to 89.0% for the six months ended September 30, 2005 from 88.2% for the same period in fiscal 2005. The cost of software license updates and technical support revenue is primarily impacted by the cost of labor associated with providing technical support. The changes in the cost of software license updates and technical support revenue for the three months ended September 30, 2005 as compared to the same period in fiscal 2005 were not significant.

Cost of Professional Services Revenue. Cost of professional services revenue was $3,170 and $2,255 for the three months ended September 30, 2005 and 2004, respectively. Gross margin on professional services revenue decreased to 33.0% for the three months ended September 30, 2005 from 35.8% for the same period in fiscal 2005. Cost of professional services revenue was $6,444 and $4,761 for the six months ended September 30, 2005 and 2004, respectively. Gross margin on professional services revenue decreased to 26.8% for the six months ended September 30, 2005 from 37.3% for the same period in fiscal 2005. The increases in cost of professional services revenue and the resulting lower gross margin was primarily due to an increase in our consulting staff to meet demand for our services and the time necessary to train and assign new consulting staff to billable projects.

Operating Expenses

Research and Development. Research and development expenses were $4,677 and $3,661 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 27.8%. Research and development expenses were $9,188 and $7,056 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 30.2%. The increases were primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $6,258 and $5,251 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 19.2%. Sales and marketing expenses were $12,176 and $10,701 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 13.8%. The increases for the three and six months ended September 30, 2005 as compared to the same periods in fiscal 2005 were primarily due to increased commission expense related to increased sales and increases in our sales and marketing staff to pursue our business plan.

General and Administrative. General and administrative expenses were $3,091 and $1,687 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 83.2%. General and administrative expenses were $6,041 and $3,390 for the six months ended September 30, 2005 and 2004, respectively, representing an increase of 78.2%. The increase in general and administrative expenses for the three months ended September 30, 2005 as compared to the same period in fiscal 2005 was primarily due to incurring approximately $1,100 in legal expenses related to the lawsuit filed by Compuware Corporation, and to a lesser extent, professional services costs associated with Sarbanes Oxley compliance efforts. The increase in general and administrative expenses for the six months ended September 30, 2005 as compared to the same period in fiscal 2005 was primarily due to incurring approximately $1,440 in legal expenses related to the lawsuit filed by Compuware Corporation, and to a lesser extent, professional services costs associated with Sarbanes Oxley compliance efforts. See Note 8 to our consolidated financial statements for additional information regarding the lawsuit filed by Compuware Corporation.

Interest and Other Income, net. Interest and other income, net, was $614 and $265 for the three months ended September 30, 2005 and 2004, respectively. Interest and other income, net, was $1,127 and $461 for the six months ended September 30, 2005 and 2004, respectively. The increases were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income was primarily the result of an increase in interest rates for the three and six months ended September 30, 2005 as compared to the same periods in fiscal 2005.

Provision for Income Taxes. Our effective tax rates were 30.7% and 31.7% for the three months ended September 30, 2005 and 2004, respectively. Our effective tax rates were 24.1% and 32.8% for the six months ended September 30, 2005 and 2004, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of September 30, 2005, we had cash, cash equivalents and marketable securities totaling $79,785.

Cash used in operating activities was $781 for the six months ended September 30, 2005. Cash provided by operating activities was $3,431 for the six months ended September 30, 2004. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities for the six months ended September 30, 2005 as compared to the same period in fiscal 2005 was primarily attributable to lower net income and a decrease in accounts payable and accrued liabilities.

Net cash provided by investing activities was $23,025 for the six months ended September 30, 2005, and net cash used in investing activities was $3,909 for the six months ended September 30, 2004. Investing activities include the purchase, sale or maturity of marketable securities, expenditures for property and equipment, and acquisitions of businesses and technologies. For the six months ended September 30, 2005, funds were used to purchase marketable securities of $12,727, and to purchase property and equipment of $616. Proceeds from the sale/maturity of investments were $36,368 for the six months ended September 30, 2005. For the six months ended September 30, 2004, funds were used to make advances to Altaworks of $453 in anticipation of the acquisition closing, purchase marketable securities of $29,684, and purchase property and equipment of $569. Proceeds from the sale/maturity of investments were $26,797 for the six months ended September 30, 2004.

Net cash used in financing activities was $807 for the six months ended September 30, 2005 and net cash provided by financing activities was $574 for the six months ended September 30, 2004. We used cash of $1,094 to acquire 135,400 shares of treasury stock during the six months ended September 30, 2005. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

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

The following table summarizes our contractual arrangements at September 30, 2005, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on our consolidated balance sheet as of September 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 - 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$16,665	$3,241	$6,499	$5,939	$986
Long-term Debt Obligations (including interest)	190	36	95	59	—

Total	$16,855	$3,277	$6,594	$5,998	$986

As of September 30, 2005, we have no material capital lease obligations, either individually or in the aggregate.

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

Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006. At this stage, we cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

The Internal Revenue Service, or IRS is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our Q3 fiscal 2005 tax provision reflects the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenue will be material to the financial statements.

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

Our operating results have fluctuated in the past, and are likely to fluctuate significantly in the future. Our financial results may as a consequence fall short of the expectations of public market analysts or investors, which could cause the price of our common stock to decline. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Factors that could affect our operating results include:

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

We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent network management software solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

Our customers are primarily in four target groups and our operating results may be adversely affected by changes in one or more of these groups.

Our software solutions and services are designed to meet the needs of enterprises, United States government agencies, service providers, and network equipment manufacturers, and we market our solutions and services to those four customer groups. Consequently, our financial results depend, in significant part, upon the economic conditions of enterprises, United States government agencies, service providers, and network equipment manufacturers. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these customer groups may decrease our revenue or lower our growth rate.

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

A decline in information technology spending may result in a decrease in our revenue or lower our growth rate.

A decline in the demand for information technology among our current and prospective customers may result in decreased revenue or a lower growth rate for us because our sales depend, in part, on our customers’ budgets for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and force us to lower prices of our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Accordingly, we cannot assure you that we will be able to increase or maintain our revenue.

Our sales to United States government agencies subject us to special risks that could adversely affect our business.

We derive a substantial portion of our revenue from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 46% and 49% of our total revenue for the six months ended September 30, 2005 and 2004, respectively. Government sales entail a variety of risks including:

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

If our newest products, particularly those targeted primarily for enterprises and United States government agencies, do not gain widespread market acceptance, our revenue might not increase and could even decline.

We expect to derive a substantial portion of our revenue in the future from sales to enterprises and United States government agencies of version 11.0 of OPNET IT Guru, which was released in December 2004, and its associated modules including Application Characterization Environment, ACE Decode Module, NetDoctor and Flow Analysis, and OPNET VNE Server, which was released in June 2002. Our business depends on customer acceptance of these products and our revenue may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenue would decline.

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

It is difficult for us to forecast the timing and recognition of revenue from sales of our products because prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the sales process, the customer may decide not to purchase or may reduce proposed orders of our products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

If we do not successfully expand our sales force, we may be unable to increase our sales.

We sell our products primarily through our direct sales force, and we must expand the size of our sales force to increase revenue. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force, or we may be unable to manage a larger sales force.

Our ability to increase our sales will be impaired if we do not expand and manage our indirect distribution channels.

To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors and original equipment manufacturers and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to market and sell our products effectively, or we lose existing distributor relationships, we might not be able to increase our revenue. Our international distributors and original equipment manufacturers and resellers have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably.

We may be unable to operate our business profitably if we fail to manage our growth. Our growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand our operations and increase the number of our full-time employees. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial, and management information systems. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenue may not continue to grow at a sufficient rate to absorb the costs associated with a larger overall employee base.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline.

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced products on a timely basis that respond to these changes, our products could become obsolete, demand for our products could decline and our revenue could fall. Advances in network management technology, software engineering, and simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our products and could render our products unmarketable.

Our future revenue is substantially dependent upon our existing customers continuing to license additional products, renew maintenance agreements and purchase additional services.

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represents a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margins.

We realize lower margins on professional services revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margins will be lower.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenue.

Our future success and our ability to maintain our current level of revenue depends upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our chairman of the board and chief executive officer, and Alain J. Cohen, our president and chief technology officer, could also adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

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

Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenue and could allow the use of our products by users who have not paid the required license fee.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenue. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenue. Our success and ability to compete depend substantially upon the internally developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition and non-disclosure agreements with our employees.

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

The evolution of existing computing environments and the introduction of new popular computing environments may require us to redesign our products or develop new products. Computing environments, including operating system software and hardware platforms, are complex and change rapidly. Our products are designed to operate in currently popular computing environments. Due to the long development and testing periods required to adapt our products to new or modified computing environments, our research and development efforts could be distracted and we could experience significant delays in product releases or shipments, which could result in lost revenue and significant additional expense.

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

At September 30, 2005, we had $59,412 in cash and cash equivalents and $20,373 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2005, a hypothetical 10% increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $262.

A majority of our revenue transactions outside the United States are denominated in local currencies. The operating expenses of our foreign subsidiaries are also denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended September 30, 2005, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

OPNET is involved in various other claims and legal proceedings arising from its normal operations. Management does not consider any of these matters to be material.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

In August 2000, we closed an initial public offering of our common stock. The Registration Statement on Form S-1 (No. 333-32588) was declared effective by the Securities and Exchange Commission on August 1, 2000 and we commenced the offering on that date. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the offering were approximately $54,114.

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	—	—	—	954,600
August 1 – 31, 2005	—	$7.54	40,000	914,600
September 1 - 30, 2005	—	$8.63	50,000	864,600

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of OPNET held on September 13, 2005, OPNET’s nominees for the two Class II Directors for the ensuing three years were elected and the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year was ratified.

With respect to the election of two Class II Directors, the voting was as follows:

Nominees	For	Withheld
Alain J. Cohen	18,542,441	781,553
Steven G. Finn	18,553,840	770,154

With respect to ratification of the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year, the voting was as follows:

For	14,640,504
Against	60,416
Abstain	4,623,073

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/s/ Mel F. Wesley
Date: November 8, 2005	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith