Form 10-Q
period 2005-12-31
OPNET TECHNOLOGIES INC
filed 2006-02-07
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding on February 2, 2006 was 20,085,122.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,423	$38,171
Marketable securities	25,568	44,014
Accounts receivable, net of $180 in allowance for doubtful accounts at December 31, and March 31, 2005, respectively	12,590	13,480
Unbilled accounts receivable	3,534	2,341
Deferred income taxes, prepaid expenses and other current assets	3,172	3,729

Total current assets	102,287	101,735
Property and equipment, net	5,948	6,227
Intangible assets, net	704	1,279
Goodwill	14,639	14,639
Deferred income taxes and other assets	2,070	1,306

Total assets	$125,648	$125,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,453	$828
Accrued liabilities	7,478	6,874
Deferred and accrued income taxes	245	380
Deferred rent	67	—
Deferred revenue	16,115	14,824

Total current liabilities	25,358	22,906
Notes payable	150	150
Deferred rent	1,065	1,107
Deferred revenue	727	1,058

Total liabilities	27,300	25,221

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 26,544 and 26,443 shares issued at December 31 and March 31, 2005, respectively; 20,060 and 20,309 shares outstanding at December 31 and March 31, 2005, respectively	27	26
Additional paid-in capital	80,026	79,421
Deferred compensation	—	(15)
Retained earnings	25,865	24,713
Accumulated other comprehensive loss	(415)	(80)
Treasury stock, at cost – 6,483 and 6,134 shares at December 31 and March 31, 2005, Respectively	(7,155)	(4,100)

Total stockholders’ equity	98,348	99,965

Total liabilities and stockholders’ equity	$125,648	$125,186

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
New software licenses	$8,436	$7,793	$22,646	$21,578
Software license updates and technical support	6,198	4,998	17,922	14,617
Professional services	5,464	3,272	14,271	10,869

Total revenue	20,098	16,063	54,839	47,064

Cost of revenue:
New software licenses	184	202	546	578
Software license updates and technical support	639	597	1,932	1,734
Professional services	3,517	2,367	9,961	7,128
Amortization of acquired technology	192	192	575	460

Total cost of revenue	4,532	3,358	13,014	9,900

Gross profit	15,566	12,705	41,825	37,164

Operating expenses:
Research and development	4,608	3,780	13,796	10,836
Sales and marketing	6,813	5,867	18,989	16,568
General and administrative	3,826	2,475	9,867	5,865

Total operating expenses	15,247	12,122	42,652	33,269

Income (loss) from operations	319	583	(827)	3,895
Interest and other income, net	746	326	1,873	787

Income before provision for income taxes	1,065	909	1,046	4,682
(Benefit) provision for income taxes	(101)	740	(106)	1,979

Net income	$1,166	$169	$1,152	$2,703

Basic net income per common share	$0.06	$0.01	$0.06	$0.13

Diluted net income per common share	$0.06	$0.01	$0.06	$0.13

Basic weighted average common shares outstanding	20,229	20,168	20,345	20,129

Diluted weighted average common shares outstanding	20,523	20,758	20,607	20,626

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,152	$2,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,770	1,640
Deferred income taxes	699	451
Non-cash stock option compensation expense	12	2
Loss on disposition of fixed assets	2	—
Changes in assets and liabilities:
Accounts receivable	(303)	(3,486)
Prepaid expenses and other current assets	(326)	(618)
Other assets	(580)	(240)
Accounts payable	625	(370)
Accrued liabilities	604	(724)
Accrued income taxes	(135)	25
Tax benefit from exercise of stock options	(13)	—
Deferred revenue	960	2,982
Deferred rent	25	107

Net cash provided by operating activities	4,492	2,472

Cash flows from investing activities:
Acquisition of Altaworks	—	(3,431)
Purchase of property and equipment	(918)	(810)
Purchase of investments	(22,922)	(40,759)
Proceeds from sale/maturity of investments	41,412	43,120

Net cash provided by (used in) investing activities	17,572	(1,880)

Cash flows from financing activities:
Acquisition of treasury stock	(3,055)	—
Proceeds from exercise of common stock options	125	487
Proceeds from issuance of common stock under employee stock purchase plan	497	364

Net cash (used in) provided by financing activities	(2,433)	851

Effect of exchange rate changes on cash and cash equivalents	(379)	94

Net increase in cash and cash equivalents	19,252	1,537
Cash and cash equivalents, beginning of period	38,171	41,492

Cash and cash equivalents, end of period	$57,423	$43,029

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., or OPNET is a provider of management software for networks and applications. Our solutions address: application performance management, network configuration management, capacity planning, and network research and development. OPNET differentiates itself from traditional management providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems; and, even more importantly, to proactively prevent problems from occurring. We sell our products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. We market our product suite in North America primarily through a direct sales force, as well as through an original equipment manufacturer agreement with Cisco Systems, Inc. and, to a lesser extent, several resellers and other original equipment manufacturers. Internationally, we conduct research and development through our wholly-controlled subsidiary in Ghent, Belgium and market our products through our wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. OPNET is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include our results and the results of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2005, filed with the SEC. The March 31, 2005 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, our operating results for the three and nine months ended December 31, 2005 may not be indicative of the operating results for the full fiscal year or any other future period.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$1,166	$169	$1,152	$2,703
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	(1)	12	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(432)	(812)	(1,317)	(2,563)

Pro forma net income (loss)	$734	$(644)	$(153)	$142

Basic net income (loss) per common share:
As reported	$0.06	$0.01	$0.06	$0.13
Pro forma	$0.04	$(0.03)	(0.01)	$0.01
Diluted net income (loss) per common share:
As reported	$0.06	$0.01	$0.06	$0.13
Pro forma	$0.04	$(0.03)	(0.01)	$0.01

2. Intangible Assets

Intangible assets consisted of the following:

	At December 31, 2005	At March 31, 2005
	(in thousands)
Acquired technology	$3,372	$3,372
Accumulated amortization	(2,668)	(2,093)

Intangible assets, net	$704	$1,279

Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the three months ended December 31, 2005 and 2004 of $192 and $192, respectively. Acquired technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions resulted in amortization expense for the nine months ended December 31, 2005 and 2004 of $575 and $460, respectively. Amortization expense associated with Anite commenced in Q4 of fiscal 2004, amortization associated with Altaworks commenced in Q3 of fiscal 2005. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. We currently expect amortization expense attributable to these acquisitions of $766 in the fiscal year ending March 31, 2006, $333 in fiscal year ending March 31, 2007, $151 in the fiscal year ending March 31, 2008, and $29 in the fiscal year ending March 31, 2009.

3. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (numerator):
Basic and diluted net income	$1,166	$169	$1,152	$2,703

Shares (denominator):
Weighted average shares outstanding (basic)	20,229	20,168	20,345	20,129
Plus:
Effect of other dilutive securities options	294	590	262	497

Weighted average shares outstanding (diluted)	20,523	20,758	20,607	20,626

Net income per common share:
Basic	$0.06	$0.01	$0.06	$0.13
Diluted	$0.06	$0.01	$0.06	$0.13

4. Stockholders’ Equity

During the three months ended December 31, 2005 and 2004, respectively, we received proceeds of approximately $75 and $93 and issued 14,335 and 30,256 shares of common stock, pursuant to employee exercises of stock options. During the three months ended December 31, 2005 and 2004, respectively, employees purchased 37,777 and 25,500 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds of $258 and $183.

During the nine months ended December 31, 2005 and 2004, respectively, we received proceeds of approximately $125 and $487 and issued 28,293 and 116,899 shares of common stock, pursuant to employee exercises of stock options. During the nine months ended December 31, 2005 and 2004, respectively, employees purchased 72,469 and 41,705 shares of common stock under the OPNET 2000 Employee Stock Purchase Plan, resulting in proceeds of approximately $497 and $364.

5. Business Segment and Geographic Information

We operate in one industry segment, the development and sale of computer software programs and related services. Revenue from transactions with United States government agencies was approximately 44% and 43% of total revenue for the three months ended December 31, 2005 and 2004, respectively. Revenue from transactions with United States government agencies was approximately 46% and 47% of total revenue for the nine months ended December 31, 2005 and 2004, respectively. Substantially all assets were held in the United States at December 31 and March 31, 2005. Revenue by geographic area and as a percentage of total revenue is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(dollars in thousands)
Geographic Area:
United States	$16,056	$12,737	$43,471	$38,421
International	4,042	3,326	11,368	8,643

Total revenue	$20,098	$16,063	$54,839	$47,064

Geographic Area:
United States	79.9%	79.3%	79.3%	81.6%
International	20.1	20.7	20.7	18.4

Total revenue	100.0%	100.0%	100.0%	100.0%

6. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,166	$169	$1,152	$2,703
Foreign currency translation adjustments	(137)	(165)	(379)	(166)
Unrealized gain (loss) on marketable securities	—	9	44	73

Total comprehensive income	$1,029	$13	$817	$2,610

7. Commitments and Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006; however, the parties have asked the court to reschedule the start of the trial to October 20, 2006 or later. The court has not ruled on the request for a later trial date. We cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition. To date, the lawsuit has not been served on Compuware.

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our December 31, 2004 tax return reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenue will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

8. Treasury Stock

On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. We expended $1,961 to purchase 214,438 shares during the three months ended December 31, 2005, at an average price of $9.14. We expended $3,055 to purchase 349,838 shares during the nine months ended December 31, 2005, at an average price of $8.73. As of December 31, 2005, we have repurchased 349,838 shares of common stock under this program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three and nine months ended December 31, 2005 and 2004, respectively, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2005, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and exclude revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for 2 to 4 years (“term licenses”). For the nine months ended December 31, 2005, approximately 98% of software license revenue was generated by the sale of perpetual software licenses. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represents fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In March 2005, we entered into a multi-year worldwide distribution agreement with Cisco Systems. Under the terms of the agreement, Cisco began distributing a broad range of our software products. We will also collaborate with Cisco’s Network Management Technology Group to develop new network management solutions. Cisco began sales of our products in the second half of calendar 2005. We expect to begin generating revenue from the Cisco Systems agreement during the fourth quarter of fiscal year 2006.

In November 2005, we entered into a global sales and marketing agreement with Computer Associates. Under the terms of the agreement, Computer Associates began marketing our systems performance and capacity modeling technologies. Computer Associates began sales of our products in the third quarter of fiscal 2006, and we began generating revenue from the Computer Associates agreement during the third quarter of fiscal 2006.

Acquisition

On October 6, 2004, we completed the acquisition of Altaworks for a total purchase price of $3,431. As a result of the merger, we acquired all the assets and liabilities of Altaworks. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired two commercially available software products that provide advanced correlation and analysis technologies to our product portfolio for end-to-end application performance analysis and, with the addition of Altaworks’ employees, have greater engineering depth and technical expertise.

This acquisition was accounted for as a purchase; consequently, operations of the acquired business will be included in our financial statements prospectively from the date of acquisition.

Summary of Our Financial Performance and Trends That May Affect Our Business and Future Results

During the three months ended December 31, 2005, or Q3 2006, as compared to the three months ended September 30, 2005, or Q2 2006, we generated growth in revenue, gross profit, income from operations and diluted income per common share. During the three months ended December 31, 2005, we generated record revenue across all three revenue categories: new software licenses, software license updates and technical support and professional services, achieved record gross profit and ended the quarter with record deferred revenues of $16,842.

The following table summarizes information on certain key metrics:

	Three Months Ended
	December 31, 2005	September 30, 2005	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$20,098	$18,264	$1,834	10.0%
Total cost of sales	$4,532	$4,217	$315	7.5%
Gross profit	$15,566	$14,047	$1,519	10.8%
Gross profit as a percentage of total revenue (gross margin)	77.5%	76.9%
Total operating expenses	$15,247	$14,026	$1,221	8.7%
Income from operations	$319	$21	$298	1,419.0%
Income from operations as a percentage of total revenue (operating margin)	1.6%	0.1%
Net income	$1,166	$440	$726	165.0%
Diluted net income per common share	$0.06	$0.02	$0.04	200.0%
Total employees (period end)	412	412	—	0.0%
Total average employees	411	409	2	0.5%
Total consultants (period end)	91	92	(1)	(1.1%)

Total quota-carrying sales persons (period end)	58	55	3	5.5%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$82,991	$79,785	$3,206	4.0%
Cash flows provided (used in) by operating activities	$4,492	$(781)	$5,273	675.2%
Total deferred revenue (period end)	$16,842	$15,257	$1,585	10.4%

The increase in total revenue in Q3 2006 from Q2 2006 was primarily attributable to an increase of approximately 15.5% in professional services revenue and an increase of approximately 11.2% in new software license revenue. Revenue from professional services provided to United States government customers accounted for the most significant sequential increase in professional services revenue. Sales to corporate enterprise customers accounted for the most significant sequential increase in new software license revenue. We continue to execute and monitor plans to improve sales training and mentoring programs and grow our direct sales force. These continued efforts are designed to maximize overall sales execution and provide management with feedback necessary to evaluate the effectiveness of such programs.

Our international revenue increased 4.8% to $4,042 for Q3 2006, from $3,857 for Q2 2006. International revenue comprised 20.1% and 21.1% of total revenue for Q3 2006 and Q2 2006, respectively. The increase in international revenue in Q3 2006 from Q2 2006 was primarily attributable to an increase in sales to corporate enterprise customers. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future but fluctuate from period to period. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross margin for Q3 2006 increased to 77.5% from 76.9% for Q2 2006. The increase in our gross margin was primarily due to an increase in new license revenue of $852 for Q3 2006 from Q2 2006.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. Our operating margin increased to 1.6% during Q3 2006 from 0.1% during Q2 2006. The improvement in operating margin during Q3 2006 as compared to Q2 2006 was primarily the result of an increase in new license revenue of $852, which was partially offset by increases in legal expenses and sales commissions. During fiscal 2006 we expect our operating margin to continue to be adversely impacted by legal expenses, as we expect to incur significant legal expenses during the remainder of fiscal 2006 related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 7 of our consolidated financial statements for additional information).

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. Despite indications that the overall economy and IT industry are improving, we continue to see cautious capital spending by our current and potential customers. We currently expect future growth opportunities in revenue to come primarily from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. As a result, we expect our international sales to fluctuate from quarter to quarter both in absolute dollars and as a percentage of total revenue.

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

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expenses in connection with such new hires. In addition, the Altaworks acquisition we completed in October of 2004 will continue to result in higher research and development expenses. We expect that the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add additional quota carrying sales persons during fiscal 2006 and fiscal 2007 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations. During fiscal 2006 as compared to fiscal 2005, we expect expenses associated with Sarbanes-Oxley to significantly decrease, but we expect to incur significant increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 7 to our consolidated financial statements for additional information).

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 1.6% for Q3 2006 from 0.1% for Q2 2006 due primarily to an increase in new license revenue, which was partially offset by increased legal expenses and sales commissions. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
New software licenses	42.0%	48.5%	41.3%	45.8%
Software license updates and technical support	30.8	31.1	32.7	31.1
Professional services	27.2	20.4	26.0	23.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.9	1.3	1.0	1.2
Software license updates and technical support	3.2	3.7	3.5	3.7
Professional services	17.4	14.7	18.2	15.1
Amortization of acquired technology	1.0	1.2	1.0	1.0

Total cost of revenue	22.5	20.9	23.7	21.0

Gross profit	77.5	79.1	76.3	79.0

Operating expenses:
Research and development	23.0	23.6	25.2	23.1
Sales and marketing	33.9	36.5	34.6	35.2
General and administrative	19.0	15.4	18.0	12.4

Total operating expenses	75.9	75.5	77.8	70.7

Income (loss) from operations	1.6	3.6	(1.5)	8.3
Interest and other income, net	3.7	2.1	3.4	1.6

Income before provision for income taxes	5.3	5.7	1.9	9.9
Provision for income taxes	(0.5)	4.6	(0.2)	4.2

Net income	5.8%	1.1%	2.1%	5.7%

The following table sets forth the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Cost of Revenue:
New software licenses	2.2%	2.6%	2.4%	2.7%
Software license updates and technical support	10.3	11.9	10.8	11.9
Professional services	64.4	72.3	69.8	65.6

Revenue

New Software License Revenue. New software license revenue was $8,436 and $7,793 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 8.3%. For the three months ended December 31, 2005, as compared to the same period in fiscal 2005, the increase in license revenue was primarily due to increased sales to service providers, and to a lesser extent, increased sales to corporate enterprise customers. New software license revenue was $22,646 and $21,578 for the nine months ended December 31,

2005 and 2004, respectively, representing an increase of 4.9%. For the nine months ended December 31, 2005, as compared to the same period in fiscal 2005, the increase in license revenue was primarily due to increased sales to service providers.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $6,198 and $4,998 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 24.0%. Software license updates and technical support revenue was $17,922 and $14,617 for the nine months ended December 31, 2005 and 2004, respectively, representing an increase of 22.6%. Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue for the three and nine months ended December 31, 2005, as compared to the same period in fiscal 2005, reflect increases in the overall customer-installed base.

Professional Services Revenue.

The components of professional services for the three and nine months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Consulting services revenue	$5,124	$2,985	$13,302	$9,797
Training and other	340	287	969	1,072

Professional services revenue	$5,464	$3,272	$14,271	$10,869

Professional services revenue was $5,464 and $3,272 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 67.0%. Consulting services revenue comprised 93.8% and 91.2% of professional services revenue for the three months ended December 31, 2005 and 2004, respectively. Professional services revenue was $14,271 and $10,869 for the nine months ended December 31, 2005 and 2004, respectively, representing an increase of 31.3%. Consulting services revenue comprised 93.2% and 90.1% of professional services revenue for the nine months ended December 31, 2005 and 2004, respectively. The increase in total professional services revenue for the three and nine month periods ended December 31, 2005 as compared to the same periods in the prior fiscal year was primarily due to an increase in services provided to United States government customers and to a lesser extent services provided to service providers.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3,096 and $3,296 of consulting revenue for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3,147. Under the first of four possible contract extensions, the funding under this contract for 2004 was $3,520.

In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,604. The option contributed approximately $1,746 of consulting revenue for the nine months ended December 31, 2005 and $657 of consulting revenue for fiscal 2005. The option years for calendar years 2006 and 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding.

International Revenue

Our international revenue was $4,042 and $3,326 for the three months ended December 31, 2005 and 2004, respectively. Our international revenue decreased as a percentage of total revenue to 20.1% for the three months ended December 31, 2005 from 20.7% for the same period in fiscal 2005. Our international revenue was $11,368 and $8,643 for the nine months ended December 31, 2005 and 2004, respectively. Our international revenue increased as a percentage of total revenue to 20.7% for the nine months ended December 31, 2005 from 18.4% for the same period in fiscal 2005. Our international revenue is primarily generated in Europe and Japan. Historically, a significant portion of our international business has come from service providers and network equipment manufacturers. We have focused our efforts on increasing sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for the three and nine months ended December 31, 2005 and 2004.

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

Cost of New Software License Revenue. Cost of software license revenue was $184 and $202 for the three months ended December 31, 2005 and 2004, respectively. Gross margin on software license revenue increased to 97.8% for the three months ended December 31, 2005 from 97.4% for the same period in fiscal 2005. Cost of software license revenue was $546 and $578 for the nine months ended December 31, 2005 and 2004, respectively. Gross margin on software licenses revenue increased to 97.6% for the nine months ended December 31, 2005 from 97.4% for the same period in fiscal 2005. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue was $639 and $597 for the three months ended December 31, 2005 and 2004, respectively. Gross margin on software license updates and technical support revenue increased to 89.7% for the three months ended December 31, 2005 from 88.1% for the same period in fiscal 2005. Cost of software license updates and technical support revenue was $1,932 and $1,734 for the nine months ended December 31, 2005 and 2004, respectively. Gross margin on software license updates and technical support revenue increased to 89.2% for the nine months ended December 31, 2005 from 88.2% for the same period in fiscal 2005. The cost of software license updates and technical support revenue is primarily impacted by the cost of labor associated with providing technical support. The change in the cost of software license updates and technical support revenue for the three months ended December 31, 2005 as compared to the same period in fiscal 2005 was not significant.

Cost of Professional Services Revenue. Cost of professional services revenue was $3,517 and $2,367 for the three months ended December 31, 2005 and 2004, respectively. Gross margin on professional services revenue increased to 35.6% for the three months ended December 31, 2005 from 27.7% for the same period in fiscal 2005. Cost of professional services revenue was $9,961 and $7,128 for the nine months ended December 31, 2005 and 2004, respectively. Gross margin on professional services revenue decreased to 30.2% for the nine months ended December 31, 2005 from 34.5% for the same period in fiscal 2005. The increases in cost of professional services revenue and the resulting lower gross margin was primarily due to an increase in our consulting staff to meet demand for our services and the time necessary to train and assign new consulting staff to billable projects.

Operating Expenses

Research and Development. Research and development expenses were $4,608 and $3,780 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 21.9%. Research and development expenses were $13,796 and $10,836 for the nine months ended December 31, 2005 and 2004, respectively, representing an increase of 27.3%. The increases were primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $6,813 and $5,867 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 16.1%. Sales and marketing expenses were $18,989 and $16,568 for the nine months ended December 31, 2005 and 2004, respectively, representing an increase of 14.6%. The increases for the three and nine months ended December 31, 2005 as compared to the same periods in fiscal 2005 were primarily due to increased commission expense related to increased sales and increases in our sales and marketing staff to pursue our business plan.

General and Administrative. General and administrative expenses were $3,826 and $2,475 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of 54.6%. General and administrative expenses were $9,867 and $5,865 for the nine months ended December 31, 2005 and 2004, respectively, representing an increase of 68.2%. The increase in general and administrative expenses for the three months ended December 31, 2005 as compared to the same period in fiscal 2005 was primarily due to incurring approximately $1,484 in legal expenses related to the lawsuit filed by Compuware Corporation. The increase in general and administrative expenses for the nine months ended December 31, 2005 as compared to the same period in fiscal 2005 was primarily due to incurring approximately $2,924 in legal expenses related to the lawsuit filed by Compuware Corporation, and to a lesser extent, professional services costs associated with Sarbanes Oxley compliance efforts. See Note 7 to our consolidated financial statements for additional information regarding the lawsuit filed by Compuware Corporation.

Interest and Other Income, net. Interest and other income, net, was $746 and $326 for the three months ended December 31, 2005 and 2004, respectively. Interest and other income, net, was $1,873 and $787 for the nine months ended December 31, 2005 and 2004, respectively. The increases were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income was primarily the result of an increase in interest rates for the three and nine months ended December 31, 2005 as compared to the same periods in fiscal 2005.

Provision for Income Taxes. Our effective tax rates were negative 9.5% and positive 81.4% for the three months ended December 31, 2005 and 2004, respectively. Our effective tax rates were negative 10.1% and positive 43% for the nine months ended December 31, 2005 and 2004, respectively. The decrease in the company’s effective tax rates for the three and nine month periods ended December 31, 2005, as compared to the same periods in fiscal 2005, was the result of adjusting previously projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed on the Company’s fiscal 2005 tax return, which was completed and filed during the third quarter of fiscal 2006. The decrease in the effective rate for the three and nine months ended December 31, 2005 was also the result of adjusting similar projections for the current year. The decrease was also the result of an estimated tax deficiency of $350,000 related to an IRS examination of research and development tax credits claimed on our corporate tax returns for fiscal 2002 and 2003 that was accrued in Q3 of fiscal 2005. See “Contingencies” disclosed below for additional information related to the IRS examination. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to us in each period from incremental research expenditures.

We expect our effective tax rate in the near-term to range generally from 28% to 32%; however, future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of increased research tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of December 31, 2005, we had cash, cash equivalents and marketable securities totaling $82,991.

Cash provided by operating activities was $4,492 for the nine months ended December 31, 2005. Cash provided by operating activities was $2,472 for the nine months ended December 31, 2004. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities for the nine months ended December 31, 2005 as compared to the same period in fiscal 2005 was primarily attributable to an increase in accounts payable and accrued liabilities.

Net cash provided by investing activities was $17,572 for the nine months ended December 31, 2005, and net cash used in investing activities was $1,880 for the nine months ended December 31, 2004. Investing activities include the purchase, sale or maturity of marketable securities, expenditures for property and equipment, and acquisitions of businesses and technologies. For the nine months ended December 31, 2005, funds were used to purchase marketable securities of $22,922, and to purchase property and equipment of $918. Proceeds from the sale/maturity of investments were $41,412 for the nine months ended December 31, 2005. For the nine months ended December 31, 2004, funds were used to acquire Altaworks of $3,431, purchase marketable securities of $40,759, and purchase property and equipment of $810. Proceeds from the sale/maturity of investments were $43,120 for the nine months ended December 31, 2004.

Net cash used in financing activities was $2,433 for the nine months ended December 31, 2005 and net cash provided by financing activities was $851 for the nine months ended December 31, 2004. We used cash of $3,055 to acquire 349,838 shares of treasury stock during the nine months ended December 31, 2005. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

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

The following table summarizes our contractual arrangements at December 31, 2005, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on our consolidated balance sheet as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$15,856	$3,240	$6,470	$5,899	$247
Long-term Debt Obligations (including interest)	143	48	95	—	—

Total	$15,999	$3,288	$6,565	$5,899	$247

As of December 31, 2005, we have no material capital lease obligations, either individually or in the aggregate.

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

Contingencies

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006; however, the parties have asked the court to reschedule the start of the trial to October 20, 2006 or later. The court has not ruled on the request for a later trial date. We cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition. To date, the lawsuit has not been served on Compuware.

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal years ended March 31, 2002 and 2003. While the outcome of the IRS examination is not final at this time, we have reached a preliminary agreement with respect to the amount of tax deficiencies asserted that relate to research and development tax credits that we claimed on our tax returns for fiscal years ended March 31, 2002 and 2003. Based on the preliminary agreement we have reached with the IRS regarding the amount of tax deficiencies asserted that relate to research and development tax credits, we estimate that the aggregate amount of the research and development tax credits that will be disallowed on our tax returns for fiscal years ended March 31, 2002 and 2003 will be approximately $350. As a result, our December 31, 2004 tax return reflects the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted that there are tax deficiencies related to the timing of revenue reported on our tax returns for fiscal years ended March 31, 2002 and 2003. The tax deficiencies asserted by the IRS related to timing of revenue are associated with contract milestone billings that the IRS asserts should have been included in taxable income on our tax returns for the fiscal year ended March 31, 2002, but were instead included in taxable income on our tax returns for the fiscal year ended March 31, 2003. We do not believe any tax deficiencies related to the timing of revenue will be material to the financial statements.

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

In January 2003, we were awarded a consulting contract with the Unites States Department of Defense. The funding under this contract for calendar year 2003 was $3,147, and there are four successive option years under the contract that may be exercised by the United States Department of Defense at its discretion. In January 2004, the Unites States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 is $3,520. In January 2005, the United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 is $2,604. Our results of operations could be adversely affected if any of the remaining options are not exercised, or the contract otherwise does not receive additional funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 46% and 47% of our total revenue for the nine months ended December 31, 2005 and 2004, respectively. Government sales entail a variety of risks including:

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

At December 31, 2005, we had $57,423 in cash and cash equivalents and $25,568 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2005, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $830.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended December 31, 2005, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation in the United States District Court for the Eastern District of Michigan alleging patent infringement. Compuware Corporation is seeking injunctive relief and unspecified monetary damages. To date, no injunctive relief has been granted and the court has scheduled the matter for a jury trial beginning on April 11, 2006 however; the parties have asked the court to reschedule the start of the trial to October 20, 2006 or later. The court has not ruled on the request for a later trial date. We cannot predict the outcome of the claims, nor can we reasonably estimate a range of possible loss, if any, that may arise. OPNET believes that it has substantial defenses to the allegations, and OPNET intends to vigorously defend against the litigation.

On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition. To date, the lawsuit has not been served on Compuware.

OPNET is involved in various other claims and legal proceedings arising from its normal operations. Management does not consider any of these matters to be material.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2005	—	—	—	864,600
November 1 – 30, 2005	—	$9.00	131,160	733,440
December 1 – 31, 2005	—	$9.36	83,278	650,162

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes.

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: February 7, 2006	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
2.1	Agreement and Plan of Merger, dated September 3, 2004, by and among OPNET Technologies, Inc., N Company Acquisition Corp. and Altaworks Corporation	Incorporated by reference from exhibit 2.1 to Current Report on Form 8-K dated October 12, 2004.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith