Form 10-K
period 2006-03-31
OPNET TECHNOLOGIES INC
filed 2006-06-14
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, $ .001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2005, as reported on the NASDAQ National Market, was approximately $85,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 1, 2006 was 20,248,714.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2006

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2007.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 13, 2006. We anticipate that subsequent events and developments will cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 13, 2006.

IT Guru®, Netbiz®, Net Doctor®, OPNET®, OPNET Modeler®, SP Guru®, WDM Guru®, OPNET Technologies, Inc.®, OPNETWORK®, VNE Server®, IT Sentinel™, SP Sentinel™, 3DNV™, OPNET Commander™, OPNET Panorama™, and Report Server™ are trademarks or service marks of OPNET. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

The years ended March 31, 2007, 2006, 2005, and 2004 are referred to as “fiscal 2007”, “fiscal 2006”, “fiscal 2005”, and “fiscal 2004”, respectively, in this Annual Report on Form 10-K.

We are a Delaware corporation, our principal executive office is located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-7900 and our telephone number is (240) 497-3000. Our web site address is www.opnet.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our web site address is included in this Annual Report on Form 10-K as an inactive textual reference only.

PART I

ITEM 1. BUSINESS OVERVIEW

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our solutions address application performance management, network configuration management, capacity planning and design, and network research and development. OPNET differentiates itself from traditional management software providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems and, even more importantly, to proactively prevent problems from occurring.

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

We market focused software solutions for each of our target markets. Since inception, we have sold our products to:

•	enterprises such as Blue Cross Blue Shield, Chevron, Citigroup, Heinz, IBM Global Services, Target and Texas Utilities;

•	service providers such as British Telecom, Intelsat, NTT, Telus, T-Mobile and Verizon;

•	network equipment manufacturers such as Cisco Systems, Ericsson, Hewlett-Packard, Intel Corporation, and Nokia; and

•	government agencies such as the FBI, NASA, NATO, United States Department of Defense, United States Department of Homeland Security, and United States Department of State.

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

Enterprises and service providers must now manage the convergence of voice, data, and video traffic over traditional, wireless, and optical architectures by integrating numerous existing and emerging technologies. The complexity is exacerbated by the current corporate regulatory environment, which requires improved management processes and documentation. As a result of these factors, businesses and government entities are forced to confront significant challenges related to the cost, risk, and performance of IT.

IT infrastructures are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. The geographic distribution of users relative to IT services shifts due to the consolidation of organizations and infrastructures. Traffic levels exhibit steady growth, necessitating constant evaluation of and improvements to the network-underlying infrastructure in order to maintain business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for IT professionals to identify the true root cause of end-to-end performance problems when they occur. The data required to diagnose end-to-end problems is often not available, and when it is, significant expertise is required to perform analysis commonly using manual techniques that are time consuming, and sometimes impractical. When an end-user experiences performance problems with an important business application, the challenge facing a typical IT manager is to determine: whether there is enough bandwidth available; whether the database server has enough capacity; whether network routing protocols are tuned properly; whether protocols on the client and server are likewise tuned properly; and whether the application was designed and implemented efficiently, with end-user performance in mind.

Without a clear understanding of the source of problems and the specific changes required to solve them, IT managers resort to uninformed decision-making that often results in wasteful spending on unnecessary and ineffective server and network upgrades. IT professionals need solutions that enable them to focus their time and resources in the right places when problems occur in distributed enterprise applications, and to maximize the use of existing infrastructure. Further, since modifications to infrastructure have the potential to cause service level degradation or even network failures there is a growing need to plan and implement network changes in a controlled manner, taking into account the potential consequences of each action.

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

Market Opportunity for OPNET Solutions

Organizations need network and application management solutions that possess the analytics required to overcome the limitations of traditional tools for rapidly resolving complex problems, and proactively preventing problems from occurring. OPNET solutions are focused on these areas. They have an operational understanding of networks, applications, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require these solutions to:

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk.

The value proposition from OPNET solutions applies to a broad range of customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers Internet Service Providers, or ISPs; and Managed Service Providers, or MSPs; and

•	network equipment manufacturers.

Enterprises require analytics for more effectively identifying the root causes of end-to-end application performance problems, ensuring the successful deployment of new applications, auditing device configurations, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate OPNET’s technology.

Service providers require analytics for optimizing their investments in network infrastructure, more effectively troubleshooting network issues, ensuring network configuration integrity and security, planning for services based on new technologies including wireless and optical, and making better use of network resources to increase competitiveness.

Network equipment manufacturers require advanced modeling and simulation solutions for accelerating network research and development, reducing time-to-market for new technologies, developing custom network design and analysis software, and for reducing sales cycles for sophisticated technology products.

OPNET Solutions and Products

OPNET software solutions directly address the application and network management needs of enterprises, government and defense agencies, service providers, and network equipment manufacturers. Our software solutions use a variety of advanced technologies to support the analysis of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols, such as TCP/IP, IP-QoS, Voice over IP, DWDM, UMTS, Virtual Local Area Networks, or VLANs, Frame Relay, MPLS, data over cable, and ATM. We sell both off-the-shelf and customized products that offer interfaces to third party network management solutions, including those from AlterPoint, BMC, Cisco Systems, Computer Associates, EMC Smarts, Fluke Networks, HP, InfoVista, Micromuse, NetScout, and others. Most OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following sections summarize the OPNET product portfolio:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•	IT Guru was first introduced in August 1998. IT Guru is a platform product, which is sold with OPNET modules to provide solutions in the following areas: application performance analysis, network configuration analysis, and predictive capacity planning with network, application, server, and mainframe models.

•	IT Sentinel was first introduced in August 2004. IT Sentinel is an automated solution that provides continuous network configuration integrity and security auditing.

•	OPNET Panorama was first introduced in December 2004 following OPNET’s acquisition of the Altaworks Corporation. Panorama provides real-time system analytics for application performance management. With Panorama focusing on advanced application analysis from the server perspective, and IT Guru’s network perspective, we believe that we are well positioned to address the complex issues that our clients will face as they migrate to web services architectures.

•	OPNET Commander was first introduced in December 2004 following OPNET’s acquisition of the Altaworks Corporation. Commander provides active application response time monitoring for web-based applications.

•	VNE Server was first introduced in June 2002. VNE Server, or Virtual Network Environment Server automatically maintains a detailed, near real time data model of the production IT network. VNE Server includes a suite of adapters that obtain topology, traffic, and other information from network devices as well as a broad range of third party data sources. VNE Server automates the data collection process for other OPNET products, including IT Guru and SP Guru. VNE Server capabilities are included in IT Sentinel and SP Sentinel.

•	Report Server was first introduced in May 2004. Report Server provides easy publishing and secure archiving of reports generated by OPNET products. Report Server capabilities are included in IT Sentinel and SP Sentinel.

Primary Target Market: Network Service Providers (both Commercial and Government/Defense)

•	SP Guru was first introduced in June 2001. SP Guru is a superset of the IT Guru product, and contains analytics that are valuable to service providers for troubleshooting, validating, planning, and designing networks. SP Guru includes modeling and analysis technologies for IP, MPLS, and ATM networks, and when combined with WDM Guru, provides a single environment for network-level and optical transport-level analysis.

•	WDM Guru was first introduced in December 2001. WDM Guru is an optical network-planning product for designing resilient, cost-efficient optical networks. WDM Guru is also sold to network equipment manufacturers.

•	SP Sentinel was first introduced in August 2004. SP Sentinel is an automated solution that provides continuous network configuration integrity and security auditing for service providers.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•	OPNET Modeler was OPNET’s first product, introduced in 1987. OPNET Modeler is a network modeling and simulation solution. It enables users to evaluate how networking equipment, communications technologies, systems, and protocols will perform under simulated network conditions.

•	OPNET Development Kit is a superset of OPNET Modeler that provides a development environment, enabling customization of other OPNET products, and development of custom software applications.

Primary Target Market: Defense

•	Network Common Operating Picture, or NETCOP is a solution that combines OPNET software technologies with OPNET customization services to provide real-time visualization and status information for multi-vendor, multi-technology networks. For defense organizations, NETCOP simplifies and improves situational awareness for warfighters. It leverages and merges data from already-deployed event/performance/configuration management tools, and adds analytics automation, and visualization capabilities. The first NETCOP implementation was announced in September 2003. NETCOP is also sold to commercial enterprise and service provider customers.

OPNET Modules

We develop and sell a variety of software modules that provide enhanced functionality to our application and network management software products. Currently available OPNET modules include:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•	Application Characterization Environment, or ACE provides end-to-end application analysis for operational troubleshooting and deployment planning;

•	ACE Decode provides comprehensive protocol/application decodes for the ACE module;

•	ACE Advanced Console enhances transaction capture for diagnosing intermittent performance problems;

•	Automation enables automated, unattended execution of IT Guru and SP Guru workflows;

•	Distributed Agent Controller provides an integrated workflow for the ACE module with third party active monitoring tools;

•	Flow Analysis predicts and provides visualization of network routing of traffic flows for capacity and resiliency analysis;

•	Mainframe Modeling provides capacity planning capabilities for mainframe systems, using discrete event simulation;

•	Multi-Vendor Import is a lightweight network data import engine for network planning and analysis;

•	NetDoctor is a network configuration analysis engine for routing, security, policy, and change management;

•	Server Modeling provides capacity planning capabilities for server systems, using discrete event simulation;

•	System Performance Module for BMC Performance Assurance enables the direct import of server process data from BMC PATROL Performance Assurance into OPNET server models;

•	System Performance Module for HP OpenView enables the direct import of application and process data from HP OpenView Performance Manager into OPNET server models.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•	3D Network Visualizer, or 3DNV provides 3D visualization of communications for discrete event simulations;

•	High-Level Architecture enables the building and execution of distributed simulations using the HLA standard;

•	Terrain Modeling provides advanced modeling of environmental effects on wireless communications for discrete event simulations;

•	TIREM computes accurate propagation loss due to terrain effects within wireless network simulations, using the de facto United States government standard algorithm;

•	Wireless models and simulates wireless network communications and mobility;

•	Specialized discrete event model libraries for simulating Circuit Switch, DOCSIS, IPv6, MPLS, PNNI, UMTS, and WiMAX network technologies.

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

For fiscal 2006, fiscal 2005, and fiscal 2004 we generated 21.7%, 19.1%, and 20.5% respectively, of our total revenue from customers located outside the United States. As of March 31, 2006, greater than 99% of our property and equipment were held inside the United States. As of March 31, 2006, all of our intangible assets were held inside the United States. Note 14 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

For fiscal 2006, fiscal 2005 and fiscal 2004, revenue from transactions with United States government agencies was approximately 43%, 47%, and 44% of our total revenue, respectively. We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Government sales are subject to a variety of risks including adequate appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions, and decline in government spending.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3,096 and $3,296 of consulting revenue for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3,147. Under the first of four possible contract extensions, the funding under this contract for 2004 was $3,520.

In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively. Funding under this award may be increased or decreased during the calendar year.

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $596 of consulting revenue for fiscal 2006. The option year for calendar year 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

Sales and Marketing

We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEM and value-added resellers. To date, OEMs have not accounted for a material portion of our revenue. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2006, our sales and marketing teams consisted of 128 employees, including 62 quota-carrying salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; and Santa Clara, California; and our overseas subsidiaries in Paris, France; Slough, United Kingdom; and Frankfurt, Germany. We intend to expand our sales and marketing organization by recruiting additional qualified individuals.

Our international sales activities are also supported by our 24 distributors that resell our products in Argentina, Australia, China, Finland, France, Germany, Greece, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Poland, Singapore, South Africa, South Korea, Sweden, Taiwan, Turkey, and Venezuela. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop alliances, brand awareness, and leads for sales. Our external marketing activities are aimed at existing customers, new customer and partner prospects, the media, and industry analysts. These include:

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

For each of the last nine years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2005, held in August 2005 in Washington, DC, approximately 650 hours of classes, labs, and panels led by OPNET employees and outside experts. Approximately 1,800 IT and engineering professionals representing 32 countries, participated in the conference. OPNETWORK 2006 is scheduled to be held in Washington, DC in August 2006.

Service and Support

Our service and support offerings include:

•	consulting services;

•	software maintenance, which includes providing unspecified software updates on a when-and-if-available basis for major and minor revisions;

•	technical support by telephone, e-mail, or fax; and

•	training, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients to facilitate the adoption of our software solutions and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2006, our consulting staff consisted of 96 employees.

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

We have a core team of 12 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. This staffing approach ensures that customers have access to the best available product expertise, while simultaneously providing product developers with direct customer feedback, which in turn helps us improve our products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2006, our full time training staff consisted of 4 employees.

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

Our total expenses for research and development for fiscal 2006, 2005, and 2004 were $18,643, $15,455, and $13,040, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2006, our research and development staff consisted of 150 engineers and technical professionals.

Our research and development efforts are directed at increasing our revenue by expanding the scope of our solutions to address additional customer requirements. Our existing customers provide a meaningful source of information, which we use in order to guide our future product development. In addition, we invest in research and analysis of trends in our industry and our product markets, and we expect that our future products will reflect the results of these analyses.

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

We currently hold registered trademarks in the United States for OPNET, IT Guru, Netbiz, OPNET Modeler, NetDoctor, SP Guru, VNE Server, and WDM Guru. We have pending applications in the United States for the trademark registrations of IT Sentinel, SP Sentinel, 3DNV, OPNET Panorama, and OPNET Commander. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between February 2008 and May 2013. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark for OPNET in Japan, France, the Peoples Republic of China, and Taiwan that will expire at various times between January 2009 and October 2012.

In addition, we have five patents granted by the Patent and Trademark Office of the United States for technology related to the OPNET product suite that will expire in 2017, 2021, 2022 (two), and 2023. We also received the “Notice of Allowance” on a sixth patent in fiscal 2005 and expect it to be issued early in fiscal 2007. In addition, we have forty-six pending United States patent applications that if granted would expire approximately twenty years from the filing date of the applications. Of these, thirty-one are provisional patent applications that have been filed with United States Patent and Trademark Office and for which we expect to pursue non-provisional applications within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan alleging patent infringement and seeking injunctive relief and unspecified monetary damages. On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, we signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms OPNET believes are favorable to it. Specifically, no material amounts were exchanged by the parties and the settlement agreement does not entail a royalty or licensing agreement between the parties.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 1, 2006, are as follows:

Name	Age	Position
Marc A. Cohen	42	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	39	President, Chief Technology Officer and Director
Mel F. Wesley	34	Vice President and Chief Financial Officer
Steven G. Finn, PhD (1)(2)(3)	60	Director
Ronald W. Kaiser (1)(3)	52	Director
William F. Stasior (1)(2)(3)	65	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Mel F. Wesley has served as our Vice President and Chief Financial Officer since July 2005. Mr. Wesley served as our Acting Chief Financial Officer from December 2004 to July 2005 and our Corporate Controller from June to December 2004. From August 2003 to June 2004, Mr. Wesley served as Corporate Controller for SteelCloud, Inc., a publicly traded corporation that provides design, development and manufacturing of network appliances and infrastructure server products. From October 2000 to August 2003, Mr. Wesley served as an Assistant Controller for Learning Tree International, Inc., a publicly traded corporation that provides training to information technology professionals and managers. From December 1999 to October 2000, Mr. Wesley served as Financial Accounting Manager of Learning Tree.

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

Employees

As of March 31, 2006, we had 433 full-time employees, 406 of whom were located in the United States. These included 128 in sales and marketing, 112 in professional services and support, 150 in engineering, research, and development, and 43 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Availability of SEC Reports

Our web site address is www.opnet.com. We make available free of charge on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. The information on our web site is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our web site address is included in this Annual Report as an inactive textual reference only.

We file our reports with the SEC electronically via the SEC’s Electronic Data Gathering, Analysis and Retrieval system, or EDGAR. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC via EDGAR. The address of this website is www.sec.gov.

Any reports, statements or other information that we file with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Copies of these documents can be requested upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1 (800) SEC-0330 for further information on the operation of the Public Reference Room.

Code of Business Conduct and Ethics

On May 4, 2004 we adopted a code of business conduct and ethics for all directors, officers, and employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Business Conduct and Ethics is available on our website at www.opnet.com. Suspected violations of this Code may be reported on a confidential or anonymous basis by telephone, facsimile, or by e-mail to our General Counsel and to the Chairman of the Audit Committee of the Board of Directors. We intend to disclose any amendment to, and any waiver from, any provision of this Code that applies to any director, the Chief Executive Officer, Chief Financial Officer, or any other executive officer and that relates to any element of this Code enumerated in Item 406(b) of Regulation S-K, on Form 8-K.

ITEM 1A. RISK FACTORS

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

We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we probably will not be able to respond quickly enough to reduce our operating expenses. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent network management software solutions is in the early stages of development. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

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

In January 2003, we were awarded a consulting contract with the United States Department of Defense. The funding under this contract for calendar year 2003 was $3,070, and there are four successive option years under the contract that may be exercised by the United States Department of Defense in its discretion. In January 2004, the United States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 was $3,509. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. Our results of operations could be adversely affected if any of the remaining options are not exercised, the contract otherwise does not receive additional funding, or has a reduction in funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 43%, 47%, and 44% of our total revenue for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Government sales entail a variety of risks including:

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

We expect to derive a substantial portion of our revenue in the future from sales to enterprises and United States government agencies of version 11.5 of IT Guru, which was released in October 2005, and its associated modules including Application Characterization Environment, ACE Decode Module, ACE Advanced Console, NetDoctor, Planning and Design, and Flow Analysis, and VNE Server 3.5, which was released in October 2005. Our business depends on customer acceptance of these products and our revenue may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenue would decline.

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

Our future revenue is substantially dependent upon our existing customers continuing to license additional products, renew maintenance agreements, and purchase additional services.

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and purchase of additional software licenses, which represents a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margins.

We realize lower margins on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margins will be lower.

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

Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	cause us to delay or cease product shipments; or

•	require us to enter into royalty or licensing agreements.

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

The Securities and Exchange Commission, American Institute of Certified Public Accountants and various other authoritative accounting bodies continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material. On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan alleging patent infringement and seeking injunctive relief and unspecified monetary damages. On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, we signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms OPNET believes are favorable to it. Specifically, no material amounts were exchanged by the parties and the settlement agreement does not entail a royalty or licensing agreement between the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock began trading on the NASDAQ National Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the high and low sale prices of our common stock as reported by the NASDAQ National Market.

	Quarterly Common Stock-Price for the Year Ended March 31,
	2006		2005
Quarter ended	High	Low	High	Low
June 30	$8.87	$7.24	$16.91	$12.44
September 30	8.91	7.06	13.40	7.03
December 31	9.77	8.00	10.62	6.97
March 31	10.72	8.53	9.48	6.94

Number of Stockholders of Record

As of June 1, 2006, we had approximately 88 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c) (1)
Equity compensation plans approved by security holders	3,233,537	$10.37	2,516,216	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	3,233,537	$10.37	2,516,216

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2006, all of the remaining 2,268,945 shares under the Company’s Amended and Restated 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)	Includes 217,271 shares issuable under the Company’s 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2006. Also includes 2,268,945 shares issuable under the 2000 Plan. Under the 2000 Plan, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to 3% of the shares of Common Stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,000,000 shares, or a lessor amount determined by the Board of Directors, or the Board. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2006.

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

Stock Repurchase Plan

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	—	—	—	650,162
February 1 – 28, 2006	60,000	$9.50	60,000	590,162
March 1 – 31, 2006	—	—	—	590,162

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2006, 2005, and 2004, and the balance sheet data as of March 31, 2006 and 2005, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2004, 2003 and 2002 and the statement of operations data for the years ended March 31, 2003 and 2002 are derived from our consolidated financial statements that are not included in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
New software license revenue	$31,976	$29,507	$28,164	$22,187	$24,435
Software license updates and technical support	24,226	19,805	15,152	12,667	10,384
Professional services	19,913	14,931	13,137	11,573	9,743

Total revenue	76,115	64,243	56,453	46,427	44,562

Cost of revenue:
New software licenses	657	778	831	829	453
Software license updates and technical support	2,637	2,348	1,730	1,710	1,767
Professional services	13,705	10,154	7,510	4,637	4,102
Amortization of acquired technology	832	651	509	504	434

Total cost of revenue	17,831	13,931	10,580	7,680	6,756

Gross profit	58,284	50,312	45,873	38,747	37,806

Operating expenses:
Research and development	18,643	15,455	13,040	12,909	12,339
Sales and marketing	26,300	22,803	19,446	18,245	16,866
General and administrative	13,375	9,742	5,717	4,897	4,655

Total operating expenses	58,318	48,000	38,203	36,051	33,860

Income (loss) from operations	(34)	2,312	7,670	2,696	3,946
Interest and other income, net	2,680	1,384	594	879	1,740

Income before provision for income taxes	2,646	3,696	8,264	3,575	5,686
Provision for income taxes	509	1,644	2,506	832	1,307

Net income	$2,137	$2,052	$5,758	$2,743	$4,379

Basic net income per common share	$0.10	$0.10	$0.29	$0.14	$0.23

Diluted net income per common share	$0.10	$0.10	$0.28	$0.14	$0.22

Basic weighted average shares outstanding	20,374	20,158	19,697	19,273	18,953
Diluted weighted average shares outstanding	20,604	20,624	20,650	19,974	20,014

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$85,861	$82,185	$81,493	$70,251	$62,240
Total assets	127,347	125,186	116,682	100,641	95,317
Long-term debt	103	150	300	300	150
Total stockholders’ equity	99,398	99,965	96,371	86,388	82,656

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use our software either perpetually (“perpetual licenses”) or during a defined term, generally for two to four years (“term licenses”). For fiscal 2006, perpetual licenses represented approximately 97% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In March 2005, we entered into a multi-year worldwide distribution agreement with Cisco Systems. Under the terms of the agreement, Cisco is distributing a broad range of our software products. We will also collaborate with Cisco’s Network Management Technology Group to develop new network management solutions. Cisco began sales of our products in the second half of calendar 2005, and we started recording revenue from the Cisco Systems agreement during the fourth quarter of fiscal 2006.

In November 2005, we entered into a global sales and marketing agreement with Computer Associates. Under the terms of the agreement, Computer Associates began marketing our systems performance and capacity modeling technologies. Computer Associates began sales of our products in the third quarter of fiscal 2006, and we started recording revenue from the Computer Associates agreement during the third quarter of fiscal 2006.

Summary of Our Fiscal 2006 Financial Performance

During fiscal 2006, we increased revenue, gross profit, cash, cash equivalents and marketable securities, and deferred revenue. We believe that revenue growth during fiscal 2006 was attributable to executing on our business plan and to an improving economy.

The following table summarizes information on certain key metrics.

	Fiscal 2006	Fiscal 2005	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$76,115	$64,243	$11,872	18.5%
Total cost of sales	$17,831	$13,931	$3,900	28.0%
Gross profit	$58,284	$50,312	$7,972	15.8%
Gross profit as a percentage of total revenue (gross margin)	76.6%	78.3%
Total operating expenses	$58,318	$48,000	$10,318	21.5%
Income (loss) from operations	$(34)	$2,312	$(2,346)	(101.5)%
Income from operations as a percentage of total revenue (operating margin)	0.0%	3.6%
Net income	$2,137	$2,052	$85	4.1%
Diluted net income per common share	$0.10	$.10	$—	0.0%
Total employees (period end)	433	376	57	15.2%
Total average employees	427	343	84	24.5%
Total consultants (period end)	96	74	22	29.7%
Total quota-carrying sales persons (period end)	62	49	13	26.5%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$85,861	$82,185	$3,676	4.5%
Cash flows from operating activities	$8,705	$4,689	$4,016	85.6%
Total deferred revenue (period end)	$16,579	$15,882	$697	4.4%

We achieved growth in all revenue categories during fiscal 2006. The growth in total revenue was generated primarily by growth in sales of our products and services to corporate enterprises, and to a lesser extent, sales of our products and services to service providers and the United States government. While total revenue generated from sales of products and services to the United States government increased in absolute dollars by $3,224 during fiscal 2006, the percentage of revenue from transactions with the United States government decreased to 43.5% of total revenue for fiscal 2006 from 46.5% of total revenue for fiscal 2005. United States government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, and protocols. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our solutions are scalable and address large, complex military systems and networks (i.e., mobile networks) with a variety of operationally proven, advanced predictive performance techniques. This enables the Department of Defense to use our software and services to achieve important transformational objectives such as network centricity and improved battle space awareness.

Our international revenue increased 34.8% to $16,541 million, or 21.7% of total revenue, for fiscal 2006. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. International revenue in fiscal 2006 benefited from a more experienced direct sales force and our increased focus on corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2006. During fiscal 2006, sales to corporate enterprises and service providers accounted for the majority of our international revenue. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2006, gross profit increased 15.8% to $58,284. Although our gross profit increased in absolute dollars in fiscal 2006, it declined as a percentage of total revenue, decreasing from 78.3% in fiscal 2005 to 76.6% in fiscal 2006. This decline as a percentage of total revenue was expected and was attributable to our implementation of strategies designed to expand our consulting business, which yields a lower gross margin than revenue from new software licenses and software license updates and technical support.

As a software company, we believe that our business model has the potential to generate operating margins of 20% or more. Our operating margin decreased to 0.0% during fiscal 2006 from 3.6% during fiscal 2005. The decrease in operating margin during fiscal 2006 as compared to fiscal 2005 was largely the result of increased legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 of our consolidated financial statements for additional information). The increase in legal expenses was partially offset by decreases in expenses associated with Sarbanes-Oxley compliance efforts. During fiscal 2007, we do not expect expenses associated with the lawsuit filed by Compuware Corporation to have a significant impact on operating margins, since the company signed a confidential settlement agreement with Compuware Corporation on April 10, 2006.

Trends That May Affect Our Business and Future Results

While we are cautiously optimistic that economic conditions will continue to improve and result in a stronger environment for IT spending, an economic downturn or adverse change in the regulatory environment or business prospects for our customers may decrease our revenue or lower our growth rate. The demand for our products and services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the challenging economy in which these businesses operate, which we expect to continue, at least in the near term. Consequently, our revenue growth and financial results depend, in significant part, upon the economic health of corporate enterprises and United States government agencies and the general environment for IT spending.

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. Despite indications that the overall economy and IT industry are improving, we continue to see cautious capital spending by our current and potential customers. We currently expect any future growth in revenue to come from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipments manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. We expect overall international revenue growth in fiscal 2007; however, we expect to continue experiencing quarterly fluctuations of international revenue.

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates and technical support, which have substantially higher gross margins than the gross margin on professional service revenue.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We made significant personnel investments in research and development during fiscal 2006. We expect that the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota carrying sales persons during fiscal 2007 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expenses. Our general and administrative expenses increased 37.3% from fiscal 2005 to fiscal 2006 due primarily to legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 to our consolidated financial statements for additional information). The increase in legal expenses was partially offset by decreases in expenses associated with Sarbanes-Oxley compliance efforts. During fiscal 2007, we do not expect legal expenses related to the lawsuit filed by Compuware Corporation to have a significant impact on general and administrative expenses, since the company signed a confidential settlement agreement with Compuware Corporation on April 10, 2006.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to 0.0% for fiscal 2006 from 3.6% for fiscal 2005 due primarily to a significant increase in our legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 8 of our consolidated financial statements for additional information). The increase in legal expenses was partially offset by decreases in expenses associated with Sarbanes-Oxley compliance efforts. During fiscal 2007, we do not expect legal expenses related to the lawsuit filed by Compuware Corporation to have a significant impact on operating margins, since the company signed a confidential settlement agreement with Compuware Corporation on April 10, 2006. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

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

This acquisition was accounted for as a purchase; consequently, operations of the acquired business were included in our financial statements prospectively from the date of acquisition.

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

Revenue Recognition. We derive revenue from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or ‘SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates and technical support revenue. Our new software license revenue consists of perpetual and term license sales of software products. New software license revenue is recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract (software license agreement), which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred. Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenue is recognized as cash is collected.

In instances when any of the four criteria are not met, we defer recognition of software license revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP 81-1. We estimate the percentage-of-completion, under SOP 81-1, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenue and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements, and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or if we expect to incur a loss on the project.

Software license updates and technical support revenue represents fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are entered into in connection with the initial software license purchase. License updates and technical support may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support. Revenue from license updates and technical support is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or VSOE). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training, VSOE is based upon the rates charged for these services when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreements for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

Professional services revenue consists of fees from consulting services and training and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional service revenue based upon the VSOE of fair value of the professional services, respectively.

We sell new software licenses, license updates and technical support agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide license updates and technical support agreements directly to distributors and the distributors provide support to the end customer. Revenue from sales to distributors is recorded at the amounts charged and in the same manner as all other new software license, license updates and technical support sales. Amounts received in advance of revenue recognition are classified as deferred revenue.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates will also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2006, accounts receivable totaled $15,381, net of an allowance for doubtful accounts of $140.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Our intangible assets consist of acquired technology related to our acquisitions of NetMaker in March 2001, WDM NetDesign in January 2002, a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology related to the WebLoad/FT technology we purchased from RadView Software, Ltd. in December 2005. They are stated at the lower of unamortized cost or net realizable value and amortized on a straight-line basis over their expected useful lives of five years except for intangible assets acquired from the Altaworks acquisition and software purchased from RadView Software, Ltd., which are amortized on a straight-line basis over three years. We use the projected discounted cash flow method in valuing our acquired technology related to acquisitions, using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the amount of cash paid to value purchased technology. While we believe the assumptions used to value our acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2006, intangible assets totaled $4,165, net of accumulated amortization of $2,925. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter or earlier to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. As of March 31, 2006, we had goodwill of $14,639. No impairment losses have been recorded to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2006, 2005 and 2004.

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

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenue:
New software licenses	42.0%	45.9%	49.9%
Software license updates and technical support	31.8	30.8	26.8
Professional services	26.2	23.3	23.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.9	1.2	1.5
Software license updates and technical support	3.4	3.7	3.0
Professional services	18.0	15.8	13.3
Amortization of acquired technology	1.1	1.0	0.9

Total cost of revenue	23.4	21.7	18.7

Gross profit	76.6	78.3	81.3

Operating expenses:
Research and development	24.6	24.1	23.2
Sales and marketing	34.5	35.5	34.4
General and administrative	17.5	15.1	10.1

Total operating expenses	76.6	74.7	67.7

Income from operations	0.0	3.6	13.6
Interest and other income, net	3.5	2.2	1.0

Income before provision for income taxes	3.5	5.8	14.6
Provision for income taxes	0.7	2.6	4.4

Net income	2.8%	3.2%	10.2%

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cost of new software license revenue	2.1%	2.6%	3.0%
Cost of software license updates and technical support	10.9	11.9	11.4
Cost of professional service revenue	68.8	68.0	57.2

Revenue

New Software License Revenue. New software license revenue was $31,976, $29,507, and $28,164, in fiscal 2006, 2005, and 2004, respectively, representing an increase of 8.4% in fiscal 2006 from fiscal 2005 and an increase of 4.8% in fiscal 2005 from fiscal 2004. For fiscal 2006, the increase in license revenue was primarily due to higher sales volumes to service providers and corporate enterprises of the platform products VNE Server, IT Sentinel, SP Sentinel, Netcop, and Panorama and modules such as ACE Advanced Console, Commander Console and Planning and Design, Netcop, ACE Advanced Planning Module, 802.16 Specialized Model, Commander, SITLM and Planning and Design modules became available in fiscal 2006. Royalties pertaining to a distribution agreement with Cisco Systems also contributed to the increase in fiscal 2006 license revenue as compared to fiscal 2005. The increase in license revenue for fiscal 2005 as compared to fiscal 2004 was primarily due to higher sales volumes to corporate enterprises and United States government customers of the platform products OPNET IT Guru, OPNET SP Guru, IT Sentinel, SP Sentinel and 3DNVM and modules such as Flow Analysis, NetDoctor, and Wireless. IT Sentinel, SP Sentinel and 3DNVM became available in fiscal 2005.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $24,226, $19,805, and $15,152 in fiscal 2006, 2005, and 2004, respectively, representing increases of 22.3% in fiscal 2006 from fiscal 2005 and 30.7% in fiscal 2005 from fiscal 2004. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue in fiscal 2006 and fiscal 2005 reflects increases in the overall customer installed base as compared to the prior year.

Professional Service Revenue. The components of professional services for fiscal 2006, fiscal 2005, and fiscal 2004 were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands)
Consulting services	$18,639	$13,477	$11,502
Training and other income	1,274	1,454	1,635

Professional services revenue	$19,913	$14,931	$13,137

Professional service revenue was $19,913, $14,931, and $13,137 in fiscal 2006, 2005 and 2004, respectively, representing increases of 33.4% in fiscal 2006 from fiscal 2005 and of 13.7% in fiscal 2005 from fiscal 2004. Consulting services revenue comprises 93.6%, 90.3%, and 87.6% of professional service revenue for fiscal 2006, 2005, and 2004, respectively. The increases in professional service revenue were primarily due to growing demand for our consulting services by United States government agencies. Revenue from consulting services provided to United States government agencies were $13,868, $10,349, and $8,509, respectively, representing increases of 34.0% in fiscal 2006 from fiscal 2005 and 21.6% in fiscal 2005 from fiscal 2004.

In January 2003, we were awarded a consulting contract with the United States Department of Defense that contributed approximately $3,096 and $3,296 of consulting revenue for fiscal 2004 and fiscal 2003, respectively. The funding under this contract for calendar year 2003 was $3,147. Under the first of four possible contract extensions, the funding under this contract for 2004 was $3,520.

In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively. Funding under this award may be increased or decreased during the calendar year.

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $596 of consulting revenue for fiscal 2006. The option year for calendar year 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue. Our international revenue increased 34.8% to $16,541, or 21.7% of total revenue and from $12,268, or 19.1% of total revenue, for fiscal 2006 and 2005, respectively. Our international revenue increased 5.8% during fiscal 2005 from $11,596, or 20.5% of total revenue, for fiscal 2004. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international sales to corporate enterprises. International revenue from corporate enterprises comprised the largest percentage of international revenue for fiscal 2006. During fiscal 2006, 2005, and 2004, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

Cost of new software license revenue consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates and technical support revenue consists of royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional service revenue consists primarily of personnel-related costs in providing consulting and training to our customers. Gross margins on new software license revenue and software license updates and technical support revenue are substantially higher than gross margin on professional service revenue, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

Cost of New Software License Revenue. Cost of software license revenue was $657, $778, and $831 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Gross margin on software licenses revenue was 98.0%, 97.4%, and 97.1% for fiscal 2006, 2005 and 2004, respectively. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin. The increase in gross margin in fiscal 2006 and fiscal 2005 was primarily the result of proportionately fewer license sales requiring royalty payments.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue was $2,637, $2,348, and $1,730 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Gross margin on software license updates and technical support revenue was 89.1%, 88.1%, and 88.6% for fiscal 2006, 2005 and 2004, respectively. The cost of software license updates and technical support revenue is primarily impacted by the cost of labor associated with providing technical support, and to a lesser extent, royalty payments required for certain license update sales. Gross margins increased in fiscal 2006 from fiscal 2005 due to a decrease in the proportion of license updates sold that require royalty payments. Gross margins decreased in fiscal 2005 from fiscal 2004 due to higher royalty payments related to sales of software updates and increases in headcount necessary to support our increasing customer base.

Cost of Professional Service Revenue. Cost of professional service revenue was $13,705, $10,154, and $7,510 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Gross margin on professional service revenue decreased to 31.2% for fiscal 2006 from 32.0% for fiscal 2005. Gross margin on professional service revenue decreased to 32.0% for fiscal 2005 from 42.8% for fiscal 2004. The increase in cost of professional services and the resulting lower gross margins for fiscal 2006 and fiscal 2005 were primarily due to an increase in our consulting staff to meet demand for our services and the costs necessary to recruit, train and assign new consulting staff to billable projects. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the costs necessary to recruit and train new consulting staff and the profitability of individual consulting engagements.

Operating Expenses

Research and Development. Research and development expenses were $18,643, $15,455, and $13,040 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively, representing increases of 20.6% in fiscal 2006 from fiscal 2005 and 18.5% in fiscal 2005 from fiscal 2004. The increase in fiscal 2006 from fiscal 2005 was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. The increase in fiscal 2005 from fiscal 2004 was primarily due to higher personnel costs as a result of the Altaworks acquisition and increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $26,300, $22,803, and $19,446 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. The 15.3% increase in fiscal 2006 from fiscal 2005 was primarily due to increased commission expense related to increased sales and increases in our sales and marketing staff to pursue our business plan. The 17.3% increase in fiscal 2005 from fiscal 2004 was primarily due to higher personnel costs as a result of increased staffing levels, and to a lesser extent, increased commissions and travel costs associated with pursuing our business plan.

General and Administrative. General and administrative expenses were $13,375, $9,742, and $5,717 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. The 37.3% increase in fiscal 2006 from fiscal 2005 was primarily due to incurring $3,851 in legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004, which was partially offset by a decrease in professional services costs associated with Sarbanes Oxley compliance efforts. See Note 8 to our consolidated financial statements for additional information regarding the lawsuit filed by Compuware Corporation. The 70.4% increase in fiscal 2005 from fiscal 2004 was primarily due to increase professional services costs associated with Sarbanes-Oxley compliance efforts and increased staffing levels necessary to pursue our business plan.

Other Income (Expense). Other income, net was $2,646, $1,384, and $594 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The increases in fiscal 2006 and fiscal 2005 were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities together with an increase in interest rates.

Provision for Income Taxes. Our effective tax rates were 19%, 44%, and 30% for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The decrease in our effective tax rate in fiscal 2006 from fiscal 2005 was primarily the result of adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2005 tax return. The increase in our effective tax rate in fiscal 2005 from fiscal 2004 was primarily due to recording a tax adjustment of $350 related to an IRS examination of research and development tax credits claimed on our corporate tax returns for fiscal 2002 and 2003. See Note 8 to our consolidated financial statements for additional information related to the IRS examination.

The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures.

Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the Company’s eligible amount of research and development tax credits, foreign tax credits and other items.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of March 31, 2006, we had cash, cash equivalents, and marketable securities totaling $85,861.

Cash provided by operating activities was $8,705, $4,689, and $9,521 for fiscal 2006, 2005 and 2004, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2006 from fiscal 2005 was primarily attributable to an increase in the collections of accounts receivable. The decrease in cash provided by operating activities in fiscal 2005 from fiscal 2004 was primarily attributable to lower net income due to increased general and administrative expenses related to professional services costs associated with Sarbanes-Oxley compliance efforts and increased staffing levels necessary to pursue our business plan.

Net cash provided by investing activities was $22,663 for fiscal 2006. Net cash used in investing activities was $9,058 and $41,178 for fiscal 2005 and 2004, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business and technology acquisitions. For fiscal 2006, funds were used to purchase marketable securities of $31,940, purchase property and equipment of $1,456 and purchase intangible assets of $793. Proceeds from the sale/maturity of investments were $56,852 for fiscal 2006. For fiscal 2005, funds were used to purchase marketable securities of $58,523, and to purchase property and equipment of $1,528. Proceeds from the sale/maturity of investments were $54,424 for fiscal 2005. For fiscal 2006, 2005 and 2004, a majority of our capital expenditures were for information technology and software purchases.

Cash used in financing activities was $2,514 in fiscal 2006. Cash provided by financing activities was $1,039 and $2,938 for fiscal 2005 and 2004, respectively. We used $3,625 to acquire 409,838 shares of treasury stock during fiscal 2006. Cash provided by financing activities reflects the proceeds received from the exercise of stock options of $613 and proceeds from the sale of common stock under our 2000 Employee Stock Purchase Plan of $498.

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

The following table summarizes our contractual arrangements at March 31, 2006, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on our consolidated balance sheet as of March 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
(dollars in thousands)
Facilities Operating Lease Obligations	$15,046	$3,245	$6,449	$5,352	$—
Long-term Debt Obligations (including interest)	190	59	95	36	—

Total	$15,236	$3,304	$6,544	$5,388	$—

In May 2006, we entered into operating lease amendments for additional space within existing facilities that will increase our operating lease obligations in aggregate by $245. See Notes 8 and 9 to our consolidated financial statements for additional information related to our facilities operating leases and long-term debt obligations. As of March 31, 2006, we have no material capital lease obligations, either individually or in the aggregate.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,400 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. We were in compliance with all affirmative and negative covenants as of March 31, 2006. Effective June 10, 2005, the credit facility was reduced to $2,400 from $10,000 and is due to expire on June 30, 2006. As of March 31, 2006, we had no borrowings under the available credit facility. As of March 31, 2006, we had no available borrowings under the credit facility due to the irrevocable letter of credit for approximately $2,400, which we used to satisfy the security deposit requirements for our corporate office lease. We plan to renew the credit facility in fiscal 2007.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments and non-vested shares (restricted stock) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. SFAS No. 123R is effective for us on April 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R. In October 2005, the Board approved the acceleration of vesting of all unvested options that had an exercise price of $11.75 or greater and are held by current employees, including executive officers. Despite these accelerations, management believes the adoption of SFAS No. 123R will have a material impact on our results of operations. The pro forma information in Note 1 to our consolidated financial statements presents the compensation charges under SFAS

No. 123. Management is currently in the process of estimating the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations and financial position. Management does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated statement of cash flows except for the presentation of tax benefits for stock option exercise on the cash flows from operating and financing activities.

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

At March 31, 2006, we had $66,710 in cash and cash equivalents and $19,151 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2006, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $858,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2006. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OPNET Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and our report dated June 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
June 13, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference. The information in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements. The following financial statements of OPNET Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

(b) Exhibits. The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2006.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 13th day of June 2006.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Alain J. Cohen	President, Chief Technology Officer and Director

/s/ MEL F. WESLEY Mel F. Wesley	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN, PHD Steven G. Finn, PhD	Director

Ronald W. Kaiser	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 13, 2006

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,710	$38,171
Marketable securities	19,151	44,014
Accounts receivable, net of $140 and $180 in allowance for doubtful accounts at March 31, 2006 and 2005, respectively	12,765	13,480
Unbilled accounts receivable	2,616	2,341
Deferred income taxes, prepaid expenses and other current assets	2,339	3,729

Total current assets	103,581	101,735

Property and equipment, net	6,088	6,227
Intangible assets, net	1,240	1,279
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,799	1,306

Total assets	$127,347	$125,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$828
Accrued liabilities	8,539	6,874
Deferred and accrued income taxes	527	380
Current portion of notes payable	47	—
Deferred rent	89	—
Deferred revenue	15,800	14,824

Total current liabilities	26,021	22,906

Note payable	103	150
Deferred rent	1,033	1,107
Deferred revenue	779	1,058
Deferred income tax	13	—

Total liabilities	27,949	25,221

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—par value $0.001; 100,000 shares authorized; 26,738 and 26,443 shares issued at March 31, 2006 and 2005, respectively; 20,194 and 20,309 shares outstanding at March 31, 2006 and 2005, respectively	27	26
Additional paid-in capital	80,984	79,421
Deferred compensation	(393)	(15)
Retained earnings	26,850	24,713
Accumulated other comprehensive loss	(345)	(80)
Treasury stock—6,543 and 6,134 shares at March 31, 2006 and 2005, respectively, at cost	(7,725)	(4,100)

Total stockholders’ equity	99,398	99,965

Total liabilities and stockholders’ equity	$127,347	$125,186

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2006	2005	2004
Revenues:
New software licenses	$31,976	$29,507	$28,164
Software license updates and technical support	24,226	19,805	15,152
Professional services	19,913	14,931	13,137

Total revenues	76,115	64,243	56,453

Cost of revenues:
New software licenses	657	778	831
Software license updates and technical support	2,637	2,348	1,730
Professional services	13,705	10,154	7,510
Amortization of acquired technology	832	651	509

Total cost of revenues	17,831	13,931	10,580

Gross profit	58,284	50,312	45,873

Operating expenses:
Research and development	18,643	15,455	13,040
Sales and marketing	26,300	22,803	19,446
General and administrative	13,375	9,742	5,717

Total operating expenses	58,318	48,000	38,203

Income (loss) from operations	(34)	2,312	7,670
Interest and other income, net	2,680	1,384	594

Income before provision for income taxes	2,646	3,696	8,264
Provision for income taxes	509	1,644	2,506

Net income	$2,137	$2,052	$5,758

Basic net income per common share	$0.10	$0.10	$0.29

Diluted net income per common share	$0.10	$0.10	$0.28

Basic weighted average common shares outstanding	20,374	20,158	19,697

Diluted weighted average common shares outstanding	20,604	20,624	20,650

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount
					Shares	Amount
Balance, March 31, 2003	25,522	19,388	$26	$73,600	6,134	$(4,100)	$(59)	$16,903	$18	$86,388
Net income								5,758		5,758
Foreign currency translation									(40)	(40)
Unrealized gain on marketable securities									19	19

Total comprehensive income										5,737

Issuance of common stock:
Exercise of options	625	625		2,625						2,625
Employee stock purchase plan	37	37		315						315
Tax benefit from exercise of stock options				1,135						1,135
Deferred compensation				133			(133)			—
Amortization of deferred compensation							171			171

Balance, March 31, 2004	26,184	20,050	26	77,808	6,134	(4,100)	(21)	22,661	(3)	96,371
Net income								2,052		2,052
Foreign currency translation									9	9
Unrealized (loss) on marketable securities									(86)	(86)

Total comprehensive income										1,975

Issuance of common stock:
Exercise of options	217	217		714						714
Employee stock purchase plan	42	42		364						364
Tax benefit from exercise of stock options				529						529
Deferred compensation				6			(6)			—
Amortization of deferred compensation							12			12

Balance, March 31, 2005	26,443	20,309	26	79,421	6,134	(4,100)	(15)	24,713	(80)	99,965
Net income								2,137		2,137
Foreign currency translation									(315)	(315)
Unrealized gain on marketable securities									50	50

Total comprehensive income										1,872

Issuance of common stock:										—
Exercise of options	179	179		612						612
Employee stock purchase plan	73	73	1	497						498
Tax benefit from exercise of stock options				49						49
Restricted stock issuance	43	43		408						408
Purchase of treasury shares		(59)			409	(3,625)				(3,625)
Deferred compensation				(3)			(405)			(408)
Amortization of deferred compensation							27			27

Balance, March 31, 2006	26,738	20,545	$27	$80,984	6,543	$(7,725)	$(393)	$26,850	$(345)	$99,398

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,137	$2,052	$5,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,422	2,323	2,087
Loss on disposition of fixed assets	5	50	30
Provision for losses on accounts receivable	27	(111)	61
Deferred income taxes	(727)	708	192
Non-cash stock option and restricted stock compensation expense	27	12	172
Receipt of government grant	—	(110)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	413	(3,107)	(5,311)
Prepaid expenses and other current assets	1,484	407	(493)
Other assets	(34)	50	(69)
Accounts payable	191	(106)	719
Accrued liabilities	1,665	1,772	1,462
Accrued income taxes	334	(2,000)	(98)
Tax benefit from exercise of stock options	49	529	1,135
Deferred revenue	697	2,107	3,514
Deferred rent	15	113	362

Net cash provided by operating activities	8,705	4,689	9,521

Cash flows from investing activities:
Acquisition of Altaworks	—	(3,431)	—
Purchase of property and equipment	(1,456)	(1,528)	(1,013)
Purchase of investments	(31,940)	(58,523)	(67,546)
Proceeds from sale/maturity of investments	56,852	54,424	27,564
Acquired technology	(793)	—	(183)

Net cash provided by (used in) investing activities	22,663	(9,058)	(41,178)

Cash flows from financing activities:
Acquisition of treasury stock	(3,625)	—	—
Payment of note payable	—	(40)	—
Proceeds from exercise of common stock options	613	715	2,626
Issuance of common stock under employee stock purchase plan	498	364	312

Net cash (used in) provided by financing activities	(2,514)	1,039	2,938

Effect of exchange rate changes on cash and cash equivalents	(315)	9	(40)

Net (decrease) increase in cash and cash equivalents	28,539	(3,321)	(28,759)
Cash and cash equivalents, beginning of period	38,171	41,492	70,251

Cash and cash equivalents, end of period	$66,710	$38,171	$41,492

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

Reclassifications. Certain fiscal 2005 and fiscal 2004 amounts have been reclassified to conform to the fiscal 2006 presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates, judgments and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, research and development tax credit, software development costs and loss contingencies, such as litigation, claims and assessments.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Supplemental Cash Flow Information.

	Year ended March 31,
	2006	2005	2004
Cash paid during the fiscal year for:
Income taxes	$53	$2,504	$1,432
Interest	31	42	57

Non-cash financing and investing activities:
Unrealized (loss)/gain on marketable securities	19	(67)	19
Restricted stock issued	408	—	—

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

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and note payable approximates their respective carrying amounts.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2006, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. Intangible assets consist of purchased technology and acquired technology related to our acquisitions. Intangible assets are originally recorded at cost and amortized on a straight-line basis over their expected useful lives of three to five years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, intangible assets are reviewed whenever any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There has been no impairment as of March 31, 2006.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Goodwill. In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually during our fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. We performed our annual impairment test of goodwill as of March 31, 2006 and concluded that there was no goodwill impairment.

Valuation of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2006.

Revenue Recognition. We derive revenue from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates and technical support revenue. Our new software license revenue consists of perpetual and term license sales of software products. New software license revenue is recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written contract (software license agreement), which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers (collectively referred to as “resellers”) are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•	Delivery has occurred. Physical delivery of our software products to end users or resellers (collectively referred to as “customers”) is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

•	The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from “net 30 days” to “net 90 days” and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenue is recognized as cash is collected.

In instances when any of the four criteria are not met, we defer recognition of software license revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP 81-1. We estimate the percentage-of-completion, under SOP 81-1, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenue and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or if we expect to incur a loss on the project.

Software license updates and technical support revenue represents fees associated with the sale of periodic unspecified product updates (“license updates”) and technical support under our maintenance agreements. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are entered into in connection with the initial software license purchase. License updates and technical support may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support. Revenue from license updates and technical support is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically includes new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or VSOE). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training, VSOE is based upon the rates

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

charged for these services when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreements for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

Professional services revenue consists of fees from consulting services and training and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional service revenue based upon the VSOE of fair value of the professional services, respectively.

We sell new software licenses, license updates and technical support agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide license updates and technical support agreements directly to distributors and the distributors provide support to the end customer. Revenue from sales to distributors is recorded at the amounts charged and in the same manner as all other new software license, license updates and technical support sales. Amounts received in advance of revenue recognition are classified as deferred revenue.

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

Foreign Currency Transactions. Revenue denominated in foreign currencies is translated at the average exchange rates during the period. Gains or losses on foreign exchange transactions are reported in the consolidated statements of operations.

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

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: i) we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products, ii) we have not received any request to defend any customers from infringement claims arising from the use of our software products, and iii) we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. However, we reasonably believe these indemnification provisions will not have a material adverse effect on our operating performance or financial condition. As of March 31, 2006, we have not recorded any liabilities related to these indemnifications.

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

Stock-Based Compensation. We account for stock-based compensation given to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognize compensation expense for fixed stock option grants when the exercise price is less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” permits the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for all periods.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The following table illustrates the effect on net income and related net income per share for fiscal 2006, 2005 and 2004, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123, as amended:

	2006	2005	2004
Net income	$2,137	$2,052	$5,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	12	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,728)	(3,377)	(4,044)

Pro forma net (loss) income	$424	$(1,313)	$1,739

Basic net income (loss) per common share:
As reported	$0.10	$0.10	$0.29
Pro forma	$0.02	$(.07)	$0.09
Diluted net income (loss) per common share:
As reported	$0.10	$0.10	$0.28
Pro forma	$0.02	$(.07)	$0.08

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

No. 123R requires all share-based payments and non-vested shares (restricted stock) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. SFAS No. 123R is effective for us on April 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R. In October 2005, the Board approved the acceleration of vesting of all unvested options that had an exercise price of $11.75 or greater and are held by current employees, including executive officers. Despite these accelerations, management believes the adoption of SFAS No. 123R will have a material impact on our results of operations. The pro forma information in Note 1 to our consolidated financial statements presents the compensation charges under SFAS No. 123. Management is currently in the process of estimating the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations and financial position. Management does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated statement of cash flows except for the presentation of tax benefits for stock option exercise on the cash flows from operating and financing activities.

2. Marketable Securities

Marketable securities as of March 31, 2006 and 2005, consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	March 31, 2006
Corporate bonds and notes	$6,747	$2	$(10)	$6,739
United States government agencies	12,423	—	(11)	12,412

Marketable securities	$19,170	$2	$(21)	$19,151

	March 31, 2005
Corporate bonds and notes	$20,447	$—	$(26)	$20,421
United States government agencies	23,634	1	(42)	23,593

Marketable securities	$44,081	$1	$(68)	$44,014

Our marketable securities have maturity dates of less than one year.

3. Intangible Assets

Intangible assets consisted of the following:

	2006	2005
Acquired and purchased technology	$4,165	$3,372
Accumulated amortization	(2,925)	(2,093)

Intangible assets, net	$1,240	$1,279

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Acquired and purchased technology relating to the NetMaker, WDM NetDesign, Anite and Altaworks acquisitions and the purchased technology from RadView Software, Ltd. resulted in amortization expense for the fiscal 2006, 2005, and 2004 of $832, $651, and $509, respectively. Amortization expense associated with Anite commenced in Q4 of fiscal 2004, amortization expense associated with Altaworks commenced in Q3 of fiscal 2005 and amortization expense associated with purchased technology from RadView Software, Ltd. commenced in Q4 of fiscal 2006. Amortization expense from acquired technology and purchased technology is included in cost of revenue in the consolidated statements of operations. We amortize the intangible assets on a straight-line basis over their expected useful lives of three to five years. We currently expect amortization expense attributable to these acquisitions and purchases of $597 in fiscal 2007, $415 in fiscal 2008, and $228 in fiscal 2009.

4. Goodwill

In October of 2004, we recorded goodwill of $3,606 in connection with the acquisition of Altaworks Corporation. As part of our fiscal year end analysis of the purchase price allocation for Altaworks in the fourth quarter of fiscal 2005, we adjusted goodwill to $2,427 to reflect a deferred tax asset related primarily to Altaworks’ federal net operating loss carryforwards in the amount of $1,179. Additionally, we recorded goodwill in the aggregate amount of $12,212 in connection with the acquisitions of NetMaker in March 2001 and WDM NetDesign in January 2002. There were no changes in the total carrying amount of goodwill related to the NetMaker or WDM NetDesign acquisitions for the years ended March 31, 2006 and 2005, respectively.

The changes in the carrying amount of goodwill for fiscal 2005 are as follows:

2005
Beginning balance, March 31, 2004	$12,212
Altaworks acquisition	3,606
Deferred tax asset related to Altaworks’ federal net operating loss carryforward	(1,179)

Ending balance, March 31, 2005	$14,639

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2006 and 2005:

	2006	2005
Computer equipment	$6,824	$6,632
Leasehold improvements	4,328	4,171
Purchased software	1,664	1,962
Office furniture and equipment	1,443	1,689

Total	14,259	14,454
Less: accumulated depreciation	(8,171)	(8,227)

Property and equipment, net	$6,088	$6,227

Depreciation expense for fiscal 2006, 2005, and 2004 was $1,590, $1,672, and $1,578, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

6. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2006 and 2005:

	2006	2005
Accrued compensation and bonuses	$4,271	$3,180
Accrued accounting and tax services	1,064	1,552
Accrued legal services	889	244
Other	2,315	1,898

Total	$8,539	$6,874

7. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
Current provision:
Federal	$397	$493	$1,811
State	98	129	464
Foreign	289	270	39

Total current provision	784	892	2,314

Deferred provision (benefit):
Federal	(297)	635	345
State	(27)	59	59
Foreign	49	58	(212)

Total deferred provision (benefit)	(275)	752	192

Total provision for income taxes	$509	$1,644	$2,506

At March 31, 2006 and 2005, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

	2006	2005
Deferred tax assets:
Accrued expenses	$605	$410
Deferred revenue	238	342
In-process research and development	198	217
Deferred rent	397	424
Research and development tax credit carryforward	1,471	1,349
Accelerated book amortization of acquired technology	490	397
Bad debt reserve	54	69
Federal net operating loss carryforward	13,103	13,171
Foreign net operating loss carryforward	118	154
Other temporary differences	49	—

Gross deferred tax assets	16,723	16,533

Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	3,434	3,244

Deferred tax liabilities:
Accelerated depreciation	(74)	(547)
Tax amortization of goodwill	(1,400)	(1,120)
Tax liabilities related to acquisitions	(158)	(270)
Tax accounting for unbilled accounts receivable	(130)	(362)

Total deferred tax liabilities	(1,762)	(2,299)

Net deferred tax asset	$1,672	$945

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

SFAS No. 109 “Accounting for Income Taxes”, or SFAS No. 109 requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, we have established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. We believe that it is more likely than not that the remaining net deferred tax asset of $1,672 will be realized based upon our history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

The provision for income taxes for fiscal 2006, 2005 and 2004 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2006	2005	2004
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	5.8	2.7	4.0
Tax credits	(31.5)	(7.1)	(8.4)
Nondeductible items	2.4	1.4	0.6
Foreign tax expense	8.8	7.3	—
Other	1.0	1.4	—
Changes to estimates	(0.6)	6.4	—
Foreign tax rate differential	(0.6)	(2.5)	0.1

Effective tax rate	19.3%	43.6%	30.3%

The decrease in our effective tax rate in fiscal 2006 is primarily the result of the benefit of projected research and development credits in the current year, adjusting projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2005 tax return and foreign tax expense.

At March 31, 2006, we had a United States federal research and development tax credit carryforward of approximately $1,471, and net operating loss carryforwards of approximately $38,539, which will expire in the years 2019 through 2024. The decrease in our effective tax rate in fiscal 2006 is primarily the result of the benefit of projected research and development tax credits in the current year, a change in estimates of projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2005 tax return and foreign tax expense. At March 31, 2006, our German subsidiary had a foreign net operating loss carryforward of approximately $309. Under the tax legislation of Germany, net operating losses have no expiration date.

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

At March 31, 2006, we had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $1,170 which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

8. Commitments and Contingencies

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 60,000 square feet of office space held under a lease that expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires us to maintain a security deposit of approximately $2,400 in the form of a bank letter of credit, as discussed in Note 9, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, we lease office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal 2006, 2005, and 2004 was $3,437, $3,347, and $3,229, respectively. In May 2006, we entered into operating lease amendments for additional space within existing facilities that will increase our operating lease obligations in aggregate by $245. At March 31, 2006, future minimum lease payments required under non-cancelable leases were as follows:

Year ending March 31,
2007	$3,245
2008	3,292
2009	3,157
2010	2,887
2011	2,465
Thereafter	—

Total minimum lease payments	$15,046

On September 27, 2004, OPNET received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan alleging patent infringement and seeking injunctive relief and unspecified monetary damages. On February 6, 2006, OPNET filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of OPNET’s trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, we signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms OPNET believes are favorable to it. Specifically, no material amounts were exchanged by the parties and the settlement agreement does not entail a royalty or licensing agreement between the parties.

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of our returns is not final at this time, we have reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we are reducing the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on our fiscal year 2003 tax return, should have been included in taxable income on our tax return for the fiscal 2002. We do not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

9. Credit Agreements and Notes Payable

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,440 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. We were in compliance with all affirmative and negative covenants as of March 31, 2006. Effective June 10, 2005, the credit facility was reduced to $2,440 from $10,000 and is due to expire on June 30, 2006. As of March 31, 2006, we had no borrowings under the credit facility. As of March 31, 2006, we had no available borrowings under the credit facility due to the irrevocable letter of credit for approximately $2,440, which we used to satisfy the security deposit requirements for our corporate office lease.

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

In November 2002, we received proceeds from a $150 loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund. The loan is subject to multiple maturity dates and has a 4.83% annual interest rate. As of March 31, 2006, under the terms of the loan, which included certain conditions regarding the hiring of full time employees, the company was obligated to repay the loan principal together with accrued interest. The principal amount together with accrued interest was paid in full on May 12, 2006.

10. Employee Benefit Plan

Effective August 1, 1993, we established a 401(k) retirement plan, or the Plan covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. We make matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by us are 100% vested immediately. In general, our matching and discretionary contributions vest ratably over a five-year period. Our expense under this Plan for fiscal 2006, 2005 and 2004 was $890, $689, and $582, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

11. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Net Income (Numerator):
Basic and diluted net income	$2,137	$2,052	$5,758

Shares (Denominator):
Weighted average shares outstanding (basic)	20,374	20,158	19,697
Plus:
Effect of other dilutive securities—options, restricted stock	230	466	953

Weighted average shares outstanding (diluted)	20,604	20,624	20,650

Net income per common share:
Basic	$0.10	$0.10	$0.29
Diluted	$0.10	$0.10	$0.28

We had options for the purchase of 2,367, 2,434 and 715 common shares that were excluded from the diluted average shares outstanding for the fiscal 2006, 2005, and 2004 respectively, because their effect was anti-dilutive.

12. Equity Based Compensation Plans

Stock Option Plans. Our Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options to purchase up to 5,540 shares of OPNET common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board, not to exceed an annual increase of 1,000 shares. The Board voted not to increase the number of shares for issuance on the first trading day of calendar year 2006. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant.

Our 1993 Incentive Stock Option Plan, or 1993 Plan, provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to our Directors, who are not our employees, for up to a total of 225 shares of our common stock.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

A summary of option transactions is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, April 1, 2003	3,983	$7.71
Granted	364	12.20
Exercised	(625)	4.20
Canceled	(123)	9.98

Outstanding, March 31, 2004	3,599	9.76
Granted	357	9.07
Exercised	(217)	3.29
Canceled	(166)	9.46

Outstanding, March 31, 2005	3,573	10.10
Granted	30	8.61
Exercised	(179)	3.41
Canceled	(190)	11.59

Outstanding, March 31, 2006	3,233	$10.37

Exercisable, March 31, 2006	2,772	$10.78

At March 31, 2006, options outstanding and exercisable were as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Life Remaining	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 – 4.00	33	3.5 years	$3.55	34	$3.55
5.31 – 6.71	747	6.3 years	5.83	584	5.82
7.29 – 9.66	430	7.7 years	8.70	139	8.35
10.37 – 12.16	1,358	5.6 years	11.20	1,351	11.20
13.00 – 19.50	665	4.9 years	15.18	665	15.18

	3,233			2,772

The weighted average fair value at date of grant for options granted during fiscal 2006, 2005 and 2004 was $4.31, $5.94, and $8.18 per share, respectively. The weighted average assumptions are as follows:

	2006	2005	2004
Risk-free interest rate	4.01%	3.38%	3.24%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years
Volatility factor	61%	91%	98%

At various dates during the year ended March 31, 2000, we granted a total of 260 options to employees with exercise prices below the estimated fair market value at the dates of grant. The weighted average exercise price of these options was $2.57. We recorded compensation expense relating to those options of $24 for fiscal 2004.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

During fiscal 2003, we granted options to purchase 35 shares of our common stock to members of our advisory board. As a result, we initially recorded $82 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—1.54%, expected dividend yield—0.0%, expected life—2 years, and volatility—79%. During the year ended March 31, 2004, we marked-to-market the estimated fair value of the options during their vesting period and recorded $74 of additional deferred compensation. We amortized $109 and $47 of this deferred compensation to expense for fiscal 2004 and 2003, respectively.

During fiscal 2004, we granted options to purchase 10 shares of our common stock to members of our advisory board. As a result, we initially recorded $74 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—1.84%, expected dividend yield—0.0%, expected life—2 years, and volatility—68%. We marked-to-market the estimated fair value of the options during their vesting period and recorded reductions in deferred compensation of $17 and $15 during the years ended March 31, 2005 and 2004, respectively. We amortized $4 and $38 of this deferred compensation to expense for fiscal 2005 and 2004, respectively.

During fiscal 2005, we granted options to purchase 8 shares of our common stock to members of our advisory board. As a result, we initially recorded $24 of deferred compensation representing the estimated fair value of the options. The assumptions used to determine the fair value of the options granted were as follows: risk free interest rate—3.38%, expected dividend yield—0.0%, expected life—2 years, and volatility—58%. We amortized $16 and $8 of this deferred compensation to expense for fiscal 2006 and 2005, respectively.

Restricted Stock Grants. In addition to the stock option grants included in the table above, 43 shares of restricted stock were awarded to certain employees under the Amended and Restated 2000 Stock Incentive Plan during February 2006. The closing price of our common stock was $9.39 on the award date of February 6, 2006. All 43 shares are unvested at March 31, 2006. The fair value of the restricted stock at the date of grant is recognized as deferred compensation expense using the straight-line method over the vesting period, which is generally four years.

Employee Stock Purchase Plan. During fiscal 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 72, 42, and 38 shares of our common stock were issued under the ESPP in fiscal 2006, 2005 and 2004, respectively.

13. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2006, 2005, and 2004, net of tax, are as follows:

	2006	2005	2004
Net income	$2,137	$2,052	$5,758
Foreign currency translation adjustments	(315)	9	(40)
Net unrealized (losses)/gains on marketable securities	50	(86)	19

Total comprehensive income	$1,872	$1,975	$5,737

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

14. Business Segment and Geographic Area Information

We operate in one industry segment, the development and sale of computer software programs and related services. For the years ended March 31, 2006, 2005 and 2004, revenue from transactions with United States government agencies was approximately 43%, 47%, and 44% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2006, 2005 or 2004. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Our assets were primarily held in the United States for fiscal 2006, 2005 and 2004.

Revenue by geographic destination and as a percentage of total revenue for fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Geographic Area by Destination
United States	$59,574	$51,975	$44,857
International	16,541	12,268	11,596

	$76,115	$64,243	$56,453

	2006	2005	2004
Geographic Area by Destination
United States	78.3%	80.9%	79.5%
International	21.7	19.1	20.5

	100.0%	100.0%	100.0%

15. Valuation and Qualifying Accounts

The following table sets forth activity in our valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Other		Deductions (1)	Balance at End of Period
Accounts receivable reserve account:
Year ended March 31, 2006	$180	$27	$—		$(67)	$140
Year ended March 31, 2005	$341	$(111)	$—		$(50)	$180
Year ended March 31, 2004	$333	$61	$—		$(53)	$341

Deferred tax valuation account:
Year ended March 31, 2006	$13,289	$—	$—		$—	$13,289
Year ended March 31, 2005	$—	$—	$13,289	(2)	$—	$13,289

(1)	Deductions represent write-offs of receivables previously reserved and adjustments to reflect accounts receivable at net realizable value.
(2)	See Note 7 for a description of the deferred tax valuation associated with the Altaworks Corporation acquisition.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2006
Revenue	$16,477	$18,264	$20,098	$21,276
Gross profit	12,212	14,047	15,566	16,459
(Loss) income from operations	(1,167)	21	319	793
Net (loss) income	(454)	440	1,166	985
Basic net (loss) income per common share	$(0.02)	$0.02	$0.06	$0.04
Diluted net (loss) income per common share	$(0.02)	$0.02	$0.06	$0.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2005
Revenue	$16,787	$14,214	$16,063	$17,179
Gross profit	13,402	11,057	12,705	13,148
Income (loss) from operations	2,854	458	583	(1,583	) (1)
Net income (loss)	2,040	494	169	(651)
Basic net income (loss) per common share	$0.10	$0.02	$0.01	$(0.03)
Diluted net income (loss) per common share	$0.10	$0.02	$0.01	$(0.03)

(1)	The loss from operations for the three months ended March 31, 2005 is primarily due to a significant increase in our general and administrative expenses related to costs associated with our Sarbanes-Oxley implementation efforts and investments in personnel necessary to pursue our growth strategies.

17. Interest and Other Income, Net

The components of interest and other income, net for fiscal 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Interest income	$2,748	$1,274	$688
Interest expense	(56)	(68)	(78)
Other income	18	138	15
Other expense	(30)	40	(31)

Interest and other income, net	$2,680	$1,384	$594

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Amended and Restated By-Laws of the Registrant	Incorporated by reference from exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the SEC January 29, 2003.

10.15	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 17, 2006.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

Exhibit Number	Description	Source
10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

10.13	Loan Agreement, dated June 20, 2005, between Registrant and Bank of America, N.A.	Exhibit 10.13 to this Annual Report on Form 10-K.

10.14	Promissory Note, dated June 10, 2005, between Registrant and Bank of America, N.A.	Exhibit 10.14 to this Annual Report on Form 10-K.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Acting Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith