Form 10-Q
period 2006-06-30
OPNET TECHNOLOGIES INC
filed 2006-08-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding on July 31, 2006 was 20,358,244.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$69,509	$66,710
Marketable securities	17,403	19,151
Accounts receivable, net of $140 in allowance for doubtful accounts at June 30, and March 31, 2006, respectively	15,017	12,765
Unbilled accounts receivable	3,238	2,616
Deferred income taxes, prepaid expenses and other current assets	2,313	2,339

Total current assets	107,480	103,581
Property and equipment, net	6,340	6,088
Intangible assets, net	1,449	1,240
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,720	1,799

Total assets	$131,628	$127,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$1,019
Accrued liabilities	7,509	8,539
Deferred and accrued income taxes	1,283	527
Current portion of notes payable	—	47
Deferred rent	112	89
Deferred revenue	17,586	15,800

Total current liabilities	27,239	26,021

Notes payable	—	103
Deferred rent	991	1,033
Deferred revenue	882	779
Deferred income tax	14	13

Total liabilities	29,126	27,949

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 26,850 and 26,738 shares issued at June 30 and March 31, 2006, respectively; 20,307 and 20,194 shares outstanding at June 30 and March 31, 2006, respectively	27	27
Additional paid-in capital	83,610	80,984
Deferred compensation	(1,866)	(393)
Retained earnings	28,485	26,850
Accumulated other comprehensive (loss)	(29)	(345)
Treasury stock, at cost – 6,543 shares at June 30 and March 31, 2006	(7,725)	(7,725)

Total stockholders’ equity	102,502	99,398

Total liabilities and stockholders’ equity	$131,628	$127,347

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue:
New software licenses	$10,326	$6,626
Software license updates and technical support	6,454	5,773
Professional services	5,852	4,078

Total revenue	22,632	16,477

Cost of revenue:
New software licenses	126	180
Software license updates and technical support	707	619
Professional services	3,741	3,274
Amortization of acquired technology	191	192

Total cost of revenue	4,765	4,265

Gross profit	17,867	12,212

Operating expenses:
Research and development	5,216	4,511
Sales and marketing	8,063	5,918
General and administrative	2,768	2,950

Total operating expenses	16,047	13,379

Income (loss) from operations	1,820	(1,167)
Interest and other income, net	903	513

Income (loss) before provision for income taxes	2,723	(654)
Provision (benefit) for income taxes	1,088	(200)

Net income (loss)	$1,635	$(454)

Basic net income (loss) per common share	$0.08	$(0.02)

Diluted net income (loss) per common share	$0.08	$(0.02)

Basic weighted average common shares outstanding	20,190	20,315

Diluted weighted average common shares outstanding	20,664	20,315

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,635	$(454)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	606
Provision for losses on accounts receivable	—	(2)
Deferred income taxes	44	48
Non-cash stock-based compensation expense	285	10
Loss on disposition of fixed assets	6	2
Changes in assets and liabilities:
Accounts receivable	(2,874)	3,149
Prepaid expenses and other current assets	17	12
Other assets	49	21
Accounts payable	(270)	(486)
Accrued liabilities	(1,140)	(1,253)
Accrued income taxes	752	(303)
Tax benefit from exercise of stock options	—	7
Deferred revenue	1,889	(271)
Deferred rent	(19)	18

Net cash provided by operating activities	952	1,104

Cash flows from investing activities:
Purchase of property and equipment	(645)	(431)
Purchase of investments	(6,266)	(9,679)
Proceeds from sale/maturity of investments	8,000	23,152
Acquired technology	(290)	—

Net cash provided by investing activities	799	13,042

Cash flows from financing activities:
Payment of note payable	(150)	—
Acquisition of treasury stock	—	(361)
Proceeds from exercise of common stock options	658	34
Tax benefit from exercise of stock options	210	—
Issuance of common stock under employee stock purchase plan	—	239

Net cash provided by (used in) financing activities	718	(88)

Effect of exchange rate changes on cash and cash equivalents	330	(242)

Net increase in cash and cash equivalents	2,799	13,816
Cash and cash equivalents, beginning of period	66,710	38,171

Cash and cash equivalents, end of period	$69,509	$51,987

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., or OPNET (hereafter, the “company” ) is a provider of management software for networks and applications. The Company’s solutions address: application performance management, capacity planning and design, network operations, and network research and development. The Company differentiates itself from traditional management providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, the Company focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems; and, even more importantly, to proactively prevent problems from occurring. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets product suites in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets products through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, for the year ended March 31, 2006 filed with the SEC. The March 31, 2006 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly our results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2006 may not be indicative of the operating results for the full fiscal year or any other future period.

2. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” This interpretation illustrates how a Company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take on a tax return in its financial statements. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial position and results of operations.

3. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2006. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. Restricted stock granted under this plan generally vests over four years from the date of the grant.

The Company’s 1993 Incentive Stock Option Plan, or 1993 Plan, provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to 10 years, and generally vest over periods ranging from one to six years from the date of grant. The Board of Directors approved a resolution to make no further grants of options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to the Company’s Directors, who are not its employees, for up to a total of 225 shares of common stock of the Company.

During fiscal 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of common stock of the Company. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period and is considered compensatory under SFAS 123R, “Share-Based Payment”.

On April 1, 2006, the Company adopted SFAS 123R which revised SFAS 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2007 and the adoption of SFAS 123R, the Company, followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. The Company adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006, as well as to the unvested portion of awards outstanding as of April 1, 2006. Stock based compensation for awards granted prior to April 1, 2006 is based upon the grant date fair value of such compensation as determined under pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS 123R, the Company reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2006 and 2005, excess tax benefits from the exercise of stock options were $210 and $7, respectively.

The total stock based compensation expense for the three months ended June 30, 2006 is $285.

The non-vested stock based compensation expense of $1,866 is comprised of $1,320 related to unvested stock options, $534 related to unvested restricted stock and $12 related to the ESPP. The costs of the unvested stock options, unvested restricted stock and ESPP are expected to be recognized over a weighted average period of 2.2 years, 3.7 years and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions is as follows:

	Three Months Ended June 30, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at beginning of period	3,234	$10.37	5.80	—	$7.30
Granted	—	—	—	—	—
Exercised	94	7.01	—	—	4.93
Forfeited or expired	15	12.40	—	—	8.49

Outstanding at end of period	3,125	$10.46	5.62	$9,297	$7.37

Exercisable at end of period	2,829	$10.62	5.35	$8,097	$7.53

Nonvested at end of period	295	$8.89	8.20	$1,200	$5.78

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model consistent with that used for pro forma disclosure under SFAS No. 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzed the historic volatility of its common stock.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

During the three months ended June 30, 2006 and 2005, respectively, we received proceeds of approximately $658 and $34 and issued 94 and 11 shares of common stock, pursuant to employee exercises of stock options.

Because the Company adopted SFAS 123R using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three month period ended June 30, 2005:

Three Months Ended June 30, 2005
(In thousands, except per share data)
Net (loss) income	$(454)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(441)

Pro forma net (loss) income	$(886)

Basic and diluted net (loss) income per common share:
As reported	$(0.02)
Pro forma	$(0.04)

On October 26, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested options that had an exercise price of $11.75 or greater and were held by current employees, including executive officers. This accelerated vesting affected options with respect to 254,400 shares of the Company’s common stock that was not vested under such options, and was effective for stock options outstanding as of the close of business on October 26, 2005.

The Board of Director’s primary purpose in accelerating vesting was to eliminate future stock-based employee compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these accelerated options once SFAS No. 123R became effective. Furthermore, the Board of Director’s concluded that the retention value of the unvested portion of these options was minimal given the then current market price for the Company’s common stock. Because these options have exercise prices well in excess of the Company’s then current stock price which was $8.13 at the close of business on October 26, 2005, as reported by the NASDAQ National Market, the Board of Directors concluded that these options likely would not offer sufficient incentive to the employees to remain with the Company when compared to the future compensation expense that would have been attributable to the options. The estimated maximum future expense that was eliminated was approximately $922.

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

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the closing price of our common stock on the award date, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006.

A summary of the restricted stock grants is as follows:

	Three Months Ended June 30, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value
	(In thousands)
Nonvested at beginning of period	43	$9.39
Granted	18	10.98
Vested	—	—
Forfeited	—	—

Nonvested at end of period	61	$9.85

4. Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2006	At March 31, 2006
	(in thousands)
Acquired technology	$2,565	$4,165
Accumulated amortization	(1,116)	(2,925)

Intangible assets, net	$1,449	$1,240

Acquired and purchased technology relating to the WDM NetDesign, Anite and Altaworks acquisitions and the purchased technology from Radview Software, Ltd. and SQMworks, Inc. resulted in amortization expense for the three months ended June 30, 2006 and 2005 of $191 and $192, respectively. Amortization expense associated with Anite commenced in the quarter ended March 31, 2004 of fiscal 2004, amortization expense associated with Altaworks commenced in the quarter ended December 31, 2004 of fiscal 2005, amortization expense associated with Radview Software, Ltd. commenced in the quarter ended March 31, 2006 of fiscal 2006, and amortization expense associated with SQMworks, Inc. commenced in the quarter ended June 30, 2006 of fiscal 2007. The purchased technology relating to NetMaker was fully amortized at the end of the quarter ended March 31, 2006 of fiscal year 2006. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects amortization expenses attributable to these acquisitions of $730 in the fiscal year ending March 31, 2007, $549 in fiscal year ending March 31, 2008, and $360 in the fiscal year ending March 31, 2009.

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net income (loss) (numerator):
Basic and diluted net income (loss)	$1,635	$(454)

Shares (denominator):
Weighted average shares outstanding (basic)	20,190	20,315
Plus:
Effect of other dilutive securities—options	460	—
Effect of other dilutive securities—unvested stock	14	—

Weighted average shares outstanding (diluted)	20,664	20,315

Net income (loss) per common share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

6. Stockholders’ Equity

In January 2006, the Company amended the Plan Period end date for the OPNET 2000 Employee Stock Purchase Plan, (ESPP), so that the Plan Periods would no longer end on the last day of the calendar quarter. In order to implement this change, the ESPP Plan Period that began January 1, 2006 was extended one month, to run from January 1, 2006 through July 31, 2006. As a result of this change in the Plan Period, there were no purchases of common stock under the ESPP in the three months ended June 30, 2006. During the three months ended June 30, 2005, employees purchased 35 shares of common stock under the OPNET 2000 ESPP, resulting in proceeds to us of approximately $239.

7. Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. Revenue from transactions with United States government agencies were approximately 41% and 45% of total revenue for the three months ended June 30, 2006 and 2005, respectively. Substantially all assets were held in the United States at June 30 and March 31, 2006. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2006	2005
	(dollars in thousands)
Geographic Area:
United States	$17,678	$13,008
International	4,954	3,469

Total revenue	$22,632	$16,477

Geographic Area:
United States	78.1%	78.9%
International	21.9	21.1

Total revenue	100.0%	100.0%

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net income (loss)	$1,635	$(454)
Foreign currency translation adjustments	330	(242)
Unrealized (loss) gain on marketable securities	(14)	30

Total comprehensive income (loss)	$1,951	$(666)

9. Commitments and Contingencies

On September 27, 2004, the Company received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan, alleging patent infringement and seeking injunctive relief and unspecified monetary damages. On February 6, 2006, the Company filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of the Company’s trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, the Company signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms the Company believes are favorable to it. Specifically, no material amounts were exchanged by the parties and the settlement agreement did not entail a royalty or licensing agreement between the parties.

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of its returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on its tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350. As a result, our quarter ended December 31, 2004 of fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on its fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

The Company is involved in other claims and legal proceedings arising from normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material effect on the Company’s financial condition, results of operations, or cash flows.

10. Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company did not purchase any shares during the three months ended June 30, 2006. The Company expended $361 to purchase 45 shares during the three months ended June 30, 2005, at an average price of $7.95. As of June 30, 2006, the Company had repurchased 410 shares of common stock under this program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relate to our financial condition and results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our solutions address: application performance management, capacity planning and design, network operations, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our products are designed to help customers make better use of resources, reduce operational problems and improve competitiveness.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and exclude revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use the software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For the three months ended June 30, 2006, perpetual licenses represented approximately 98% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of the technology.

We consider our consulting services business to be an integral part of the business model as it is centered on our software product offerings. Because the consulting services business facilitates the adoption of our solutions, we believe that it ultimately generates additional sales of software licenses.

The key strategies of our business plan includes increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, establishing alliances to extend our market reach and increasing our international presence. We have focused sales, marketing, and other efforts on corporate enterprise and United States Government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to closely manage the increases in total expenses as we implement these strategies.

In March 2005, we entered into a multi-year worldwide distribution agreement with Cisco Systems. Under the terms of the agreement, Cisco distributes a broad range of our software products. We also collaborate with Cisco’s Network Management Technology Group to develop new network management solutions. Cisco began sales of our products during the second half of calendar year 2005, and we started recording revenue from the Cisco Systems agreement during the fourth quarter of fiscal 2006.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2006, or Q1 2007, as compared to the three months ended March 31, 2006, or Q4 2006, we generated growth in total revenue, gross profit, income from operations and deferred revenue. Our operating margin grew to 8% for Q1 2007 from 3.7% for Q4 2006.

The following table summarizes information on certain key metrics:

	Three Months Ended		Amount Change	Percentage Change
	June 30, 2006	March 31, 2006
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$22,632	$21,276	$1,356	6.4%
Total cost of sales	$4,765	$4,817	$(52)	(1.1%)
Gross profit	$17,867	$16,459	$1,408	8.6%
Gross profit as a percentage of total revenue (gross margin)	78.9%	77.4%
Total operating expenses	$16,047	$15,666	$381	2.4%
Income from operations	$1,820	$793	$1,027	129.5%
Income from operations as a percentage of total revenue (operating margin)	8.0%	3.7%
Net income	$1,635	$985	$650	66.0%
Diluted net income per common share	$0.08	$0.04	$0.04	100.0%
Total employees (period end)	447	433	14	3.2%
Total average employees	442	427	15	3.5%
Total consultants (period end)	94	96	(2)	(2.1)%
Total average quota-carrying sales persons	70	62	8	12.9%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$86,912	$85,861	$1,051	1.2%
Cash flows provided by operating activities	$952	$8,705	$(7,753)	(89.1)%
Total deferred revenue (period end)	$18,468	$16,579	$1,889	11.4%

The increase in total revenue in Q1 2007 from Q4 2006 was primarily attributable to a 10.7%, or $996 increase in new software license revenue. The increase in new software license revenue in Q1 2007 as compared to Q4 of 2006 was primarily due to an increase in software license revenue to United States government customers, and to a lesser extent, enterprise customers.

Our international revenue decreased 4.2% to $4,954 for Q1 2007, from $5,173 for Q4 2006. International revenue comprised 21.9% and 24.3% of total revenue for Q1 2007 and Q4 2006, respectively. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future but fluctuate from period to period. Sales to corporate enterprises comprised the largest portion of international revenue during Q1 2007. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in the international markets.

Our gross margin for Q1 2007 increased to 78.9% from 77.4% for Q4 2006. The sequential increase in gross margin was primarily due to a $996 sequential increase in license revenue. License revenue accounted for 45.6% of total revenue in Q1 2007 as compared to 43.9% in Q4 2006. Gross margin on license revenue for Q1 2007 was 98.8%, which was considerably higher than gross margin on other revenue sources.

Our operating margin increased to 8.0% during Q1 2007 from 3.7% during Q4 2006. The increase in operating margin during Q1 2007 as compared to Q4 2006 was largely the result of a $996 sequential increase in license revenue, which was partially offset by an increase in operating expense of $381. During Q1 2007 as compared to Q4 2006, we experienced an increase in operating expense of $381. The sequential increase in operating expense was the result of increased sales and marketing expense, and to a lesser extent, an increase in research and development expense, which was partially offset by a decrease in legal fees related to the lawsuit filed by Compuware Corporation (see Note 9 of the consolidated financial statements for additional information).

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

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our consulting services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements. Our overall gross profit margin will also be affected by the ratio of revenue from new software licenses and software license updates and technical support to total revenue, as revenue from new software licenses and software license updates and technical support have substantially higher gross margins than the gross margin on revenue from professional services.

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We anticipate hiring additional engineers, and we expect to incur additional research and development expense in connection with such new hires. We expect that the absolute dollar amount of these expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during fiscal 2007 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations; however, we expect the dollar amount of general and administrative expenses to decrease during fiscal 2007, as compared to fiscal 2006, due to the settlement of the lawsuit filed by Compuware Corporation (see Note 9 to the consolidated financial statements for additional information).

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 8.0% for Q1 2007 from 3.7% for Q4 2006. The increase in operating margin during Q1 2007 as compared to Q4 2006 was largely the result of a $996 sequential increase in license revenue, which was partially offset by an increase in operating expense of $381. The sequential increase in operating expense was the result of increased sales and marketing expense, and to a lesser extent, an increase in research and development expenses, which was partially offset by a decrease in expenses related to the lawsuit filed by Compuware Corporation (see Note 9 of the consolidated financial statements for additional information).

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Revenue:
New software licenses	45.6%	40.2%
Software license updates and technical support	28.5	35.0
Professional services	25.9	24.8

Total revenue	100.0	100.0

Cost of revenue:
New software licenses	0.6	1.1
Software license updates and technical support	3.1	3.7
Professional services	16.5	19.9
Amortization of acquired technology	0.9	1.2

Total cost of revenue	21.1	25.9

Gross profit	78.9	74.1

Operating expenses:
Research and development	23.1	27.4
Sales and marketing	35.6	35.9
General and administrative	12.2	17.9

Total operating expenses	70.9	81.2

Income (loss) from operations	8.0	(7.1)
Interest and other income, net	4.0	3.1

Income (loss) before provision for income taxes	12.0	(4.0)
Provision for income taxes	4.8	(1.2)

Net income (loss)	7.2%	(2.8)%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Cost of Revenue:
New software licenses	1.2%	2.7%
Software license updates and technical support	11.0	10.7
Professional services	63.9	80.3

Revenue

New Software License Revenue. New software license revenue was $10,326 and $6,626 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 55.8%. For the three months ended June 30, 2006, as compared to the same period in fiscal 2006, the increase in license revenue was primarily due to a $2,801 increase in sales to enterprise customers and a $531 increase in sales to United States government customers.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $6,454 and $5,773 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 11.8%. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2006, reflect increases in the overall customer-installed base.

Professional Service Revenue.

The components of professional services for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Consulting services	$5,418	$3,732
Training and other income	434	346

Professional service revenue	$5,852	$4,078

Professional service revenue was $5,852 and $4,078 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 43.5%. Consulting service revenue comprised 92.6% and 91.5% of professional service revenue for the three months ended June 30, 2006 and 2005, respectively. The increase for the three months ended June 30, 2006 as compared to the same period in the prior fiscal year was primarily due to an increase in revenue from United States government customers, and to a lesser extent, enterprise customers.

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

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $691 of consulting revenue for the three months ended June 30, 2006. The option year for calendar year 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue.

Our international revenue was $4,954 and $3,469 for the three months ended June 30, 2006 and 2005, respectively. The increase in our international revenue was primarily the result of an increase of approximately

$831 in sales to enterprise customers. Our international revenue increased as a percentage of total revenue to 21.9% for the three months ended June 30, 2006 from 21.1% for the same period in fiscal 2006. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international sales to enterprise customers. International revenue from enterprise customers comprised the largest percentage of international revenue for the three months ended June 30, 2006 and for the three months ended June 30, 2005.

Cost of Revenue.

Cost of new software license revenue consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates and technical support revenue consist of royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional service revenue consists primarily of personnel-related costs in providing consulting and training to our customers. Gross margins on new software license revenue and software license updates and technical support revenue are substantially higher than gross margin on professional service revenue, due to the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing professional services.

Cost of New Software License Revenue. Cost of software license revenue was $126 and $180 for the three months ended June 30, 2006 and 2005, respectively. Gross margin on software license revenue increased to 98.8% for the three months ended June 30, 2006 from 97.3% for the same period in fiscal 2006. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin. The decrease in the cost of new software licenses for the three months ended June 30, 2006 as compared to the same period in fiscal 2006 was the result of a lower proportion of royalty payments required for new software license sales.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue were $707 and $619 for the three months ended June 30, 2006 and 2005, respectively. The increase in the cost of software license updates and technical support revenue for the three months ended June 30, 2006 as compared to the same period in fiscal 2006 was the result of an increase in staffing levels necessary to support our customers. Gross margin on software license updates and technical support revenue decreased to 89.1% for the three months ended June 30, 2006 from 89.3% for the same period in fiscal 2006. The cost of software license updates and technical support revenue was primarily impacted by the cost of labor associated with providing technical support.

Cost of Professional Service Revenue. Cost of professional service revenue was $3,741 and $3,274 for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of professional service revenue was primarily due to an increase in personnel costs related to the increase in our consulting staff to meet demand for consulting services. Gross margin on professional service revenue increased to 36.1% for the three months ended June 30, 2006 from 19.7% for the same period in fiscal 2006. The increase in gross margin for the three months ended June 30, 2006 as compared to the same period in fiscal 2006 was due to a decrease in the cost of training and recruiting consulting staff and an increase in the effective billing rates of consulting projects.

Operating Expenses

Research and Development. Research and development expenses were $5,216 and $4,511 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 15.6%. The increase was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products.

Sales and Marketing. Sales and marketing expenses were $8,063 and $5,918 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 36.2%. The increase was due to higher commission expense resulting from an increase in sales of 36.5%, and to a lesser extent, higher personnel costs as a result of increased staffing levels necessary to pursue our business plan.

General and Administrative. General and administrative expenses were $2,768 and $2,950 for the three months ended June 30, 2006 and 2005, respectively, representing a decrease of 6.2%. The decrease was due to lower legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004 (see Note 9 to the consolidated financial statements for additional information), which were partially offset by higher facility costs.

Interest and Other Income, net. Interest and other income, net, was $903 and $513 for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income was primarily the result of an increase in interest rates for the three months ended June 30, 2006 as compared to the same period in fiscal 2006.

Provision for Income Taxes. Our effective tax rates were 39.9% and 30.5% for the three months ended June 30, 2006 and 2005, respectively. The increase in our effective tax rate for the period ended June 30, 2006 as compared to the same period in fiscal 2006 was primarily the result of a decrease in tax credits we had available to offset income tax expense. The decrease in tax credits we had available to offset income tax expense was largely the result of the expiration of the research and development tax credit we used to offset our income tax expense in Q1 of fiscal 2006. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, state taxes, foreign tax expense and the amount of foreign tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of June 30, 2006, we had cash, cash equivalents and marketable securities totaling $86,912.

Cash provided by operating activities was $952 and $1,104 for the three months ended June 30, 2006 and 2005, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities for the three months ended June 30, 2006 as compared to the same period in fiscal 2006 was primarily attributable to an increase in deferred revenue and net income, which was partially offset by an increase in accounts receivable.

Net cash provided by investing activities was $799 for the three months ended June 30, 2006 and net cash used in investing activities was $13,042 for the three months ended June 30, 2005, respectively. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the three months ended June 30, 2006, funds were used to purchase marketable securities of $6,266, purchase property and equipment of $645, and to purchase acquired technology of $290. Proceeds from the sale/maturity of investments were $8,000 for the three months ended June 30, 2006. For the three months ended June 30, 2005, funds were used to purchase marketable securities of $9,679, and to purchase property and equipment of $431. Proceeds from the sale/maturity of investments were $23,152 for the three months ended June 30, 2005.

Net cash provided by financing activities was $718 for the three months ended June 30, 2006 and net cash used in financing activities was $88 for the three months ended June 30, 2005, respectively. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the Sate of Maryland under the Maryland Economic Development Assistance Fund during the three months ended June 30, 2006. We used cash of $361 to acquire 45,400 shares of treasury stock during the three months ended June 30, 2005. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our 2000 Employee Stock Purchase Plan.

We had commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual arrangements at June 30, 2006, and the timing and effect that such commitments are expected to have on the liquidity and cash flow in future periods. In addition, the table summarizes the timing of principal payments on long-term debt obligations as reported on the consolidated balance sheet as of June 30, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(dollars in thousands)
Facilities Operating Lease Obligations	$14,426	$3,362	$6,430	$4,634	$—

Total	$14,426	$3,362	$6,430	$4,634	$—

In July 2006, we entered into an operating lease to replace existing space that will increase our operating lease obligations in aggregate by $76. As of June 30, 2006, we do not have any material capital lease obligations, either individually or in the aggregate.

We expect working capital needs to increase in the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures in the normal course of business, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products.

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Contingencies

On September 27, 2004, we received notice of a lawsuit filed by Compuware Corporation, in the United States District Court for the Eastern District of Michigan, alleging patent infringement and seeking injunctive relief and unspecified monetary damages. On February 6, 2006, we filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of our trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, we signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms we believe are favorable to us. Specifically, no material amounts were exchanged by the parties and the settlement agreement does not entail a royalty or licensing agreement between the parties.

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of our returns is not final at this time, we have reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we reduced the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350. As a result, our Q3 fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on our fiscal year 2003 tax return, should have been included in taxable income on our tax return for the fiscal 2002. We do not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but we do not believe that an increase in interest rates would have a material effect on the value of the cash equivalents or marketable securities.

At June 30, 2006, we had $69,509 in cash and cash equivalents and $17,403 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2006, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $869.

The majority of the revenue transactions and all operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2006. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 27, 2004, we received notice of a lawsuit filed by Compuware Corporation, in the United States District Court of Michigan, alleging patent infringement. On February 6, 2006, we filed a lawsuit against Compuware Corporation in Montgomery County, Maryland, Circuit Court, seeking damages and injunctive relief for Compuware’s misappropriation and misuse of our trade secrets, confidential and proprietary information and unfair competition; however, the lawsuit was not served on Compuware. On April 10, 2006, we signed a confidential settlement agreement with Compuware Corporation that amicably resolved all disputed matters in the lawsuits filed by each company in Michigan and in Maryland on terms we believe are favorable to us.

We are involved in various other claims and legal proceedings arising from its normal operations. Management does not consider any of these matters to be material.

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

Our operating results have fluctuated in the past, and are likely to fluctuate significantly in the future. Our financial results may, as a consequence, fall short of the expectations of public market analysts or investors, which could cause the price of our common stock to decline. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond its control. Factors that could affect our operating results include:

•	the timing of large orders;

•	changes in the proportion of software arrangements requiring contract accounting;

•	changes in the mix of sales, including the mix between higher margin software products and lower margin services and maintenance, and the proportion of license sales requiring us to make royalty payments;

•	the timing and amount of marketing, sales, and product development expenses;

•	the cost and time required to develop new software products;

•	the introduction, timing, and market acceptance of new products introduced by us or competitors;

•	changes in network technology or in applications, which could require us to modify our products or develop new products;

•	general economic conditions, which can affect our customers’ purchasing decisions, the length of the sales cycle, and the customers’ ability to pay in a timely manner, if at all;

•	changes in our pricing policies or those of competitors; and

•	the timing and size of potential acquisitions by us.

We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels.

In addition, our revenue in any quarter depends substantially on the orders we receive and ship in that quarter. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network management software does not continue to grow, we could face declining revenue, which could ultimately lead to us becoming unprofitable. The market for intelligent network management software solutions is in an early stage of development. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

Our customers are primarily in four target groups and our operating results may be adversely affected by changes in one or more of these groups.

Our software solutions and services are designed to meet the needs of enterprises, United States government agencies, service providers, and network equipment manufacturers. We market our solutions and services to those four customer groups. Consequently, our financial results depend, in significant part, upon the economic conditions of enterprises, United States government agencies, service providers, and network equipment manufacturers. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these customer groups may decrease our revenue or lower our growth rate.

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

A decline in the demand for information technology among our current and prospective customers may result in decreased revenue or a lower growth rate for us because our sales depend, in part, on the customers’

budgets for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and force us to lower the prices of our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Accordingly, we cannot assure you that we will be able to increase or maintain our revenue.

Our sales to United States government agencies subjects us to special risks that could adversely affect our business.

We derive a substantial portion of our revenue from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 41% and 45% of our total revenue for the three months ended June 30, 2006 and 2005, respectively. Government sales entail a variety of risks including:

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

We may not be able to grow our business, if service providers do not buy our products.

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

If we do not successfully expand our sales force, we may be unable to increase sales.

We sell our products primarily through our direct sales force, and we must expand the size of the sales force to increase revenue. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing the sales force, or we may be unable to manage a larger sales force.

Our ability to increase our sales will be impaired if we do not expand and manage our indirect distribution channels.

To increase sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors and original equipment manufacturers and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to market and sell our products effectively, or we lose existing distributor relationships, we might not be able to increase revenue. Our international distributors and original equipment manufacturers and resellers have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably.

We may be unable to operate our business profitably if we fail to manage our growth. Our growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand operations and increase the number of full-time employees. Our ability to manage growth will depend in part on our ability to continue to enhance operating, financial, and management information systems. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenue may not continue to grow at a sufficient rate to absorb the costs associated with a larger overall employee base.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline.

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced products on a timely basis that respond to these changes, our products could become obsolete, demand for our products could decline and our revenue could fall. Advances in network management technology, software engineering, and simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our products and could render the products unmarketable.

Our future revenue is substantially dependent upon our existing customers continuing to license additional products, renew maintenance agreements and purchase additional services.

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represents a majority of annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional service revenue as a percentage of total revenue could decrease overall margins.

We realize lower margins on professional service revenue than we do on other types of revenue. As a result, if professional service revenue increases as a proportion of total revenue, our gross margins will be lower.

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

Our plan is to increase our international sales activities, but these plans are subject to a number of risks that could cause sales to decline or could otherwise cause a decline in profitability. These risks include:

•	difficulty in attracting distributors that will market and support products effectively;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage employees if the need to establish more direct sales or support staff outside the United States occurs;

•	potentially adverse tax consequences;

•	the effects of currency fluctuations; and

•	political and economic instability.

We expect to face increased competition, which could cause us to lose sales, resulting in lower profitability.

Increasing competition in the market could cause us to lose sales and become unprofitable. We believe that the market for intelligent network management software is likely to become more competitive as it evolves and the demand for intelligent network management solutions continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors will develop and market solutions that compete with our products in the future.

If our products contain errors and we are unable to correct those errors, our reputation could be harmed and our customers could demand refunds from us or assert claims for damages against us.

Our software products could contain significant errors or bugs that may result in:

•	the loss of or delay in market acceptance and sales of products;

•	the delay in introduction of new products or updates to existing products;

•	diversion of resources;

•	injury to our reputation; and

•	increased support costs.

Bugs may be discovered at any point in a product’s life cycle. We expect that errors in our products will be found in the future, particularly in new product offerings and new releases of current products.

Because our customers use our products to manage networks that are critical to their business operations, any failure of our products could expose us to product liability claims. In addition, errors in our products could cause the customers’ networks and systems to fail or compromise their data, which could also result in liability to us. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend, and may result in adverse settlements and judgments.

Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenue and could allow the use of our products by users who have not paid the required license fee.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenue. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenue. Our success and ability to compete depend substantially upon the internally developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we entered into a combination of confidentiality, non-competition and non-disclosure agreements with our employees.

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

We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionalities of products in different industry segments overlap.

Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause us to cease or delay product shipments; or

•	require us to enter into royalty or licensing agreements.

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

The Securities and Exchange Commission, Financial Accounting Standards Board, American Institute of Certified Public Accountants and various other accounting authoritative bodies continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in business practices could result in future changes in revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

In August 2000, we closed an initial public offering of our common stock. The Registration Statement on Form S-1 (No. 333-32588) was declared effective by the Securities and Exchange Commission on August 1, 2000 and we commenced the offering on that date. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the offering were approximately $54,114. We continue to use the net proceeds for general corporate expenses, working capital and capital expenditures.

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: August 8, 2006	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith