Form 10-Q
period 2006-09-30
OPNET TECHNOLOGIES INC
filed 2006-11-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding on October 31, 2006 was 20,460,991.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2006	March 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$44,112	$66,710
Marketable securities	42,316	19,151
Accounts receivable, net of $144 and $140 in allowance for doubtful accounts at September 30, and March 31, 2006, respectively	16,900	12,765
Unbilled accounts receivable	4,123	2,616
Deferred income taxes, prepaid expenses and other current assets	3,307	2,339

Total current assets	110,758	103,581
Property and equipment, net	6,322	6,088
Intangible assets, net	1,245	1,240
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,673	1,799

Total assets	$134,637	$127,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423	$1,019
Accrued liabilities	7,543	8,539
Deferred and accrued income taxes	361	527
Current portion of notes payable	—	47
Deferred rent	138	89
Deferred revenue	18,881	15,800

Total current liabilities	27,346	26,021

Accrued liabilities	127	—
Notes payable	—	103
Deferred rent	950	1,033
Deferred revenue	706	779
Deferred income tax	14	13

Total liabilities	29,143	27,949

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 26,974 and 26,738 shares issued at September 30 and March 31, 2006, respectively; 20,396 and 20,194 shares outstanding at September 30 and March 31, 2006, respectively	27	27
Additional paid-in capital	83,242	80,984
Deferred compensation	—	(393)
Retained earnings	30,213	26,850
Accumulated other comprehensive income (loss)	190	(345)
Treasury stock, at cost – 6,577 and 6,543 shares at September 30, and March 31, 2006, respectively	(8,178)	(7,725)

Total stockholders’ equity	105,494	99,398

Total liabilities and stockholders’ equity	$134,637	$127,347

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
New software licenses	$11,183	$7,584	$21,509	$14,210
Software license updates and technical support	6,983	5,951	13,437	11,724
Professional services	5,451	4,729	11,303	8,807

Total revenue	23,617	18,264	46,249	34,741

Cost of revenue:
New software licenses	195	182	321	362
Software license updates and technical support	761	673	1,468	1,293
Professional services	3,782	3,170	7,523	6,444
Amortization of acquired technology	186	192	377	383

Total cost of revenue	4,924	4,217	9,689	8,482

Gross profit	18,693	14,047	36,560	26,259

Operating expenses:
Research and development	5,373	4,677	10,589	9,188
Sales and marketing	8,904	6,258	16,967	12,176
General and administrative	2,620	3,091	5,388	6,041

Total operating expenses	16,897	14,026	32,944	27,405

Income (loss) from operations	1,796	21	3,616	(1,146)
Interest and other income, net	988	614	1,891	1,127

Income (loss) before provision for income taxes	2,784	635	5,507	(19)
Provision (benefit) for income taxes	1,057	195	2,144	(5)

Net income (loss)	$1,727	$440	$3,363	$(14)

Basic net income (loss) per common share	$0.09	$0.02	$0.17	$(0.00)

Diluted net income (loss) per common share	$0.08	$0.02	$0.16	$(0.00)

Basic weighted average common shares outstanding	20,266	20,311	20,228	20,336

Diluted weighted average common shares outstanding	21,019	20,552	20,920	20,336

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,363	$(14)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,157	1,164
Provision for losses on accounts receivable	4	(7)
Deferred income taxes	110	815
Non-cash stock-based compensation expense	864	12
Loss on disposition of fixed assets	5	2
Changes in assets and liabilities:
Accounts receivable	(5,646)	(568)
Prepaid expenses and other current assets	(962)	(205)
Other assets	42	29
Accounts payable	(596)	(674)
Accrued liabilities	(970)	(530)
Accrued income taxes	(196)	(209)
Deferred revenue	3,008	7
Tax benefit from exercise of stock options	—	(625)
Deferred rent	(34)	22

Net cash provided by (used in) operating activities	149	(781)

Cash flows from investing activities:
Purchase of property and equipment	(1,020)	(616)
Purchase of investments	(49,888)	(12,727)
Proceeds from sale/maturity of investments	26,700	36,368
Acquired technology	(281)	—

Net cash (used in) provided by investing activities	(24,489)	23,025

Cash flows from financing activities:
Payment of note payable	(150)	—
Acquisition of treasury stock	(453)	(1,094)
Proceeds from exercise of common stock options	1,059	50
Tax benefit from exercise of stock options	364	—
Issuance of common stock under employee stock purchase plan	364	239

Net cash provided by (used in) financing activities	1,184	(805)

Effect of exchange rate changes on cash and cash equivalents	558	(198)

Net (decrease) increase in cash and cash equivalents	(22,598)	21,241
Cash and cash equivalents, beginning of period	66,710	38,171

Cash and cash equivalents, end of period	$44,112	$59,412

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of management software for networks and applications. The Company’s solutions address: application performance management, capacity planning and design, network operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets product suites in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets products through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC. The March 31, 2006 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2006 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Cash paid during the fiscal year:
Income tax	$1,954	$73	$2,070	$123
Interest	$22	$36	$74	$64

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after

December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” This interpretation illustrates how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take on a tax return in its financial statements. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on their results of operations or financial condition.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Topic 1N, or SAB 108. SAB 108 interprets the staff’s views regarding the process of quantifying financial statement misstatements and is effective for financial statements issued for fiscal years ending after November 15, 2006. The Company will apply the guidance provided by SAB 108 as necessary.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, or SFAS No. 158. The statement requires an entity to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status of a plan in comprehensive income (a component of shareholders’ equity) in the year in which the changes occur. The statement also expands the disclosure requirements associated with defined benefit postretirement plans. The statement does not change the calculation of the net periodic benefit cost to be included in net income. The statement is effective for fiscal years ending after December 15, 2006, except for the provision that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year which is effective for fiscal years ending after December 15, 2008. The Company’s results of operations and financial condition will not be impacted by SFAS No. 158.

3. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Pan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2006. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted under this plan generally vests over four years from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

The Company’s 1993 Incentive Stock Option Plan, or 1993 Plan, provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of up to ten years, and generally vest over periods ranging from one to six years from the date of the grant. The Board of Directors approved a resolution to make no further grants for options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to the Company’s directors, who are not its employees, for up to a total of 225 shares of common stock of the Company.

During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides every employee, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of common stock of the Company. An employee may authorize a payroll deduction up to a maximum of 10% of her or his compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period and is considered compensatory under SFAS 123R, “Share-based Payments.”

On April 1, 2006, the Company adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2007 and the adoption of SFAS 123R, the Company followed the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. The Company adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the nonvested portion of awards outstanding as of April 1, 2006. Stock based compensation for awards granted prior to April 1, 2006 is based upon the grant date fair value of such compensation as determined under the pro forma provisions of SFAS No 123.

Prior to the adoption of SFAS 123R, the Company reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2006, excess tax benefits from the exercise of stock options were $154. There were no excess tax benefits for the three months ended September 30, 2005. For the six months ended September 30, 2006 and 2005, excess tax benefits from the exercise of stock options were $364 and $7, respectively.

A summary of the total stock based compensation expense for the three and six months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
	(in thousands)
Stock options	$478	$695
Restricted Stock	47	76
ESPP	54	92

Total stock based compensation	$579	$864

The nonvested stock based compensation expense of $1,773 is comprised of $918 related to unvested stock options, $768 related to unvested restricted stock and $87 related to the ESPP. The cost of the nonvested stock options, nonvested restricted stock and ESPP are expected to be recognized over a weighted average period of 1.2 years, 3.6 years and 3 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at beginning of period	3,125	$10.46	—	—	$7.37
Granted	30	$13.25	—	$398	$2.53
Exercised	(53)	$7.62	—	$272	$5.44
Forfeited or expired	(11)	$11.15	—	$121	$7.81

Outstanding at end of period	3,091	$10.53	5.41	$32,548	$7.36

Exercisable at end of period	2,885	$10.60	5.21	$30,574	$7.50

Nonvested at end of period	206	$9.59	8.17	$1,974	$5.46

	Three Months Ended September 30, 2005
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at beginning of period	3,526	$10.11	—	—	$7.14
Granted	30	$8.61	—	—	$4.31
Exercised	(3)	$5.75	—	$5	$4.02
Forfeited or expired	(4)	$10.54	—	$1	$7.38

Outstanding at end of period	3,549	$10.10	5.80	$2,931	$7.12

Exercisable at end of period	2,757	$10.34	5.29	$2,492	$7.36

Nonvested at end of period	792	$9.28	7.55	$439	$6.28

	Six Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at beginning of period	3,233	$10.37	—	—	$7.31
Granted	30	$13.25	—	$398	$2.53
Exercised	(146)	$7.23	—	$799	$5.11
Forfeited or expired	(26)	$11.88	—	$306	$8.20

Outstanding at end of period	3,091	$10.53	5.41	$32,548	$7.36

Exercisable at end of period	2,885	$10.60	5.21	$30,574	$7.50

Nonvested at end of period	206	$9.59	8.17	$1,974	$5.46

	Six Months Ended September 30, 2005
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at beginning of period	3,573	$10.10	—	—	$7.13
Granted	30	$8.61	—	—	$4.31
Exercised	(14)	$3.56	—	$59	$2.45
Forfeited or expired	(40)	$10.80	—	$5	$7.58

Outstanding at end of period	3,549	$10.10	5.80	$2,931	$7.12

Exercisable at end of period	2,757	$10.34	5.29	$2,492	$7.36

Nonvested at end of period	792	$9.28	7.55	$439	$6.28

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model, consistent with that used for pro forma disclosure under SFAS No 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzes the historic volatility of its common stock.

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2006 was $2.53. The weighted average assumptions are as follows:

	Three and Six Months Ended September 30, 2006	Three and Six Months Ended September 30, 2005
Risk-free interest rate	5.02%	3.90%
Expected dividend yield	0.00%	0.00%
Expected life	1 year	4 years
Volatility factor	43%	61%

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. To date there has been no change in the Company’s forfeiture rate of 5%, so there has been no impact on compensation cost.

During the three months ended September 30, 2006 and 2005, respectively, we received proceeds of approximately $401 and $15 and issued 53 and 3 shares of common stock, pursuant to employee exercises of stock options. During the six months ended September 30, 2006 and 2005, respectively, we received proceeds of approximately $1,059 and $50 and issued 147 and 14 shares of common stock, pursuant to employee exercises of stock options.

Because the Company adopted SFAS 123R using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three and six month periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	(In thousands, except per share data)
Net income (loss)	$440	$(14)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(444)	(885)

Pro forma net loss	$(1)	$(887)

Basic net income (loss) per common share:
As reported	$0.02	$0.00
Pro forma	$(0.00)	$(0.04)
Diluted net income (loss) per common share:
As reported	$0.02	$0.00
Pro forma	$(0.00)	$(0.04)

On October 26 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested options that had an exercise price of $11.75 or greater and were held by current employees, including executive officers. This accelerated vesting affected options with respect to 254 shares of the Company’s common stock that was not vested under such options, and was effective for stock options outstanding as the close of business on October 26, 2005.

The Board of Director’s primary purpose in accelerating vesting was to eliminate future stock-based employee compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these accelerated options once SFAS 123R became effective. Furthermore, the Board of Directors concluded that the retention value of the unvested portion of these options was minimal given the then-current market price for the Company’s common stock. Because these options have exercise prices well in excess of the Company’s then-current stock price which was $8.13 at the close of business on October 26, 2005, as reported by the NASDAQ National market, the Board of Directors concluded that these options would not offer sufficient incentive to the employees to remain with the Company when compared to the future compensation expense that would have been attributable to the options. The estimated maximum future expense that was eliminated was approximately $922.

All of these options had an exercise price of $11.75, a grant date of October 23, 2003, and a vesting schedule that provided for pro rata annual vesting for 99.8% of the grants over five years from the date of the grant and for all cliff vesting for 0.2% of the grant in three years from the date of the grant. In the case of options held by executive officers of the Company, vesting was accelerated with respect to the following number of shares: Marc Cohen 48,000 shares.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the closing price of its common stock on the award date, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants is as follows:

	Three Months Ended September 30, 2006		Six Months Ended September 30, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value	Restricted Stock Grants	Weighted Average Grant Fair Value
	(in thousands, except per share data)		(in thousands except per share data)
Nonvested at beginning of period	61	$9.85	43	$9.39
Granted	24	$12.20	42	$11.68
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at end of period	85	$10.51	85	$10.51

4. Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2006	At March 31, 2006
	(in thousands)
Acquired and purchased technology	$2,547	$4,165
Accumulated amortization	(1,302)	(2,925)

Intangible assets, net	$1,245	$1,240

Acquired and purchased technology resulted in amortization expense for the three months ended September 30, 2006 and 2005 of $186 and $192, respectively and for the six months ended September 30, 2006 and 2005 of $377 and $383, respectively. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects amortization expenses attributable to these acquisitions of $723 in the fiscal year ending March 31, 2007, $543 in fiscal year ending March 31, 2008, and $356 in the fiscal year ending March 31, 2009.

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income (loss) (numerator):
Basic and diluted net income (loss)	$1,727	$440	$3,363	$(14)

Shares (denominator):
Weighted average basic shares outstanding	20,266	20,311	20,228	20,336
Plus:
Effect of other dilutive securities—options	738	241	681	—
Effect of other dilutive securities—unvested stock	15	—	11	—

Weighted average diluted shares outstanding	21,019	20,552	20,920	20,336

Net income (loss) per common share:
Basic	$0.09	$0.02	$0.17	$(0.00)
Diluted	$0.08	$0.02	$0.16	$(0.00)

6. Stockholders’ Equity

In January 2006, the Company amended the plan period end date for the ESPP, so that the plan periods would no longer end on the last day of the calendar quarter. In order to implement this change, the ESPP plan period that began January 1, 2006 was extended one month, to run from January 1, 2006 through July 31, 2006. As a result of this change in the plan period, there were no purchases of common stock under the ESPP in the three months ended June 30, 2006.

During the six months ended September 30, 2006 and 2005, respectively, employees purchased 47 and 35 shares of common stock under the ESPP, resulting in proceeds to us of approximately $365 and $239. During the three months ended September 30, 2005, employees did not purchase any share of common stock under the ESPP.

7. Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. Revenue from transactions with United States government agencies were approximately 50% and 47% of total revenue for the three months ended September 30, 2006 and 2005, respectively. Revenue from transactions with United States government agencies were approximately 46% of total revenue for the six months ended September 30, 2006 and 2005, respectively. No single customer accounted for 10% or more of revenue for the three and six months ended September 30, 2005 and 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted fro 10% or more of total revenue. Substantially all assets were held in the United States at September 30, and March 31, 2006. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Geographic Area:
United States	$19,782	$14,407	$37,460	$27,414
International	3,835	3,857	8,789	7,327

Total revenue	$23,617	$18,264	$46,249	$34,741

Geographic Area:
United States	83.8%	78.9%	81.0%	78.9%
International	16.2%	21.1%	19.0%	21.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$1,727	$440	$3,363	$(14)
Foreign currency translation adjustments	228	—	558	(242)
Unrealized (loss) gain on marketable securities	(10)	14	(24)	44

Total comprehensive income (loss)	$1,945	$454	$3,897	$(212)

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

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of its returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on its tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350. As a result, the quarter ended December 31, 2004 of fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on its fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

The Company is involved in other claims and legal proceedings arising from normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material effect on the Company’s financial condition, results of operations, or cash flows.

10. Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $453 and $733 to purchase 34 and 90 shares during the three months ended September 30, 2006 and 2005, respectively, at an average price of $13.33 and $8.14. The Company expended $453 and $1,094 to purchase 34 and 135 shares during the six months ended September 30, 2006 and 2005, respectively, at an average price of $13.33 and $8.08. As of September 30, 2006, the Company had repurchased 444 shares of common stock under this program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share data)

The following discussion and analysis relate to our financial condition and results of operations for the three and six months ended September 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our products address application performance management, network configuration management, capacity planning, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our products are designed to help customers make better use of resources, reduce operational problems and improve competitiveness.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and exclude revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use the software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For the six months ended September 30, 2006, perpetual licenses represented approximately 99% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of the technology.

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

In November 2005, we entered into a global sales and marketing agreement with Computer Associates. Under the terms of the agreement, Computer Associates began marketing our systems performance and capacity modeling technologies. Computer Associates began reference sales of our products in the third quarter of fiscal 2006, and we started recording revenue from the Computer Associates agreement during the third quarter of fiscal 2006.

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended September 30, 2006, or Q2 2007, as compared to the three months ended June 30, 2006, or Q1 2007, we generated growth in total revenue, gross profit, net income, and deferred revenue. Our operating margin decreased to 7.6% for Q2 2007 from 8.0% for Q1 2007.

The following table summarizes information on certain key metrics:

	Three Months Ended		Amount Change	Percentage Change
	September 30, 2006	June 30, 2006
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$23,617	$22,632	$985	4.4%
Total cost of sales	$4,924	$4,765	$159	3.3%
Gross profit	$18,693	$17,867	$826	4.6%
Gross profit as a percentage of total revenue (gross margin)	79.2%	78.9%
Total operating expenses	$16,897	$16,047	$850	5.3%
Income from operations	$1,796	$1,820	$(24)	(1.3)%
Income from operations as a percentage of total revenue (operating margin)	7.6%	8.0%
Net income	$1,727	$1,635	$92	5.6%
Diluted net income per common share	$0.08	$0.08	$0.00	0.0%
Total employees (period end)	455	447	8	1.8%
Total average employees	453	442	11	2.5%
Total consultants (period end)	104	94	10	10.6%
Total average quota-carrying sales persons	72	70	2	2.9%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$86,428	$86,912	$(484)	(0.6)%
Cash flows provided by operating activities	$149	$952	$(803)	(84.3)%
Total deferred revenue (period end)	$19,587	$18,468	$1,119	6.1%

The increase in total revenue in Q2 2007 from Q1 2007 was primarily attributable to an 8.3%, or $857, increase in new software license revenue. The increase in new software license revenue in Q2 2007 as compared to Q1 2007 was due to an increase in software license revenue to United States government customers, which was partially offset by a decrease in sales to enterprise customers and sales to service providers.

Our international revenue decreased 22.6% to $3,835 for Q2 2007, from $4,954 for Q1 2007. International revenue accounted for 16.2% and 21.9% of total revenue for Q2 2007 and Q1 2007, respectively. We expected to experience a decrease in international revenue from Q1 2007 to Q2 2007 due to a decrease in business activity we historically experience in Europe during the months of July and August. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future but fluctuate from period to period. Sales to corporate enterprises accounted for the largest portion of international revenue during Q2 2007. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in the international markets.

Our gross margin for Q2 2007 increased to 79.2% from 78.9% for Q1 2007. The sequential increase in gross margin was primarily due to an $857 sequential increase in license revenue. License revenue accounted for 47.4% of total revenue in Q2 2007 as compared to 45.6% in Q1 2007. Gross margin on license revenue for Q2 2007 was 98.3%, which was considerably higher than gross margin on other revenue sources.

Our operating margin decreased to 7.6% during Q2 2007 from 8.0% during Q1 2007. The decrease in operating margin during Q2 2007 as compared to Q1 2007 was largely the result of an increase in sales and marketing expenses. The increase in sales and marketing expenses was primarily the result of a $750 sequential increase in sales commissions. The $750 increase in sales commissions was the result of a significant increase in bookings during Q2 2007 as compared to Q1 2007. Since we generally calculate sales commissions based on bookings as opposed to revenue, the significant sequential increase in bookings contributed to the $750 increase in sales commissions.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We currently expect future growth opportunities in revenue to come from sales to enterprise customers and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during the remainder of fiscal 2007 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. General and administrative expenses are expected to increase as we continue to expand our operations; however, we expect the dollar amount of general and administrative expenses to decrease during fiscal 2007, as compared to fiscal 2006, due to the settlement of the lawsuit filed by Compuware Corporation (see Note 9 to the consolidated financial statements for additional information).

Operating Margin. Because a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings.

Critical Accounting Policies and Use of Estimates

Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 for a further discussion of our critical accounting policies.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2007 and the adoption of SFAS 123R, we followed the intrinsic value method of accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. We have elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. We adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the unvested portion of awards outstanding as of April 1, 2006. Stock based compensation for awards granted prior to April, 1, 2006 is based upon the grant date fair value of such compensation as determined under pro forma provisions of SFAS No 123.

Stock Options

Our stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model, consistent with that used for pro forma disclosure under SFAS No 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury Bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyzed the historic volatility of our common stock.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

Restricted Stock

Our restricted stock grants are accounted for as equity awards. The expense is based on the closing price of our common stock on the award date, and is recognized on a straight-line basis over the requisite service period. We did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions.

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
New software licenses	47.4%	41.5%	46.5%	40.9%
Software license updates and technical support	29.6	32.6	29.1	33.7
Professional services	23.0	25.9	24.4	25.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.8	1.0	0.7	1.0
Software license updates and technical support	3.2	3.7	3.2	3.7
Professional services	16.0	17.4	16.2	18.5
Amortization of acquired technology	0.8	1.0	0.8	1.2

Total cost of revenue	20.8	23.1	20.9	24.4

Gross profit	79.2	76.9	79.1	75.6

Operating expenses:
Research and development	22.8	25.6	23.0	26.5
Sales and marketing	37.7	34.3	36.7	35.0
General and administrative	11.1	16.9	11.6	17.4

Total operating expenses	71.6	76.8	71.3	78.9

Income (loss) from operations	7.6	0.1	7.8	(3.3)
Interest and other income, net	4.2	3.4	4.1	3.2

Income (loss) before provision for income taxes	11.8	3.5	11.9	(0.1)
Provision for income taxes	4.5	1.1	4.6	0.0

Net income (loss)	7.3%	2.4%	7.3%	(0.1)%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Cost of Revenue:
New software licenses	1.7%	2.4%	1.5%	2.6%
Software license updates and technical support	10.9	11.3	10.9	11.0
Professional services	69.4	67.0	66.6	73.2

Revenue

New Software License Revenue. New software license revenue was $11,183 and $7,584 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 47.5%. For the three months ended September 30, 2006, as compared to the same period in fiscal 2006, the increase in license revenue was primarily due to an increase in sales to United States government customers and enterprise customers, which was partially offset by a decrease in sales to service providers. New software license revenue was $21,509 and $14,210 for the six months ended September 30, 2006 and 2005, respectively, representing an increase of 51.4%. For the six months ended September 30, 2006, as compared to the same period in fiscal 2006, the increase in license revenue was primarily due to an increase in sales to enterprise customers and sales to United States government customers, which was partially offset by a decrease in sales to service providers.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $6,983 and $5,951 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 17.3%. Software license updates and technical support revenue was $13,437 and $11,724 for the six months ended September 30, 2006 and 2005, respectively, representing an increase of 14.6%. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue for the three and six months ended September 30, 2006, as compared to the same period in fiscal 2006, reflect increases in the overall customer-installed base.

Professional Service Revenue. The components of professional services for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Consulting services	$5,141	$4,446	$10,559	$8,178
Training and other income	310	283	744	629

Professional service revenue	$5,451	$4,729	$11,303	$8,807

Professional service revenue was $5,451 and $4,729 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 15.3%. Consulting service revenue accounted for 94.3% and 94.0% of professional service revenue for the three months ended September 30, 2006 and 2005, respectively. Professional service revenue was $11,303 and $8,807 for the six months ended September 30, 2006 and 2005, respectively, representing an increase of 28.3%. Consulting service revenue accounted for 93.4% and 92.9% of professional service revenue for the six months ended September 30, 2006 and 2005, respectively. The increase for the three and six months ended September 30, 2006 as compared to the same period in the prior fiscal year was primarily due to an increase in revenue from United States government customers, and to a lesser extent, enterprise customers.

In January 2003, we were awarded a long term consulting contract with the United States Department of Defense. In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $688 and $1,379 of consulting revenue for the three and six months ended September 30, 2006, respectively. The funding under this contract through September 30, 2006 was $2,968. The option year for calendar year 2007 under this contract may be exercised by the United States Department of

Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue.

Our international revenue was $3,835 and $3,857 for the three months ended September 30, 2006 and 2005, respectively. The decrease in our international revenue was primarily the result of a decrease in sales to service providers and in sales to network equipment manufacturers, which was partially offset by an increase in sales to enterprise customers. Our international revenue decreased as a percentage of total revenue to 16.2% for the three months ended September 30, 2006 from 21.1% for the same period in fiscal 2006. Our international revenue was $8,789 and $7,327 for the six months ended September 30, 2006 and 2005, respectively. The increase in our international revenue was primarily the result of an increase in sales to enterprise customers. Our international revenue decreased as a percentage of total revenue to 19.0% for the six months ended September 30, 2006 from 21.1% for the same period in fiscal 2006. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international sales to enterprise customers. Revenue from enterprise customers and service providers accounted for the largest percentage of international revenue for the three months ended September 30, 2006 and 2005, respectively. Revenue from enterprise customers accounted for the largest percentage of international revenue for the six months ended September 30, 2006 and 2005.

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

Cost of New Software License Revenue. Cost of software license revenue was $195 and $182 for the three months ended September 30, 2006 and 2005, respectively. Gross margin on software license revenue increased to 98.3% for the three months ended September 30, 2006 from 97.6% for the same period in fiscal 2006. Cost of software license revenue was $321 and $362 for the six months ended September 30, 2006 and 2005, respectively. Gross margin on software license revenue increased to 98.5% for the six months ended September 30, 2006 from 97.5% for the same period in fiscal 2006. The cost of new software license revenue is primarily comprises royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin. The increase in the cost of new software licenses for the three months ended September 30, 2006 as compared to the same period in fiscal 2006 was the result of an increase in sales of software that require royalty payments. The decrease in the cost of new software licenses for the six months ended September 30, 2006 as compared to the same period in fiscal 2006 was the result of a decrease in sales of software that require royalty payments.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue were $761 and $673 for the three months ended September 30, 2006 and 2005, respectively. The increase in the cost of software license updates and technical support revenue for the three months ended September 30, 2006 as compared to the same period in fiscal 2006 was the result of an increase in staffing levels necessary to support our customers. Gross margin on software license updates and technical support revenue increased to 89.1% for the three months ended September 30, 2006 from 88.2% for the same period in fiscal 2006. Cost of software license updates and technical support revenue were $1,468 and $1,293 for the six months ended September 30, 2006 and 2005, respectively. The increase in the cost of software license updates and technical support revenue for the six months ended September 30, 2006 as compared to the same period in fiscal 2006 was the result of an increase in staffing levels necessary to support our customers. Stock-

based compensation expense allocated to cost of software license updates and technical support in connection with our application of SFAS 123R was $6 and $9 for the three and six months ended September 30, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006. Gross margin on software license updates and technical support revenue increased to 89.1% for the six months ended September 30, 2006 from 89.0% for the same period in fiscal 2006.

Cost of Professional Service Revenue. Cost of professional service revenue was $3,782 and $3,170 for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of professional service revenue was primarily due to an increase in personnel costs related to the increase in our consulting staff to meet demand for consulting services. Gross margin on professional service revenue decreased to 30.6% for the three months ended September 30, 2006 from 33.0% for the same period in fiscal 2006. The decrease in gross margin for the three months ended September 30, 2006 as compared to the same period in fiscal 2006 was primarily the result of an increase in personnel costs and a decrease in consulting staff utilization. Cost of professional service revenue was $7,523 and $6,444 for the six months ended September 30, 2006 and 2005, respectively. The increase in cost of professional service revenue was primarily due to an increase in personnel costs related to the increase in our consulting staff to meet demand for consulting services. Gross margin on professional service revenue increased to 33.4% for the six months ended September 30, 2006 from 26.8% for the same period in fiscal 2006. The increase in gross margin for the six months ended September 30, 2006 as compared to the same period in fiscal 2006 was primarily due to an increase in the effective billing rates of consulting projects. Stock-based compensation expense allocated to cost of professional services in connection with our application of SFAS 123R was $80 and $118 for the three and six months ended September 30, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Operating Expenses

Research and Development. Research and development expenses were $5,373 and $4,677 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 14.9%. Research and development expenses were $10,589 and $9,188 for the six months ended September 30, 2006 and 2005, respectively, representing an increase of 15.2%. The increase in expenses for the three and six month periods ended September 30, 2006 and 2005, respectively, was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development in connection with our application of SFAS 123R was $209 and $315 for the three and six months ended September 30, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Sales and Marketing. Sales and marketing expenses were $8,904 and $6,258 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 42.3%. Sales and marketing expenses were $16,967 and $12,176 for the six months ended September 30, 2006 and 2005, respectively, representing an increase of 39.3%. The increase in expenses for the three and six months ended September 30, 2006 and 2005, respectively, was due to higher commission expense, and to a lesser extent, higher personnel costs as a result of increased staffing levels necessary to pursue our business plan. Stock-based compensation expense allocated to sales and marketing in connection with our application of SFAS 123R was $112 and $176 for the three and six months ended September 30, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

General and Administrative. General and administrative expenses were $2,620 and $3,091 for the three months ended September 30, 2006 and 2005, respectively, representing a decrease of 15.2%. The decrease in expense was primarily the result of a $1,105 decrease in legal fees associated with the lawsuit filed by Compuware Corporation, which was partially offset by increases in compensation costs. General and administrative expenses were $5,388 and $6,041 for the six months ended September 30, 2006 and 2005, respectively, representing a decrease of 10.8%. The decrease in expense was primarily the result of a $1,464 decrease in legal fees associated with the lawsuit filed by Compuware Corporation (see note 9 to the consolidated financial statements for additional information on the lawsuit filed by Compuware Corporation), which was partially offset by increases in compensation costs and professional services. Stock-based compensation expense allocated to general and administrative expense in connection with our application of SFAS 123R was $126 and $169 for the three and six months ended September 30, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Interest and Other Income, net. Interest and other income, net, was $988 and $614 for the three months ended September 30, 2006 and 2005, respectively. Interest and other income, net, was $1,891 and $1,127 for the six months ended September 30, 2006 and 2005, respectively. The increase in interest income was primarily the result of an increase in interest rates for the three and six months ended September 30, 2006 as compared to the same periods in fiscal 2006.

Provision for Income Taxes. Our effective tax rates were 38.0% and 30.7% for the three months ended September 30, 2006 and 2005, respectively. Our effective tax rates were 38.9% and 24.8% for the six months ended September 30, 2006 and 2005, respectively. The increase in our effective tax rate for the three and six months ended September 30, 2006 as compared to the same periods in fiscal 2006 was primarily the result of a decrease in tax credits we had available to offset income tax expense. The decrease in tax credits we had available to offset income tax expense for the three and six months ended September 30, 2006 as compared to the same periods in fiscal 2006 was primarily due to the December 31, 2005 expiration of the R&D Tax Credit as defined in section 41 of the Internal Revenue Code. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, state taxes, foreign tax expense and the amount of foreign tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of September 30, 2006, we had cash, cash equivalents and marketable securities totaling $86,428.

Cash provided by operating activities was $149 for the six months ended September 30, 2006, and cash used in operating activities was $781 for the six months ended September 30, 2005. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities for the six months ended September 30, 2006 as compared to the same period in fiscal 2006 was primarily attributable to an increase in deferred revenue and net income, which was partially offset by an increase in accounts receivable.

Net cash used in investing activities was $24,489 for the six months ended September 30, 2006, and net cash provided by investing activities was $23,025 for the six months ended September 30, 2005. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the six months ended September 30, 2006, funds were used to purchase marketable securities of $49,888, purchase property and equipment of $1,020, and to purchase acquired technology of $281. Proceeds from the sale or maturity of investments were $26,700 for the six months ended September 30, 2006. For the six months ended September 30, 2005, funds were used to purchase marketable securities of $12,727, and to purchase property and equipment of $616. Proceeds from the sale or maturity of investments were $36,368 for the six months ended September 30, 2005.

Net cash provided by financing activities was $1,184 for the six months ended September 30, 2006, and net cash used in financing activities was $805 for the six months ended September 30, 2005. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the Sate of Maryland under the Maryland Economic Development Assistance Fund during the six months ended September 30, 2006. We used cash of $453 and $1,094 to acquire 34 and 135 shares of treasury stock during the six months ended

September 30, 2006 and 2005, respectively. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. Prior to the adoption of SFAS 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 31, 2006 and 2005, excess tax benefits from the exercise of stock options were $364 and $7, respectively.

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

The following table summarizes our contractual arrangements at September 30, 2006, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Facilities Operating Lease Obligations	$13,661	$3,452	$6,293	$3,916	$—
Purchase Obligations	154	61	93	—	—

Total	$13,815	$3,513	$6,386	$3,916	$—

In November 2006, we plan to enter into an operating lease to replace existing space that will increase our operating lease obligations in aggregate by $43 over the next year. As of September 30, 2006, we do not have any material capital lease obligations, either individually or in the aggregate.

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

At September 30, 2006, we had $44,112 in cash and cash equivalents and $42,316 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2006, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $864.

The majority of the revenue transactions and all operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2006. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(in thousands, except per share data)

ITEM 1. Legal Proceedings

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

In January 2003, we were awarded a consulting contract with the United States Department of Defense. The funding under this contract for calendar year 2003 was $3,147, and there are four successive option years under the contract that may be exercised by the United States Department of Defense in its discretion. In January 2004, the United States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 was $3,520. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. Our results of operations could be adversely affected if any of the remaining options are not exercised, the contract otherwise does not receive additional funding, or has a reduction in funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 46% of our total revenue for the six months ended September 30, 2006 and 2005, respectively. Government sales entail a variety of risks including:

•	Government contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years.

•	A significant decline in government expenditures generally, or a shift in budget priorities away from agencies or programs that we support, could cause a material decline in our government business. In particular, a decline in government spending on information technology or related services could hurt our government business.

•	Our products and services are included on a General Services Administration, or GSA,, schedule. We believe that the GSA schedule facilitates our sales to Unites States government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•	Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business might decline.

•	The federal government audits and reviews the performance of federal contractors on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work could result in a finding that we overcharged the government, which could result in an adjustment to our previously reported operating results. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with United States federal government agencies.

•	Many of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur losses on contracts, which would adversely affect our operating results.

•	A portion of our sales to the United States government are made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the government. We also team with prime contractors to bid on competitive government opportunities for which we hope to serve as a subcontractor. If prime contractors lose existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.

•	We could face expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or our prime contractors pursuant to competitive bidding.

•	Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause; reduce or modify contracts or subcontracts; and claim rights in products, systems, and technology produced by us.

If our newest products, particularly those targeted primarily for enterprises and United States government agencies, do not gain widespread market acceptance, our revenue might not increase and could even decline.

We expect to derive a substantial portion of our revenue in the future from sales to enterprises and United States government agencies of version 12.0 of IT Guru, which was released in September 2006, and its associated modules including Application Characterization Environment, ACE Decode Module, ACE Advanced Console, NetDoctor, Planning and Design, and Flow Analysis, and VNE Server 4.0 which was released in September 2006. Our business depends on customer acceptance of these products and our revenue may not increase, or may even decline, if our target customers do not adopt and expand their use of our products. In addition, sales of our OPNET Modeler product, which we have been selling since 1987, have fluctuated from quarter-to-quarter, including periods of declining sales. Sales of our OPNET Modeler could decline in the future for a variety of reasons, including market saturation and the financial condition of network equipment manufacturers, and if sales of our newer products do not grow at a rate sufficient to offset the shortfall, our revenue would decline.

We may not be able to grow our business, if service providers do not buy our products.

An element of our strategy is to increase sales to service providers. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represent a majority of annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

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

Our plan is to increase our international sales activities, but these plans are subject to a number of risks that could cause sales to decline or could otherwise cause a decline in profitability. These risks include:

•	difficulty in attracting distributors that will market and support products effectively;

•	difficulty in accounts receivable collection and longer collection periods;

•	the need to comply with varying employment policies and regulations that could make it more difficult and expensive to manage employees if the need to establish more direct sales or support staff outside the United States occurs;

•	potentially adverse tax consequences;

•	the effects of currency fluctuations; and

•	political and economic instability.

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

We may acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2006	—	—	—	590
August 1 – 31, 2006	2	$12.55	2	588
September 1 – 30, 2006	32	$13.37	32	556

Total	34	$13.33	34	556

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of OPNET held on September 13, 2006, OPNET’s nominees for the two Class II Directors for the ensuing three years were elected and the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year was ratified.

With respect to the election of two Class III Directors, the voting was as follows:

Nominees	For	Withheld
Marc A. Cohen	18,003,210	1,147,229
William F. Stasior	17,928,655	1,221,784

With respect to ratification of the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year, the voting was as follows:

For	11,791,188
Against	7,349,091
Abstain	10,160

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: November 6, 2006	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith