Form 10-Q
period 2006-12-31
OPNET TECHNOLOGIES INC
filed 2007-02-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares of the registrant’s Common Stock outstanding on February 1, 2007 was 20,562,876.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,913	$66,710
Marketable securities	54,200	19,151
Accounts receivable, net of $144 and $140 in allowance for doubtful accounts at December 31, and March 31, 2006, respectively	16,928	12,765
Unbilled accounts receivable	3,481	2,616
Deferred income taxes, prepaid expenses and other current assets	3,639	2,339

Total current assets	115,161	103,581
Property and equipment, net	6,409	6,088
Intangible assets, net	1,063	1,240
Goodwill	14,639	14,639
Deferred income taxes and other assets	1,922	1,799

Total assets	$139,194	$127,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$1,019
Accrued liabilities	7,264	8,539
Deferred and accrued income taxes	283	527
Current portion of notes payable	—	47
Deferred rent	—	89
Deferred revenue	19,377	15,800

Total current liabilities	27,202	26,021

Accrued liabilities	189	—
Notes payable	—	103
Deferred rent	1,215	1,033
Deferred revenue	652	779
Deferred income tax	15	13

Total liabilities	29,273	27,949

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 27,123 and 26,738 shares issued at December 31, and March 31, 2006, respectively; 20,521 and 20,195 shares outstanding at December 31, and March 31, 2006, respectively	27	27
Additional paid-in capital	84,869	80,984
Deferred compensation	—	(393)
Retained earnings	33,236	26,850
Accumulated other comprehensive income (loss)	361	(345)
Treasury stock, at cost – 6,602 and 6,543 shares at December 31, and March 31, 2006, respectively	(8,572)	(7,725)

Total stockholders’ equity	109,921	99,398

Total liabilities and stockholders’ equity	$139,194	$127,347

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
New software licenses	$10,974	$8,436	$32,483	$22,646
Software license updates and technical support	7,185	6,198	20,622	17,922
Professional services	6,363	5,464	17,666	14,271

Total revenue	24,522	20,098	70,771	54,839

Cost of revenue:
New software licenses	197	184	518	546
Software license updates and technical support	752	639	2,220	1,932
Professional services	4,033	3,517	11,556	9,961
Amortization of acquired technology	182	192	559	575

Total cost of revenue	5,164	4,532	14,853	13,014

Gross profit	19,358	15,566	55,918	41,825

Operating expenses:
Research and development	5,512	4,608	16,101	13,796
Sales and marketing	8,259	6,813	25,226	18,989
General and administrative	2,854	3,826	8,242	9,867

Total operating expenses	16,625	15,247	49,569	42,652

Income (loss) from operations	2,733	319	6,349	(827)
Interest and other income, net	993	746	2,884	1,873

Income before provision (benefit) for income taxes	3,726	1,065	9,233	1,046
Provision (benefit) for income taxes	702	(101)	2,847	(106)

Net income	$3,024	$1,166	$6,386	$1,152

Basic net income per common share	$0.15	$0.06	$0.32	$0.06

Diluted net income per common share	$0.14	$0.06	$0.30	$0.06

Basic weighted average common shares outstanding	20,365	20,229	20,270	20,345

Diluted weighted average common shares outstanding	21,387	20,523	21,125	20,607

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,386	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,767	1,770
Provision for losses on accounts receivable	28	—
Deferred income taxes	(304)	699
Non-cash stock-based compensation expense	1,148	12
Loss on disposition of fixed assets	9	2
Changes in assets and liabilities:
Accounts receivable	(5,056)	(303)
Prepaid expenses and other current assets	(1,114)	(326)
Other assets	36	(580)
Accounts payable	(741)	625
Accrued liabilities	(1,137)	604
Accrued income taxes	(283)	(135)
Deferred revenue	3,450	960
Tax benefit from exercise of stock options	—	(13)
Deferred rent	93	25

Net cash provided by operating activities	4,282	4,492

Cash flows from investing activities:
Purchase of property and equipment	(1,538)	(918)
Purchase of investments	(97,817)	(22,922)
Proceeds from sale/maturity of investments	62,750	41,412
Acquired technology	(331)	—

Net cash (used in) provided by investing activities	(36,936)	17,572

Cash flows from financing activities:
Payment of note payable	(150)	—
Acquisition of treasury stock	(847)	(3,055)
Proceeds from exercise of common stock options	2,042	125
Tax benefit from exercise of stock options	725	—
Issuance of common stock under employee stock purchase plan	364	497

Net cash provided by (used in) financing activities	2,134	(2,433)

Effect of exchange rate changes on cash and cash equivalents	723	(379)

Net (decrease) increase in cash and cash equivalents	(29,797)	19,252
Cash and cash equivalents, beginning of period	66,710	38,171

Cash and cash equivalents, end of period	$36,913	$57,423

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of management software for networks and applications. The Company’s solutions address application performance management, capacity planning and design, network operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets product suites in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets products through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Sydney, Australia; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC. The March 31, 2006 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2006 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Cash paid during the fiscal year:
Income tax (benefit)	$629	$(37)	$2,699	$86

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

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Topic 1N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” or SAB 108. SAB 108 interprets the staff’s views regarding the process of quantifying financial statement misstatements and is effective for financial statements issued for fiscal years ending after November 15, 2006. The Company will apply the guidance provided by SAB 108 as necessary.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, or SFAS No. 158. The statement requires an entity to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status of a plan in comprehensive income (a component of shareholders’ equity) in the year in which the changes occur. The statement also expands the disclosure requirements associated with defined benefit postretirement plans. The statement does not change the calculation of the net periodic benefit cost to be included in net income. The statement is effective for fiscal years ending after December 15, 2006, except for the provision that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year which is effective for fiscal years ending after December 15, 2008. The Company’s results of operations and financial condition will not be impacted by SFAS No. 158 since the Company does not have any pension or other postretirement plans.

3. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Pan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2006 or calendar year 2007. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over four years from the date of the grant. Restricted stock granted to non-employees under this plan generally vests over six months from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. The Company adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the nonvested portion of awards outstanding as of April 1, 2006. Stock-based compensation for awards granted prior to April 1, 2006 is based upon the grant date fair value of such compensation as determined under the pro forma provisions of SFAS No 123.

Prior to the adoption of SFAS 123R, the Company reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2006 and 2005, excess tax benefits from the exercise of stock options were $361 and $13, respectively. For the nine months ended December 31, 2006 and 2005, excess tax benefits from the exercise of stock options were $725 and $13, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2006 is as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
	(in thousands)
Stock options	$133	$828
Restricted Stock	88	164
ESPP	63	156

Total stock-based compensation	$284	$1,148

The nonvested stock-based deferred compensation of $1,887 is comprised of $826 related to unvested stock options, $1,040 related to unvested restricted stock and $21 related to the ESPP. The cost of the nonvested stock options, nonvested restricted stock and ESPP are expected to be recognized over a weighted average period of 1.5 years, 3.3 years and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended December 31, 2006
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,091	$10.53	—	—	$7.36
Granted	—	—	—	—	—
Exercised	(123)	$8.00	—	$914	$5.61
Forfeited or expired	(4)	$7.63	—	$26	$4.18

Outstanding at end of period	2,964	$10.64	5.16	$12,048	$7.45

Exercisable at end of period	2,762	$10.71	4.96	$11,074	$7.58

Nonvested at end of period	202	$9.63	7.91	$974	$5.69

	Three Months Ended December 31, 2005
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,549	$10.10	—	—	$7.12
Granted	—	—	—	—	—
Exercised	(14)	$5.23	—	$59	$3.71
Forfeited or expired	(5)	$10.93	—	$19	$7.60

Outstanding at end of period	3,530	$10.12	5.53	$16,135	$7.13

Exercisable at end of period	3,029	$10.49	5.23	$12,835	$7.45

Nonvested at end of period	501	$7.86	7.30	$3,300	$5.21

	Nine Months Ended December 31, 2006
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,233	$10.37	—	—	$7.31
Granted	30	$13.25	—	$36	$3.90
Exercised	(270)	$7.58	—	$1,713	$5.34
Forfeited or expired	(29)	$11.34	—	$92	$7.69

Outstanding at end of period	2,964	$10.64	5.16	$12,048	$7.45

Exercisable at end of period	2,762	$10.71	4.96	$11,074	$7.58

Nonvested at end of period	202	$9.63	7.91	$974	$5.69

	Nine Months Ended December 31, 2005
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,573	$10.10	—	—	$7.13
Granted	30	$8.61	—	—	$4.31
Exercised	(28)	$4.40	—	$118	$3.09
Forfeited or expired	(45)	$10.81	—	$10	$7.58

Outstanding at end of period	3,530	$10.12	5.53	$3,862	$7.13

Exercisable at end of period	3,029	$10.49	5.23	$3,179	$7.45

Nonvested at end of period	501	$7.86	7.30	$683	$5.21

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

During the three months ended December 31, 2006 and 2005, there were no stock options granted. The weighted average assumptions for the nine months ended December 31, 2006 and 2005 are as follows:

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Risk-free interest rate	5.02%	3.90%
Expected dividend yield	0.00%	0.00%
Expected life	2 years	4 years
Volatility factor	43%	61%

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. To date there has been no change in the Company’s forfeiture rate, so there has been no impact on compensation cost.

During the three months ended December 31, 2006 and 2005, respectively, we received proceeds of approximately $983 and $75 and issued 123 and 14 shares of common stock, pursuant to employee exercises of stock options. During the nine months ended December 31, 2006 and 2005, respectively, we received proceeds of approximately $2,042 and $125 and issued 270 and 28 shares of common stock, pursuant to employee exercises of stock options.

Because the Company adopted SFAS 123R using the modified prospective method, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three and nine month periods ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(In thousands, except per share data)
Net income	$1,166	$1,152
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(432)	(1,317)

Pro forma net income (loss)	$734	$(153)

Basic net income (loss) per common share:
As reported	$0.06	$0.06
Pro forma	$0.04	$(0.01)
Diluted net income (loss) per common share:
As reported	$0.06	$0.06
Pro forma	$0.04	$(0.01)

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

All of these options had an exercise price of $11.75, a grant date of October 23, 2003, and a vesting schedule that provided for pro rata annual vesting for 99.8% of the grants over five years from the date of the grant and for all cliff vesting for 0.2% of the grant in three years from the date of the grant. In the case of options held by executive officers of the Company, vesting was accelerated with respect to 48 shares for the Company’s CEO.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. As a result, there were no restricted stock grants for the three and nine months ended December 31, 2005. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants is as follows:

	Three Months Ended December 31, 2006		Nine Months Ended December 31, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value	Restricted Stock Grants	Weighted Average Grant Fair Value
	(in thousands, except per share data)		(in thousands except per share data)
Nonvested at beginning of period	86	$10.55	43	$9.39
Granted	25	$14.61	68	$12.80
Vested	(1)	$13.44	(1)	$13.44
Forfeited	—	—	—	—

Nonvested at end of period	110	$11.44	110	$11.44

4. Intangible Assets

Intangible assets consisted of the following:

	At December 31, 2006	At March 31, 2006
	(in thousands)
Acquired and purchased technology	$2,047	$4,165
Accumulated amortization	(984)	(2,925)

Intangible assets, net	$1,063	$1,240

Acquired and purchased technology resulted in amortization expense for the three months ended December 31, 2006 and 2005 of $182 and $192, respectively and for the nine months ended December 31, 2006 and 2005 of $559 and $575, respectively. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects future amortization expenses attributable to these acquisitions of $189 during the three months ending March 31, 2007, $543 in the fiscal year ending March 31, 2008, and $356 in the fiscal year ending March 31, 2009.

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income (numerator):
Basic and diluted net income	$3,024	$1,166	$6,386	$1,152

Shares (denominator):
Weighted average basic shares outstanding	20,365	20,229	20,270	20,345
Plus:
Effect of other dilutive securities – options	997	294	843	262
Effect of other dilutive securities – unvested stock	25	—	12	—

Weighted average diluted shares outstanding	21,387	20,523	21,125	20,607

Net income per common share:
Basic	$0.15	$0.06	$0.32	$0.06
Diluted	$0.14	$0.06	$0.30	$0.06

6. Stockholders’ Equity

In January 2006, the Company amended the plan period end date for the ESPP, so that the plan periods would no longer end on the last day of the calendar quarter. In order to implement this change, the ESPP plan period that began January 1, 2006 was extended one month, to run from January 1, 2006 through July 31, 2006.

During the three months ended December 31, 2006, employees did not purchase any shares of common stock under the ESPP, as ESPP purchases are made in January and July of each year. During the three months ended December 31, 2005, employees purchased 38 shares of common stock under the ESPP, resulting in proceeds to us of approximately $258. During the nine months ended December 31, 2006 and 2005, respectively, employees purchased 47 and 72 shares of common stock under the ESPP, resulting in proceeds to us of approximately $364 and $497.

7. Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. Revenue from transactions with United States government agencies was approximately 40% and 44% of total revenue for the three months ended December 31, 2006 and 2005, respectively. Revenue from transactions with United States government agencies was approximately 44% and 46% of total revenue for the nine months ended December 31, 2006 and 2005, respectively. No single customer accounted for 10% or more of revenue for the three and nine months ended December 31, 2005 and 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at December 31, and March 31, 2006. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands)
Geographic Area:
United States	$19,329	$16,056	$56,786	$43,471
International	5,193	4,042	13,985	11,368

Total revenue	$24,522	$20,098	$70,771	$54,839

Geographic Area:
United States	78.8%	79.9%	80.2%	79.3%
International	21.2%	20.1%	19.8%	20.7%

Total revenue	100.0%	100.0%	100.0%	100.0%

8. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$3,024	$1,166	$6,386	$1,152
Foreign currency translation adjustments	165	(137)	723	(379)
Unrealized gain (loss) on marketable securities	5	—	(18)	44

Total comprehensive income	$3,194	$1,029	$7,091	$817

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

10. Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $395 and $1,961 to purchase 25 and 214 shares during the three months ended December 31, 2006 and 2005, respectively, at an average price of $15.79 and $9.14. The Company expended $847 and $3,055 to purchase 59 and 350 shares during the nine months ended December 31, 2006 and 2005, respectively, at an average price of $14.37 and $8.73. As of December 31, 2006, the Company had repurchased 469 shares of common stock under this program.

11. Income Taxes

The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to the Company. The Company’s effective tax rate for the three and nine month periods ended December 31, 2006 was impacted by legislation that was passed in December 2006, which reinstated the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code back to January 1, 2006. The Company adjusted its tax provision for the three and nine months ended December 31, 2006 to reflect an estimated tax benefit from this credit of $603. The decrease in the Company’s effective tax rate to 18.8% for the three months ended December 31, 2006 from 38% for the three months ended September 30, 2006 was primarily the result of adjusting the Company’s tax provision for the estimated Research and Development tax credit benefit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations                 (in thousands, except per share data)

The following discussion and analysis relate to our financial condition and results of operations for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates and technical support, and (3) professional services, which include consulting and training services. New software license revenue represents all fees earned from granting customers licenses to use our software, and exclude revenue derived from software license updates, which are included in software license updates and technical support revenue. Our software master license agreement provides our customers with the right to use the software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For the nine months ended December 31, 2006, perpetual licenses represented approximately 99% of software license transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates and technical support. Software license updates and technical support revenue represent fees associated with the sale of unspecified license updates and technical support under our maintenance agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of the technology.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended December 31, 2006, or Q3 2007, as compared to the three months ended September 30, 2006, or Q2 2007, we generated growth in total revenue, gross profit, operating income, net income, cash, cash equivalents and marketable securities and deferred revenue. Our operating margin increased to 11.1% for Q3 2007 from 7.6% for Q2 2007.

The following table summarizes information on certain key metrics:

	Three Months Ended
	December 31, 2006	September 30, 2006	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$24,522	$23,617	$905	3.8%
Total cost of sales	$5,164	$4,924	$240	4.9%
Gross profit	$19,358	$18,693	$665	3.6%
Gross profit as a percentage of total revenue (gross margin)	78.9%	79.2%
Total operating expenses	$16,625	$16,897	$(272)	(1.6)%
Income from operations	$2,733	$1,796	$937	52.2%
Income from operations as a percentage of total revenue (operating margin)	11.1%	7.6%
Net income	$3,024	$1,727	$1,297	75.1%
Diluted net income per common share	$0.14	$0.08	$0.06	75.0%
Total employees (period end)	475	455	20	4.4%
Total average employees	469	453	16	3.5%
Total consultants (period end)	103	104	(1)	1.0%
Total average quota-carrying sales persons	77	72	5	6.9%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$91,113	$86,428	$4,685	5.4%
Cash flows provided by (used in) operating activities	$4,133	$(803)	$4,936	614.7%
Total deferred revenue (period end)	$20,029	$19,587	$442	2.3%

The increase in total revenue in Q3 2007 from Q2 2007 was primarily attributable to a 16.7%, or $912, increase in professional services revenue. The increase in professional services revenue in Q3 2007 as compared to Q2 2007 was due to an increase in professional services revenue from enterprise customers, and to a lesser extent, United States government customers.

Our international revenue increased 35.4% to $5,193 for Q3 2007, from $3,835 for Q2 2007. International revenue accounted for 21.2% and 16.2% of total revenue for Q3 2007 and Q2 2007, respectively. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future but fluctuate from period to period. Sales to corporate enterprises accounted for the largest portion of international revenue during Q3 2007. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in the international markets.

Our gross profit increased $665 to $19,358 for Q3 2007 from $18,693 for Q2 2007, while our gross margin for Q3 2007 decreased to 78.9% from 79.2% for Q2 2007. The sequential increase in gross profit was primarily attributable to a $912 increase in professional services revenue. The sequential increase in our professional services revenue decreased our gross margin, since the gross margin on our professional services revenue is significantly lower than the gross margin on new license revenue and software license updates and technical support revenue. Gross margin on professional services revenue for Q3 2007 was 36.6%, while gross margin on new software license revenue and software license updates and technical support revenue was 98.2% and 89.5%, respectively. Professional services revenue accounted for 25.9% of total revenue in Q3 2007 as compared to 23.1% in Q2 2007.

Our operating margin increased to 11.1% during Q3 2007 from 7.6% during Q2 2007. The increase in operating margin during Q3 2007 as compared to Q2 2007 was largely the result of a decrease in commission expense of $490, and to a lesser extent, the reversal of $280 of accrued international payroll tax expense. We determined that the individuals associated with this accrued expense were consultants and the expense was not our liability. The decrease in commission expense was primarily the result of an unusually high ratio of sales bookings to revenue that occurred during Q2 2007. Since we generally calculate sales commissions based on bookings as opposed to revenue, the unusually high ratio of sales bookings to revenue that occurred during Q2 2007 contributed to unusually high commission expense during Q2 2007. Consequently, the decrease in commission expense of $490 from Q3 2007 to Q2 2007 is primarily the result of the ratio of sales bookings to revenue during Q3 of 2007 being more consistent with our experience.

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

Critical Accounting Policies and Use of Estimates

On April 1, 2006 we adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation.” We have identified our accounting for stock-based compensation as a critical accounting policy, as this policy affects the reported amount of stock-based compensation expense and involves the use of management’s judgments and estimates. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 for a further discussion of our critical accounting policies.

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

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. We have elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. We adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the unvested portion of awards outstanding as of April 1, 2006. Stock-based compensation for unvested awards granted prior to April, 1, 2006 is based upon the grant date fair value of such compensation as determined under pro forma provisions of SFAS No 123.

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

Restricted Stock

Our restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. We did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions.

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
New software licenses	44.8%	42.0%	45.9%	41.3%
Software license updates and technical support	29.3	30.8	29.1	32.7
Professional services	25.9	27.2	25.0	26.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.9	0.9	0.8	1.0
Software license updates and technical support	3.1	3.2	3.1	3.5
Professional services	16.4	17.4	16.3	18.2
Amortization of acquired technology	0.7	1.0	0.8	1.0

Total cost of revenue	21.1	22.5	21.0	23.7

Gross profit	78.9	77.5	79.0	76.3

Operating expenses:
Research and development	22.5	23.0	22.8	25.2
Sales and marketing	33.7	33.9	35.6	34.6
General and administrative	11.6	19.0	11.6	18.0

Total operating expenses	67.8	75.9	70.0	77.8

Income (loss) from operations	11.1	1.6	9.0	(1.5)
Interest and other income, net	4.0	3.7	4.1	3.4

Income before provision for income taxes	15.1	5.3	13.1	1.9
Provision (benefit) for income taxes	2.9	(0.5)	4.0	(0.2)

Net income	12.2%	5.8%	9.1%	2.1%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Cost of Revenue:
New software licenses	1.8%	2.2%	1.6%	2.4%
Software license updates and technical support	10.5	10.3	10.8	10.8
Professional services	63.4	64.4	65.4	69.8

Revenue

New Software License Revenue. New software license revenue was $10,974 and $8,436 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 30.1%. New software license revenue was $32,483 and $22,646 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 43.4%. For the three and nine months ended December 31, 2006, as compared to the same periods in fiscal 2006, the increase in license revenue was due to an increase in revenue from enterprise customers, and to a lesser extent, revenue from United States government customers, which was partially offset by a decrease in revenue from service providers.

Software License Updates and Technical Support Revenue. Software license updates and technical support revenue was $7,185 and $6,198 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 15.9%. Software license updates and technical support revenue was $20,622 and $17,922 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 15.1%. Software license updates and technical support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue for the three and nine months ended December 31, 2006, as compared to the same periods in fiscal 2006, reflect increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Consulting services revenue	$6,006	$5,124	$16,565	$13,302
Training revenue	357	340	1,101	969

Professional services revenue	$6,363	$5,464	$17.666	$14,271

Professional services revenue was $6,363 and $5,464 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 16.5%. Consulting services revenue accounted for 94.4% and 93.8% of professional services revenue for the three months ended December 31, 2006 and 2005, respectively. The increase for the three months ended December 31, 2006 as compared to the same period in fiscal 2006 was primarily due to an increase in revenue from enterprise customers, and to a lesser extent, revenue from United States government customers, which was partially offset by a decrease in revenue from service providers. Professional services revenue was $17,666 and $14,271 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 23.8%. Consulting services revenue accounted for 93.8% and 93.2% of professional services revenue for the nine months ended December 31, 2006 and 2005, respectively. The increase for the nine months ended December 31, 2006 as compared to the same period in fiscal 2006 was primarily due to an increase in revenue from United States government customers, and to a lesser extent, revenue from enterprise customers, which was partially offset by a decrease in revenue from service providers.

In January 2003, we were awarded a long term consulting contract with the United States Department of Defense. In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively.

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $759 and $2,137 of consulting revenue for the three and nine months ended December 31, 2006, respectively. The funding under this contract through December 31, 2006 was $2,733. The option year for calendar year 2007 under this contract may be exercised by the United States Department of Defense at its discretion. Our future results of operations could be adversely affected if any of the remaining option is not exercised or the contract otherwise does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue.

Our international revenue was $5,193 and $4,042 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 28.5%. The increase in our international revenue was primarily the result of an increase in revenue from enterprise customers, and to a lesser extent, revenue from service providers. Our international revenue increased as a percentage of total revenue to 21.2% for the three months ended December 31, 2006 from 20.1% for the same period in fiscal 2006. Our international revenue was $13,985 and $11,368 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 23%. The increase in our international revenue was primarily the result of an increase in revenue from enterprise customers. Our international revenue decreased as a percentage of total revenue to 19.8% for the nine months ended December 31, 2006 from 20.7% for the same period in fiscal 2006. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three and nine month periods ended December 31, 2006 and 2005, respectively.

Cost of Revenue.

Cost of new software license revenue consists primarily of royalties, and to a lesser extent, media, manuals, and distribution costs. Cost of license updates and technical support revenue consists primarily of personnel-related costs in providing technical support and of royalties, and to a much lesser extent, media and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs in providing consulting and training to our customers. Gross margins on new software license revenue and software license updates and technical support revenue are substantially higher than gross margin on professional services revenue, due to the low materials, packaging and other costs of software products compared to the relatively high personnel costs associated with providing professional services.

Cost of New Software License Revenue. Cost of software license revenue was $197 and $184 for the three months ended December 31, 2006 and 2005, respectively. The increase in costs was primarily the result of increase royalty payments. Cost of software license revenue was $518 and $546 for the nine months ended December 31, 2006 and 2005, respectively. The decrease in costs was primarily the result of decreased royalty payments. The cost of new software license revenue is primarily comprised of royalty payments required for certain software license sales. Gross margin on software license revenue increased to 98.2% for the three months ended December 31, 2006 from 97.8% for the same period in fiscal 2006. Gross margin on software license revenue increased to 98.4% for the nine months ended December 31, 2006 from 97.6% for the same period in fiscal 2006. The increase in gross margin was primarily the result of a decrease in the ratio of software license sales to associated royalty payments.

Cost of Software License Updates and Technical Support Revenue. Cost of software license updates and technical support revenue were $752 and $639 for the three months ended December 31, 2006 and 2005, respectively. Cost of software license updates and technical support revenue was $2,220 and $1,932 for the nine months ended December 31, 2006 and 2005, respectively. The increase in the cost of software license updates and technical support revenue for the three and nine month periods ended December 31, 2006 as compared to the same periods in fiscal 2006 was primarily the result of increases in staffing levels necessary to support our customers. Gross margin on software license updates and technical support revenue decreased slightly to 89.5% for the three months ended December 31, 2006 from 89.7% for the same period in fiscal 2006. Gross margin on software license updates and technical support revenue was 89.2% for the nine months ended December 31, 2006 and 2005. Stock-based compensation expense allocated to cost of software license updates and technical support in connection with our application of SFAS 123R was $3 and $12 for the three and nine months ended December 31, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Cost of Professional Services Revenue. Cost of professional services revenue was $4,033 and $3,517 for the three months ended December 31, 2006 and 2005, respectively. Cost of professional services revenue was $11,556 and $9,961 for the nine months ended December 31, 2006 and 2005, respectively. The increase in cost of professional services revenue for the three and nine month periods ended December 31, 2006, as compared to the same periods in fiscal 2006, was primarily due to an increase in personnel costs related to the increase in our consulting staff necessary to meet demand for consulting services. Gross margin on professional services revenue increased to 36.6% for the three months ended December 31, 2006 from 35.6% for the same period in fiscal 2006. Gross margin on professional services revenue increased to 34.6% for the nine months ended December 31, 2006 from 30.2% for the same period in fiscal 2006. The increase in gross margin for the three and nine month periods ended December 31, 2006 as compared to the same periods in fiscal 2006 was primarily the result of an increase in the effective billing rates of consulting projects. Stock-based compensation expense allocated to cost of professional services in connection with our application of SFAS 123R was $19 and $137 for the three and nine months ended December 31, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Operating Expenses

Research and Development. Research and development expenses were $5,512 and $4,608 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 19.6%. Research and development expenses were $16,101 and $13,796 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 16.7%. The increase in expenses for the three and nine month periods ended December 31, 2006 and 2005, as compared to the same periods in fiscal 2006 was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development in connection with our application of SFAS 123R was $68 and $383 for the three and nine months ended December 31, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Sales and Marketing. Sales and marketing expenses were $8,259 and $6,813 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of 21.2%. The increase in expense was due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, and to a lesser extent, higher conference costs and commission expense. Sales and marketing expenses were $25,226 and $18,989 for the nine months ended December 31, 2006 and 2005, respectively, representing an increase of 32.8%. The increase in expenses was due to higher commission expense due to increased sales activity and higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, and to a lesser extent, higher conference costs. Stock-based compensation expense allocated to sales and marketing in connection with our application of SFAS 123R was $55 and $231 for the three and nine months ended December 31, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

General and Administrative. General and administrative expenses were $2,854 and $3,826 for the three months ended December 31, 2006 and 2005, respectively, representing a decrease of 25.4%. The decrease in expense was primarily the result of a $1,486 decrease in legal fees associated with the lawsuit filed by Compuware Corporation, which was partially offset by increases in compensation costs. General and administrative expenses were $8,242 and $9,867 for the nine months ended December 31, 2006 and 2005, respectively, representing a decrease of 16.5%. The decrease in expense was primarily the result of a $2,994 decrease in legal fees associated with the lawsuit filed by Compuware Corporation (see Note 9 to the consolidated financial statements for additional information on the lawsuit filed by Compuware Corporation), which was partially offset by increases in personnel costs. Stock-based compensation expense allocated to general and administrative expense in connection with our application of SFAS 123R was $52 and $221 for the three and nine months ended December 31, 2006, respectively. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Interest and Other Income, net. Interest and other income, net, was $993 and $746 for the three months ended December 31, 2006 and 2005, respectively. Interest and other income, net, was $2,884 and $1,873 for the nine months ended December 31, 2006 and 2005, respectively. The increase in interest income and other income for the three and nine month periods ended December 31, 2006, as compared to the same periods in fiscal 2006, was primarily the result of an increase in interest rates and an increase in total cash, cash equivalents and marketable securities.

Provision for Income Taxes. Our effective tax rate was 18.8% and (9.5%) for the three months ended December 31, 2006 and 2005, respectively. Our effective tax rate was 30.8% and (10.1%) for the nine months ended December 31, 2006 and 2005, respectively. The increase in our effective tax rate for the three and nine months ended December 31, 2006 as compared to the same periods in fiscal 2006, was largely the result of an increase in net income and a decrease in the adjustments necessary to adjust projected tax credits to the amount of the actual tax credits claimed on our tax returns, which were completed and filed during the month of December for our fiscal 2006 and fiscal 2005 tax returns. This increase was partially offset by a decrease in our effective tax rate to adjust our tax provision for the three and nine months ended December 31, 2006 to reflect estimated tax benefits from the Research and Development Tax Credit.

Our effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available. Our effective tax rate for the three and nine month periods ended December 31, 2006 was impacted by legislation that was passed in December of 2006, which reinstated the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code back to January 1, 2006. We adjusted our tax provision for the three and nine months ended December 31, 2006 to reflect an estimated tax benefit from this credit of $603. The decrease in our effective tax rate to 18.8% for the three months ended December 31, 2006 from 38% for the three months ended September 30, 2006 was primarily the result of adjusting our tax provision for the estimated Research and Development tax credit benefit.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling $91,113.

Cash provided by operating activities was $4,282 for the nine months ended December 31, 2006, and cash provided by operating activities was $4,492 for the nine months ended December 31, 2005. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in cash provided by operating activities for the nine months ended December 31, 2006 as compared to the same period in fiscal 2006 was primarily attributable to a decrease in cash resulting from an increase in accounts receivable and prepaid expenses and a decrease in accrued liabilities, which was partially offset by an increase in cash resulting from an increase in net income and deferred revenue.

Net cash used in investing activities was $36,936 for the nine months ended December 31, 2006, and net cash provided by investing activities was $17,572 for the nine months ended December 31, 2005. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the nine months ended December 31, 2006, we used funds to purchase marketable securities of $97,817, purchase property and equipment of $1,538, and to purchase acquired technology of $331. Proceeds from the sale or maturity of investments were $62,750 for the nine months ended December 31, 2006. For the nine months ended December 31, 2005, we used funds to purchase marketable securities of $22,922, and to purchase property and equipment of $918. Proceeds from the sale or maturity of investments were $41,412 for the nine months ended December 31, 2005.

Net cash provided by financing activities was $2,134 for the nine months ended December 31, 2006, and net cash used in financing activities was $2,433 for the nine months ended December 31, 2005. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund during the nine months ended December 31, 2006. We used cash of $847 and $3,055 to acquire 59 and 350 shares of treasury stock during the nine months ended December 31, 2006 and 2005, respectively. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. Prior to the adoption of SFAS 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2006 and 2005, excess tax benefits from the exercise of stock options were $725 and $13, respectively.

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

The following table summarizes our contractual arrangements at December 31, 2006, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 –5 Years	More than 5 Years
	(dollars in thousands)
Facilities Operating Lease Obligations	$21,010	$4,068	$7,880	$5,011	$4,051
Purchase Obligations	145	64	81	—	—

Total	$21,155	$4,132	$7,961	$5,011	$4,051

As of December 31, 2006, we did not have any capital lease obligations.

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

Contingencies

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of our returns is not final at this time, we have reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we reduced the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350. As a result, our Q3 fiscal 2005 tax provision reflected the reversal of approximately $350 of previously claimed research and development tax credits. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on our fiscal year 2003 tax return, should have been included in taxable income on our tax return for fiscal 2002. We do not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Our cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but we do not believe that an increase in interest rates would have a material effect on the value of the cash equivalents or marketable securities.

At December 31, 2006, we had $36,913 in cash and cash equivalents and $54,200 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2006, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $911.

The majority of the revenue transactions and all operating expenses of our foreign subsidiaries are denominated in local currencies. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

                 (in thousands, except per share data)

ITEM 1. Legal Proceedings

We are involved in various claims and legal proceedings arising from our normal operations. We do not consider any of these matters to be material.

ITEM 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Report and presented elsewhere by us from time to time.

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

In January 2003, we were awarded a consulting contract with the United States Department of Defense. The funding under this contract for calendar year 2003 was $3,147, and there are four successive option years under the contract that may be exercised by the United States Department of Defense in its discretion. In January 2004, the United States Department of Defense exercised the first of four possible contract extensions. The funding under this contract for calendar year 2004 was $3,520. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. Our results of operations could be adversely affected if the remaining option is not exercised, the contract otherwise does not receive additional funding, or has a reduction in funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to Unites States government agencies. Transactions with Unites States government agencies accounted for approximately 44% of our total revenue for the nine months ended December 31, 2006 and 2005, respectively. Government sales entail a variety of risks including:

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

•

Our products and services are included on a General Services Administration, or GSA, schedule. We believe that the GSA schedule facilitates our sales to Unites States government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements and purchase of additional software licenses, which represent a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers, and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

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

Future revisions of existing accounting standards could adversely affect our operating results.

The Securities and Exchange Commission, Financial Accounting Standards Board, American Institute of Certified Public Accountants and various other accounting authoritative bodies continue to issue revisions and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future revisions of existing accounting standards or changes in business practices could result in future changes in revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2006	—	—	—	556
November 1 – 30, 2006	—	—	—	556
December 1 – 31, 2006	25	$15.79	25	531

Total	25	$15.79	25	531

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. As of December 31, 2006, the Company had repurchased 469 shares of common stock under this program.

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: February 6, 2007	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith