Form 10-K
period 2007-03-31
OPNET TECHNOLOGIES INC
filed 2007-06-11
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $ .001 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2006, as reported on the NASDAQ Global Market, was approximately $121,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding on June 1, 2007 was 20,605,037.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2007

i

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2008.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 8, 2007. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 8, 2007.

The years ended March 31, 2007, 2006 and 2005, are referred to as “fiscal 2007,” “fiscal 2006” and “fiscal 2005,” respectively, in this Annual Report on Form 10-K.

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

ii

PART I

ITEM 1. BUSINESS OVERVIEW

(dollar and share amounts in thousands)

OPNET Technologies, Inc. is a provider of management software for networks and applications. Our software addresses application performance management, network management, capacity planning and design, and network research and development. OPNET differentiates itself from traditional management software providers by focusing on analytics. Traditional management tools emphasize monitoring and reporting, which are inherently reactive processes. In contrast, OPNET focuses on algorithms and modeling to rapidly troubleshoot and resolve performance problems and to proactively prevent problems from occurring.

Embedded in OPNET software is expert knowledge about how network devices, network protocols, applications, and servers operate and interact. This intelligence enables users in application development, network operations, engineering, planning, and security functions to be more effective in optimizing performance and availability of their networks and applications. We believe our software can appeal to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers, empowering them to make better use of resources, reduce operational problems, and improve competitiveness.

We market focused software for each of our target markets. Since inception, we have sold our products to:

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

Enterprises and service providers must now manage the convergence of voice, data, and video traffic over traditional, wireless, and optical architectures by integrating numerous existing and emerging technologies. The complexity is exacerbated by the current corporate regulatory environment, which requires improved management processes and documentation. As a result of these factors, businesses and government entities are forced to confront significant challenges related to the cost, risk, and performance of IT, or information technology.

IT infrastructures are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. The geographic distribution of users relative to IT services shifts due to the consolidation of organizations and infrastructures. Traffic levels exhibit steady growth, necessitating constant evaluation of and improvements to the network-underlying infrastructure in order to maintain business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for IT professionals to identify the true root cause of performance problems when they occur. The data required to diagnose problems is often difficult to obtain, and processes for analyzing this data are often manual and time consuming, requiring significant experience and expertise. When an end-user experiences performance problems with an important business application, the challenge facing a typical IT manager is to determine: whether there is enough bandwidth available; whether the database server has enough capacity; whether network routing protocols are tuned properly; whether protocols on the client and server are likewise tuned properly; and whether the application was designed and implemented efficiently with end-user performance in mind.

Without a clear understanding of the source of problems and the specific changes required to solve them, IT managers resort to uninformed decision-making that often results in wasteful spending on unnecessary and ineffective server and network upgrades. IT professionals need solutions that enable them to focus their time and resources in the right places when problems occur in distributed enterprise applications, and to maximize the use of existing infrastructure. Further, since modifications to infrastructure have the potential to cause service level degradation or even network failures, there is a growing need to plan and implement network changes in a controlled manner, taking into account the potential consequences of each action.

Inadequacy of Traditional Application and Network Management Tools

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

Market Opportunity for OPNET Software

Organizations need network and application management software that possess the analytics required to overcome the limitations of traditional tools for rapidly resolving complex problems and proactively preventing problems from occurring. OPNET software is focused on these areas. Our software has embedded knowledge and operational understanding of networks, applications, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require software like ours to:

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk.

We believe the value proposition from OPNET software applies to a broad range of potential customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers, internet service providers, or ISPs, and managed service providers, or MSPs; and

•	network equipment manufacturers.

Enterprises require analytics for more effectively identifying the root causes of application performance problems, ensuring the successful deployment of new applications, auditing device configurations, validating changes, and performing critical operational and strategic planning functions.

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

OPNET Solutions and Products

OPNET software products directly address the application and network management needs of enterprises, government and defense agencies, service providers, and network equipment manufacturers. Our software uses a variety of advanced technologies to support the analysis of network, application, and server performance under a wide range of current and future operating conditions. Our products include model libraries that permit the simulation and analysis of major network technologies and communication protocols. We sell both off-the-shelf and customized products that offer interfaces to third party network management products, including those from AlterPoint, BMC, Cisco Systems, Computer Associates, EMC Smarts, Fluke Networks, HP, IBM Micromuse, InfoVista, NetScout, Opsware, and others. Most OPNET products share a significant amount of core software based on an open architecture. Our product architecture enables us to create new products more efficiently, to foster interoperability of our products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following sections summarize the OPNET product portfolio by target market:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•

ACE, first introduced in May 2000, enables application performance management through advanced analytics. ACE is used to troubleshoot performance problems in production applications and to enable successful application deployment during quality assurance.

•

IT Guru Network Planner was first introduced in August 1998 as IT Guru. It provides predictive network capacity planning and design optimization, as well as validation of network configuration changes.

•	IT Guru Systems Planner was introduced in December 2006 as an option for IT Guru. It provides capacity planning for servers and mainframes.

•	IT Sentinel was first introduced in August 2004. IT Sentinel provides automatic and continuous network configuration integrity and security auditing.

•

OPNET Panorama was first introduced in December 2004 following OPNET’s acquisition of Altaworks Corporation. Panorama provides real-time system analytics for application performance management. It is used prior to application development. With Panorama focusing on advanced application analysis from the server perspective, and IT Guru’s network perspective, we believe that we are well positioned to address the complex issues that our clients may face as they migrate to web services architectures.

•	SLA Commander was first introduced in December 2004 following OPNET’s acquisition of Altaworks Corporation. Commander provides active application response time monitoring for web-based applications.

•

OPNET LoadScaler, introduced in June 2006, stress tests web applications to quantify scalability and identify performance limitations. Testing with LoadScaler helps provide assurance that applications can scale to deliver consistent performance.

•

VNE Server was first introduced in June 2002. VNE Server, or Virtual Network Environment Server automatically maintains a detailed, near real-time data model of the production IT network. VNE Server includes a suite of adapters that obtain topology, traffic, and other information from network devices as well as a broad range of third party data sources. VNE Server automates the data collection process for other OPNET products, including IT Guru Network Planner and SP Guru Network Planner. VNE Server capabilities are included in IT Sentinel and SP Sentinel.

Primary Target Market: Network Service Providers (both Commercial and Government/Defense)

•

SP Guru Network Planner was first introduced in June 2001. SP Guru Network Planner is built on the IT Guru Network Planner product, and contains analytics that are valuable to service providers for planning, network design optimization, and validation of configuration changes. SP Guru Network Planner includes modeling and analysis technologies for IP, MPLS, and ATM networks, and when combined with SP Guru Transport Planner, provides a single environment for network-level and optical transport-level analysis.

•

SP Guru Transport Planner, formerly WDM Guru, was first introduced in December 2001. SP Guru Transport Planner is an optical network-planning product for designing resilient, cost-efficient optical networks. SP Guru Transport Planner is also sold to network equipment manufacturers.

•	SP Sentinel was first introduced in August 2004. SP Sentinel provides automated and continuous network configuration integrity and security auditing for service providers.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•

OPNET Modeler was OPNET’s first product, introduced in 1987. OPNET Modeler is a network modeling and simulation product. It enables users to evaluate how networking equipment, communications technologies, systems, and protocols will perform under simulated network conditions.

Primary Target Market: Defense

•

Network Common Operating Picture, or NETCOP, is software that combines OPNET software technologies with OPNET customization services to provide real-time visualization and status information for multi-vendor, multi-technology networks. For defense organizations, NETCOP simplifies and improves situational awareness for warfighters. It merges topology with data from already-deployed event, performance and configuration management tools, and adds analytics to provide a launching platform for rapid troubleshooting and planning. The first NETCOP implementation was announced in September 2003. NETCOP is also sold to commercial enterprise and service provider customers.

OPNET Modules

We develop and sell a variety of software modules that provide additional functions to our application and network management software products. Currently available OPNET modules include:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•	ACE Forensic Agent Manager provides centralized agent management and end-user-driven captures, using a web browser;

•	Automation enables automated, unattended execution of IT Guru Network Planner and SP Guru Network Planner workflows;

•	Flow Analysis performs studies based on traffic flow for IT Sentinel and SP Sentinel, including survivability analysis and security assessments;

•	NetDoctor is a network configuration analysis engine for routing, security, policy, and change management;

•	System Performance Module for BMC Performance Assurance enables the direct import of server process data from BMC’s PATROL Performance Assurance product into IT Guru Systems Planner;

•	System Performance Module for HP OpenView enables the direct import of application and process data from Hewlett Packard’s OpenView Performance Manager into IT Guru Systems Planner.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•	Specialized discrete event model libraries for simulating communication protocols.

OPNET Model Libraries

The model libraries are used by OPNET products to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. IT Guru Network Planner, IT Guru Systems Planner, IT Sentinel, SP Guru Network Planner, SP Sentinel,and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, open shortest path first routing, or OSPF, asynchronous transfer mode, or ATM, frame relay, IP-QoS, 802.11, or Wi-Fi, and 802.16, or WiMAX. Some of our model libraries are included in our base products and others are available for an additional fee as modules.

Our software license agreements provide our customers with perpetual and term licenses for use by a specified number of concurrent users or for use by an unlimited number of concurrent users.

Customers

For fiscal 2007, fiscal 2006, and fiscal 2005 we generated 21.1%, 21.7%, and 19.1% respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2007, 2006, or 2005. As of March 31, 2007, more than 99% of our property and equipment were held inside the United States. As of March 31, 2007, all of our intangible assets were held inside the United States. Note 14 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2007 and fiscal 2006, revenue from transactions with United States government agencies was approximately 43%, of our total revenue. For fiscal 2005, revenue from transactions with United States government agencies was approximately 47%, of our total revenue. Government sales are subject to a variety of risks including adequate appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions, and a decline in government spending.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively.

In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the contract option for calendar year 2007 in the amount of $2,119. As of March 31, 2007 we received additional awards of $779 associated with original award of $2,119. The option for calendar year 2007 and associated additional awards of $779 received as of March 31, 2007 contributed approximately $167 of consulting revenue for fiscal 2007. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. Funding under the contract option may be increased or decreased during the calendar year.

Sales and Marketing

We sell our software through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEM, and value-added resellers. To date, OEMs have not accounted for more than 10% of our revenue. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2007, our sales and marketing teams consisted of 141 employees, including 80 quota-carrying salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; and our overseas subsidiaries in Paris, France; Slough, United Kingdom; and Frankfurt, Germany. We intend to expand our sales and marketing organization by recruiting additional qualified individuals.

Our international sales activities are also supported by 24 distributors that resell our products in Argentina, Australia, China, Finland, France, Germany, Greece, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Poland, Singapore, South Africa, South Korea, Sweden, Taiwan, Turkey, and Venezuela. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness, and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	technology seminars and users groups;

•	advertisements in trade journals and online;

•	direct mailings;

•	product collateral development and maintaining OPNET’s website;

•	free software for academic use at universities;

•	specialized product sales support;

•	specialized sales support with OPNET resellers;

•	briefings with industry analysts; and

•	a variety of public relations activities, including our annual international technology conference OPNETWORK.

For each of the last ten years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2006, which was held in August 2006 in Washington, DC, included approximately 650 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, approximately 1,600 IT and engineering professionals, representing 35 countries, participated in the conference. OPNETWORK 2007 is scheduled to be held in Washington, D.C. in August 2007.

Service and Support

Our service and support offerings include:

•	consulting services;

•

software license updates, technical support and services, which includes license updates, training for customers with current maintenance agreements, and technical support (by telephone, e-mail or fax), all provided on a when-and-if-available basis (except technical support) under our maintenance agreement; and

•	training for customers without current maintenance agreements, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients to facilitate the adoption of our software solutions and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2007, our consulting staff consisted of 111 employees.

Our customers may purchase software license updates, technical support and services, all provided on a when-and-if available basis under our maintenance agreement. Payments for software license updates, technical support and services whether on initial order or on renewal, are generally made in advance and are nonrefundable.

Software license updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software license purchase. Software license updates, technical support and services may be renewed upon expiration of the term, which is generally one year. Customers can purchase software license updates separately from technical support and services. Customers purchasing technical support are still required to purchase periodic unspecified product updates.

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

We have a core team of 12 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2007, our full time training staff consisted of 5 employees.

Research and Development

We believe that our ability to enhance our current products and create new products in response to the needs of our customer base may be an important factor for our future success. Accordingly, we intend to continue to commit significant resources to product research and development. We expect to accomplish a large part of our product improvements and new product development through internal development efforts. New capabilities may also be integrated into our product lines through the acquisition of technologies or businesses, or the licensing of externally developed technologies.

Our total expenses for research and development for fiscal 2007, 2006, and 2005 were $21,688, $18,643, and $15,455, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2007, our research and development staff consisted of 161 engineers and technical professionals.

Our research and development efforts are directed at increasing our revenue by expanding the scope of our product offerings to address additional customer requirements. Our existing customers provide a meaningful source of information, which we use in order to guide our future product development. In addition, we invest in research and analysis of trends in our industry and our product markets, and we expect that our future products may reflect the results of these analyses.

Competition

The market for our products is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management products continues to increase. Although we believe that none of our competitors offer products that are identical to ours, we are subject to current and potential competition from:

•	software vendors with networked application troubleshooting and predictive analysis offerings, such as Compuware and its Vantage product line;

•	consultants who offer advisory services related to intelligent application and network management; and

•	customers who develop their own network and application management capabilities, either internally or through outsourcing.

Also, it is possible that other vendors as well as some of our customers or distributors may develop and market competitive products in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do.

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

We currently hold registered trademarks in the United States for OPNET, OPNETWORK, IT Guru, IT Sentinel, Netbiz, NetDoctor, OPNET Modeler, SP Guru, SP Sentinel, VNE Server, and WDM Guru. We have pending applications in the United States for the trademark registrations of 3DNV, Netcop, OPNET LoadScaler, OPNET Panorama, and SLA Commander. We also hold additional registered trademarks in the United States and have additional pending applications. If not renewed, our registered trademarks will expire at various times between February 2008 and September 2016. We have applied for trademark protection in a number of international jurisdictions, and hold a registered trademark for OPNET in Benelux, France, Germany, Japan, the Peoples Republic of China, Taiwan and the United Kingdom that will expire at various times between January 2009 and January 2013. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have nine patents granted by the United States Patent and Trademark Office for technology related to the OPNET product suite that will expire in 2018, 2022, 2023 (four), and 2024 (three). We also received a “Notice of Allowance” for a patent application in fiscal 2007, which we expect to be issued in fiscal 2008. In addition, we have fifty-seven other pending United States patent applications, two pending European patent applications, and two pending PCT patent applications that if granted would expire approximately twenty years from the filing date of the applications. Of these, nineteen are provisional patent applications that have been filed with the United States Patent and Trademark Office and for which we expect to pursue non-provisional applications within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees may be significant factors for our future success.

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

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 1, 2007, are as follows:

Name	Age	Position
Marc A. Cohen	43	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	40	President, Chief Technology Officer and Director
Mel F. Wesley	35	Vice President and Chief Financial Officer
Steven G. Finn, PhD (1)(2)(3)	61	Director
Ronald W. Kaiser (1)(2)(3)	53	Director
William F. Stasior (1)(2)(3)	66	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Marc A. Cohen, one of our founders, has served as our Chairman of the Board since our inception in 1986 and as our Chief Executive Officer since 1994. From 1986 to 1992, Mr. Cohen was also a consultant with Booz Allen Hamilton Inc., or Booz Allen, an international management and consulting company. Mr. Cohen received a bachelor’s degree in engineering science from Harvard University and a master’s degree in electrical engineering from Stanford University. Mr. Cohen also serves as a Trustee and as a member of the Board of Directors of the Dana-Farber Cancer Institute in Boston, Massachusetts.

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

Ronald W. Kaiser has served as a member of our Board of Directors since October 2003. Since January of 2007, Mr. Kaiser has served as Chief Financial Officer of Sucampo Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Kaiser served as Chief Financial Officer of Pharmathene, Inc, a privately held bio-defense company from April of 2005 through December of 2006. Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of Air Cargo, Inc., a privately-held firm and provider of United States and European cargo transportation logistics from February 2003 through March 2005. Air Cargo filed for Chapter 11 bankruptcy on December 7, 2004. Mr. Kaiser served as Chief Financial Officer and Treasurer of OTG Software, Inc., or OTG from June 1998 until the sale of OTG to Legato Systems, Inc. in May 2002. OTG was a publicly traded corporation that provided online data storage and data access software solutions for business applications, email management and related services. From April 1998 to June 1998, Mr. Kaiser was an employee of Network Associates, Inc., an Internet security company, following the acquisition of Trusted Information Systems, Inc. by Network Associates, Inc. From May 1996 to April 1998, Mr. Kaiser served as the Chief Financial Officer of Trusted Information Systems, Inc., an information security company.

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

Employees

As of March 31, 2007, we had 490 full-time employees, 460 of whom were located in the United States. These included 141 in sales and marketing, 129 in professional services and support, 161 in engineering, research, and development, and 59 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Any reports, statements or other information that we file with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of these documents can be requested upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1 (800) SEC-0330 for further information on the operation of the Public Reference Room.

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

We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we may not be able to respond quickly enough to reduce our operating expenses. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

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

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network and application management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent network and application management software solutions is evolving. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software solutions, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software solutions.

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

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. In February 2007, we were awarded the contract option for calendar year 2007 in the amount of $2,119. As of March 31, 2007, we received additional awards of $779 associated with the original award of $2,119. Our results of operations could be adversely affected if the contract does not receive additional funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 43% of our total revenue for fiscal 2007 and fiscal 2006, and 47% of our total revenue for fiscal 2005. Government sales entail a variety of risks including:

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

We expect to derive a substantial portion of our revenue in the future from sales to enterprises and United States government agencies of our Application Performance Management and Network Operations product offerings. Our business depends on customer acceptance of these products and our revenue may not increase, or may even decline, if our target customers do not adopt and expand their use of our products.

We may not be able to grow our business if service providers do not buy our products.

An element of our strategy is to continue selling to service providers our Network Planning and Design and our Network Operations product offerings. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

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

Our ability to increase our sales may be impaired if we do not expand and manage our indirect distribution channels.

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

We may be unable to operate our business profitably if we fail to manage our growth. Our growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand our operations and increase the number of our full-time employees. Our ability to manage growth may depend in part on our ability to continue to enhance our operating, financial, and management information systems. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenue may not continue to grow at a sufficient rate to absorb the costs associated with a larger overall employee base.

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

The following table outlines the gross margins for our three types of revenue for the periods indicated:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
New software licenses	98.5%	98.0%	97.4%
Software license updates, technical support, and services	88.4	89.1	88.1
Professional services revenue	33.4	31.2	32.0

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

Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent network management software is likely to become more competitive as it evolves and the demand for intelligent network management solutions continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors may develop and market solutions that compete with our products in the future.

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

Bugs may be discovered at any point in a product’s life cycle. We expect that errors in our products may be found in the future, particularly in new product offerings and new releases of our current products.

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

We completed the Altaworks acquisition in October 2004. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options, and the lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Ghent, Belgium; Paris, France; and Slough, United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Global Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the high and low intra-day sale prices of our common stock as reported by the NASDAQ Global Market.

	Quarterly Common Stock-Price for the Year Ended March 31,
	2007		2006
Quarter ended	High	Low	High	Low
June 30	$15.00	$10.07	$8.87	$7.24
September 30	14.29	10.74	8.91	7.06
December 31	16.82	12.89	9.77	8.00
March 31	15.98	12.86	10.72	8.53

Number of Stockholders of Record

As of June 1, 2007, we had approximately 95 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2007.

Equity Compensation Plan Information

(in thousands, except per share price)

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(1)
Equity compensation plans approved by security holders	2,841	$10.73	2,357	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,841	$10.73	2,357

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2007, all of the remaining 2,224 shares under the Company’s Amended and Restated 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 133 shares issuable under the Company’s 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2007. Also includes 2,224 shares issuable under the 2000 Plan. Under the 2000 Plan, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to 3% of the shares of Common Stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,000 shares, or a lesser amount determined by the Board of Directors, or the Board. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2007.

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

Stock Repurchase Plan

Issuer Purchases Of Equity Securities

(in thousands, except per share price)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2007	—	—	—	531
February 1 – 28, 2007	29	$15.53	29	502
March 1 – 31, 2007	16	$13.92	16	486

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars and share amounts in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2007, 2006, and 2005, and the balance sheet data as of March 31, 2007 and 2006, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2005, 2004 and 2003 and the statement of operations data for the years ended March 31, 2004 and 2003 are derived from our consolidated financial statements that are not included in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
New software licenses	$43,186	$31,976	$29,507	$28,164	$22,187
Software license updates, technical support and services	28,062	24,226	19,805	15,152	12,667
Professional services	23,882	19,913	14,931	13,137	11,573

Total revenue	95,130	76,115	64,243	56,453	46,427

Cost of revenue:
New software licenses	638	657	778	831	829
Software license updates, technical support and services	3,264	2,637	2,348	1,730	1,710
Professional services	15,904	13,705	10,154	7,510	4,637
Amortization of acquired technology	723	832	651	509	504

Total cost of revenue	20,529	17,831	13,931	10,580	7,680

Gross profit	74,601	58,284	50,312	45,873	38,747

Operating expenses:
Research and development	21,688	18,643	15,455	13,040	12,909
Sales and marketing	34,133	26,300	22,803	19,446	18,245
General and administrative	10,994	13,375	9,742	5,717	4,897

Total operating expenses	66,815	58,318	48,000	38,203	36,051

Income (loss) from operations	7,786	(34)	2,312	7,670	2,696
Interest and other income, net	3,834	2,680	1,384	594	879

Income before provision for income taxes	11,620	2,646	3,696	8,264	3,575
Provision for income taxes	3,655	509	1,644	2,506	832

Net income	$7,965	$2,137	$2,052	$5,758	$2,743

Basic net income per common share	$0.39	$0.10	$0.10	$0.29	$0.14

Diluted net income per common share	$0.38	$0.10	$0.10	$0.28	$0.14

Basic weighted average shares outstanding	20,358	20,374	20,158	19,697	19,273
Diluted weighted average shares outstanding	21,206	20,604	20,624	20,650	19,974

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$91,381	$85,861	$82,185	$81,493	$70,251
Total assets	147,658	127,347	125,185	116,682	100,641
Long-term debt	—	103	150	300	300
Total stockholders’ equity	112,871	99,398	99,965	96,371	86,388

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For fiscal 2007, perpetual licenses represented approximately 97% of software license revenue transactions. Substantially all of our software license arrangements include both perpetual licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance and training agreements. We offer professional services, under both time and material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In April 2007, we entered into a multi-year worldwide distribution agreement with Computer Associates that will build on the referral agreement entered into in November of 2005. Under the terms of the agreement, Computer Associates is distributing our IT Guru Systems Planner Solution and we will collaborate with Computer Associates to offer professional services and support. Computer Associates began sales of our products in April 2007.

In November 2005, we entered into a global sales and marketing referral agreement with Computer Associates. Under the terms of the agreement, Computer Associates began marketing our systems performance and capacity modeling technologies. Computer Associates began sales of our products under this agreement in the third quarter of fiscal 2006, and we started recording revenue from this relationship during the third quarter of fiscal 2006.

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

Summary of Our Fiscal 2007 Financial Performance

During fiscal 2007, we increased revenue, gross profit, cash, cash equivalents and marketable securities, and deferred revenue as compared to fiscal 2006. We believe that revenue growth during fiscal 2007 as compared to fiscal 2006 was attributable to executing on our business plan and to an improving economy.

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2007	Fiscal 2006	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$95,130	$76,115	$19,015	25.0%
Total cost of sales	$20,529	$17,831	$2,698	15.1%
Gross profit	$74,601	$58,284	$16,317	28.0%
Gross profit as a percentage of total revenue (gross margin)	78.4%	76.6%
Total operating expenses	$66,815	$58,318	$8,497	14.6%
Income (loss) from operations	$7,786	$(34)	$7,820	230.0%
Income from operations as a percentage of total revenue (operating margin)	8.2%	0.0%
Net income	$7,965	$2,137	$5,828	272.7%
Diluted net income per common share	$0.38	$0.10	$0.28	280.0%
Total employees (period end)	490	433	57	13.2%
Total average employees	487	427	60	14.1%
Total consultants (period end)	111	96	15	15.6%
Total quota-carrying sales persons (period end)	80	62	18	29.0%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$91,381	$85,861	$5,520	6.4%
Cash flows from operating activities	$6,201	$8,705	$(2,504)	(28.8)%
Total deferred revenue (period end)	$23,307	$16,579	$6,728	40.6%

We achieved growth in all revenue categories during fiscal 2007. The growth in total revenue was generated primarily by growth in sales of our products and services to corporate enterprises, and to a lesser extent, sales of our products and services to the United States government. While total revenue generated from sales of products and services to the United States government increased in absolute dollars by $7,655 during fiscal 2007, the percentage of revenue from transactions with the United States government accounted for 43% of total revenue for both fiscal 2007 and fiscal 2006. United States government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, and protocols. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our solutions are scalable and address large, complex military systems and networks, such as mobile networks, with a variety of operationally proven, advanced predictive performance techniques. This enables the Department of Defense to use our software and services to achieve important transformational objectives such as network centricity and improved battle space awareness.

Our international revenue increased 21.3% to $20,059, or 21.1% of total revenue, for fiscal 2007. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. International revenue in fiscal 2007 benefited from a more experienced direct sales force and our increased focus on corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2007. During fiscal 2007, sales to corporate enterprises and service providers accounted for the majority of our international revenue. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2007, gross profit increased 28.0% to $74,601. Our gross profit increased in absolute dollars in fiscal 2007, and as a percentage of total revenue, increasing from 76.6% in fiscal 2006 to 78.4% in fiscal 2007. This increase as a percentage of total revenue was attributable to our implementation of strategies designed to increase the proportion of license revenue to total revenue.

As a software company, we believe that our business model has the potential to generate operating margins of 17% or more. Our operating margin increased to 8.2% during fiscal 2007 from 0.0% during fiscal 2006. The increase in operating margin was largely the result of a $19,015 increase in total revenue, which was partially offset by an increase in operating expenses of $8,497. Our fiscal 2006 operating expenses included $3,851 in legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004. No significant legal expenses related to the lawsuit filed by Compuware Corporation were incurred during fiscal 2007, as the lawsuit was settled in April 2006.

Trends That May Affect Our Business and Future Results

While we are cautiously optimistic that economic conditions may continue to improve and result in a stronger environment for IT spending, an economic downturn or adverse change in the regulatory environment or business prospects for our customers may decrease our revenue or lower our growth rate. The demand for our products and services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the challenging economy in which these businesses operate, which we expect to continue, at least in the near term. Consequently, our revenue growth and financial results depend, in significant part, upon the economic health of corporate enterprises and United States government agencies and the general environment for IT spending.

We intend to take advantage of a gradually improving economy and expect to increase spending in all areas of our business in order to promote future growth. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We currently expect future growth in revenue to come from sales to enterprise IT organizations and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are affected by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors affect the timing of sales orders as well as our ability to forecast future revenue. We expect overall international revenue growth in fiscal 2008; however, we expect to continue experiencing quarterly fluctuations of international revenue.

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates, technical support and services, which have substantially higher gross margins than the gross margin on professional services revenue.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our product lines, as well as enhance the features and functionality of our current products. We made significant personnel investments in research and development during fiscal 2007. We expect that the absolute dollar amount of these expenditures will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during fiscal 2008 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expenses. General and administrative expenses are expected to increase as we continue to expand our operations; however, we expect the dollar amount of these expenditures to decrease as a percentage of total revenue in future periods. Our general and administrative expenses decreased 17.8% from fiscal 2006 to fiscal 2007 due primarily to legal expenses of $3,851 incurred during fiscal 2006 related to the lawsuit filed by Compuware Corporation in September of 2004. No significant legal expenses related to the lawsuit filed by Compuware Corporation were incurred during fiscal 2007, as the lawsuit was settled in April 2006. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 8.2% during fiscal 2007 from 0.0% during fiscal 2006. The increase in operating margin was largely the result of a $19,015 increase in total revenue, which was partially offset by an increase in operating expenses of $8,497. Our fiscal 2006 operating expenses included $3,851 in legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004. No significant legal expenses related to the lawsuit filed by Compuware Corporation were incurred during fiscal 2007, as the lawsuit was settled in April 2006. We remain committed to our long-term growth strategies and do not believe that adjustments to our cost structure are necessary at this time, but we intend to closely manage expenses.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs and income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition. We derive revenue from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, which include software license updates, certain training provided and offered on a when-an-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. Our new software license revenue consists of perpetual and term license sales of software products. New software license revenue is recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. We define each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written software license agreement, which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-

specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which we collectively referred to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide to us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred. Physical delivery of our software products to end users or resellers, which we collectively referred to as customers, is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

•

The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from net 30 days to net 90 days and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due and payable.

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

Software license updates, technical support and services revenue represents fees associated with the sale of license updates, training, and technical support, all provided on a when-and-if-available basis under our maintenance agreement. Payments for software license updates, technical support and services (on initial order or on renewal) are generally made in advance and are nonrefundable. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software license purchase. License updates, technical support and services may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support and services. Revenue from license updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to us (vendor-specific objective evidence of fair value or VSOE). This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreements for which we are unable to establish VSOE, all revenue is recognized ratably over the contract period.

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional services revenue based upon the VSOE of fair value of the professional services, respectively.

We sell new software licenses, license updates, technical support and services agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide license updates, technical support and services agreements directly to distributors and the distributors provide support to the end customer. Revenue from sales to distributors is recorded at the amounts charged to the distributor and in the same manner as new software license, license updates, technical support and services sales sold through our direct sales force. Amounts received in advance of revenue recognition are classified as deferred revenue.

Stock-Based Compensation. On April 1, 2006, we adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2007 and the adoption of SFAS 123R, we followed the intrinsic value method of accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.” We have identified our accounting for stock-based compensation as a critical accounting policy, as this policy affects the reported amount of stock-based compensation expense and involves the use of management’s judgments and estimates. Stock-based compensation expense in connection with our application of SFAS 123R was $1,462 for fiscal 2007.

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and ESPP. We have elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2007. We adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the unvested portion of awards outstanding as of April 1, 2006. Stock-based compensation for unvested awards granted prior to April, 1, 2006 is based upon the grant date fair value of such compensation as determined under pro forma provisions of SFAS No 123.

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

Compensation cost for stock option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. As of March 31, 2007, nonvested stock-based deferred compensation associated with stock options totaled $1,278 and is expected to be recognized over a weighted average period of 1.6 years.

Our restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. We did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions. As of March 31, 2007, nonvested stock-based deferred compensation associated with restricted stock totaled $644 and is expected to be recognized over a weighted average period of 1.1 years.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change; our estimates may also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2007 and 2006, accounts receivable totaled $25,300 and $15,381, net of an allowance for doubtful accounts of $133 and $140, respectively.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology we purchased from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006. They are stated at the lower of unamortized cost or net realizable value and amortized on a straight-line basis over their expected useful lives of three years except for our 2003 acquisition, which is amortized on a straight-line basis over five years. We use the projected discounted cash flow method in valuing our acquired technology related to acquisitions, using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the amount of cash paid to value purchased technology. While we believe the assumptions used to value our acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology for reasonableness. Changes in our assumptions at the time of future periodic reviews could result in impairment losses. As of March 31, 2007 and 2006, intangible assets totaled $899 and $1,240, net of accumulated amortization of $1,148 and $2,925, respectively. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review during our fourth quarter or earlier to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. We performed our annual impairment test of goodwill as of March 31, 2007 and 2006 and concluded that there was no goodwill impairment. As of March 31, 2007 and 2006, we had goodwill of $14,639. No impairment losses have been recorded to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2007, 2006 and 2005.

Income Taxes. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, accrual of contingencies, research and development tax credits, and foreign tax credits.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Revenue:
New software licenses	45.4%	42.0%	45.9%
Software license updates, technical support and services	29.5	31.8	30.8
Professional services	25.1	26.2	23.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.7	0.9	1.2
Software license updates, technical support, and services	3.4	3.4	3.7
Professional services	16.7	18.0	15.8
Amortization of acquired technology	0.8	1.1	1.0

Total cost of revenue	21.6	23.4	21.7

Gross profit	78.4	76.6	78.3

Operating expenses:
Research and development	22.8	24.6	24.1
Sales and marketing	35.8	34.5	35.5
General and administrative	11.6	17.5	15.1

Total operating expenses	70.2	76.6	74.7

Income (loss) from operations	8.2	(0.0)	3.6
Interest and other income, net	4.0	3.5	2.2

Income before provision for income taxes	12.2	3.5	5.8
Provision for income taxes	3.8	0.7	2.6

Net income	8.4%	2.8%	3.2%

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cost of new software licenses	1.5%	2.1%	2.6%
Cost of software license updates, technical support, and services	11.6	10.9	11.9
Cost of professional services	66.6	68.8	68.0

Revenue

New Software License Revenue. New software licenses revenue was $43,186, $31,976, and $29,507, in fiscal 2007, 2006, and 2005, respectively, representing an increase of 35.1% in fiscal 2007 from fiscal 2006 and an increase of 8.4% in fiscal 2006 from fiscal 2005. For fiscal 2007, the increase in license revenue was primarily due to higher sales volumes to corporate enterprises and the United States government of the platform products VNE Server, IT Sentinel, SP Sentinel, NETCOP, and OPNET Panorama and modules such as ACE Advanced Console, SLA Commander, ACE Advanced Planning Module, 802.16 Specialized Model, ,and SITL Module. Royalties pertaining to a distribution agreement with Cisco Systems also contributed to the increase in fiscal 2007 license revenue as compared to fiscal 2006. For fiscal 2006, the increase in license revenue was primarily due to higher sales volumes to service providers and corporate enterprises of the platform products VNE Server, IT Sentinel, SP Sentinel, Netcop, and Panorama and modules such as ACE Advanced Console, Commander Console and Planning and Design, Netcop, ACE Advanced Planning Module, 802.16 Specialized Model, Commander, SITLM and Planning and Design modules became available in fiscal 2006. Royalties pertaining to a distribution agreement with Cisco Systems also contributed to the increase in fiscal 2006 license revenue as compared to fiscal 2005.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $28,062, $24,226, and $19,805 in fiscal 2007, 2006, and 2005, respectively, representing increases of 15.8% in fiscal 2007 from fiscal 2006 and 22.3% in fiscal 2006 from fiscal 2005. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates and technical support revenue in fiscal 2007 and fiscal 2006 reflects increases in the overall customer installed base as compared to the prior fiscal year.

Professional Services Revenue. The components of professional services for fiscal 2007, fiscal 2006, and fiscal 2005 were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands)
Consulting services	$22,399	$18,639	$13,477
Training and other income	1,483	1,274	1,454

Professional services revenue	$23,882	$19,913	$14,931

Professional services revenue was $23,882, $19,913, and $14,931 in fiscal 2007, 2006 and 2005, respectively, representing increases of 19.9% in fiscal 2007 from fiscal 2006 and of 33.4% in fiscal 2006 from fiscal 2005. Consulting services revenue comprises 93.8%, 93.6%, and 90.3% of professional services revenue for fiscal 2007, 2006, and 2005, respectively. The increases in professional services revenue were primarily due to growing demand for our consulting services by United States government agencies and, to a lesser extent, corporate enterprise customers. Revenue from consulting services provided to United States government agencies were $15,845, $13,868, and $10,349, respectively, representing increases of 14.3% in fiscal 2007 from fiscal 2006 and 34.0% in fiscal 2006 from fiscal 2005.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, we were awarded the contract option for calendar year 2005 in the amount of $2,965. The option contributed approximately $1,945 and $657 of consulting revenue for fiscal 2006 and fiscal 2005, respectively. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. Our future results of operations could be adversely affected if any of the remaining options are not exercised or the contract otherwise does not receive additional funding. In February 2007, we were awarded the contract option for calendar year 2007 in the amount of $2,119. As of March 31, 2007 we received additional awards of $779 associated with original award of $2,119. The option for calendar year 2007 and associated additional awards of $779 received as of March 31, 2007 contributed approximately $167 of consulting revenue for fiscal 2007. Our future results of operations could be adversely affected if the contract does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue. Our international revenue increased 21.3% to $20,059, or 21.1% of total revenue from $16,541, or 21.7% of total revenue, for fiscal 2007 and 2006, respectively. Our international revenue increased 34.8% during fiscal 2006 from $12,268, or 19.1% of total revenue, for fiscal 2005. The increase in international revenue in fiscal 2007 and fiscal 2006 was primarily the result of an increase in sales to corporate enterprise customers. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international sales to corporate enterprises. International revenue from corporate enterprises comprised the largest portion of international revenue for fiscal 2007. During fiscal 2007, sales to corporate enterprises and service providers accounted for the majority of our international revenue. During fiscal 2007, 2006, and 2005, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

Cost of new software license revenue consists primarily of royalties, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of costs to provide training to customers with active maintenance contracts, royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional services revenue consists primarily of personnel-related costs in providing consulting and custom training to our customers. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $638, $657, and $778 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Gross margin on software licenses revenue was 98.5%, 98.0%, and 97.4% for fiscal 2007, 2006 and 2005, respectively. The cost of new software license revenue is primarily comprised of royalty payments required for certain of our software license sales. Consequently, the proportion of licenses sold that require royalty payments impacts the gross margin. The increase in gross margin in fiscal 2007 and fiscal 2006 was primarily the result of proportionately fewer license sales requiring royalty payments.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $3,264, $2,637, and $2,348 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Gross margin on software license updates and technical support revenue was 88.4%, 89.1%, and 88.1% for fiscal 2007, 2006 and 2005, respectively. The cost of software license updates, technical support and services revenue is primarily impacted by the cost of labor associated with providing technical support and related services, and to a lesser extent, royalty payments required for certain license update sales. Gross margins decreased in fiscal 2007 from fiscal 2006 due to an increase in the cost of providing technical support and services as a result of offering training to maintained customers on a when-and-if available basis beginning January 1, 2007. Gross margins increased in fiscal 2006 from fiscal 2005 due a decrease in the proportion of license updates sold that require royalty payments. Stock-based compensation expense allocated to cost of software license updates and technical support in connection with our application of SFAS 123R was $16 for fiscal 2007. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Cost of Professional Services Revenue. Cost of professional services revenue was $15,904, $13,705, and $10,154 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Gross margin on professional services revenue increased to 33.4% for fiscal 2007 from 31.2% for fiscal 2006. Gross margin on professional services revenue decreased to 31.2% for fiscal 2006 from 32.0% for fiscal 2005. The increase in cost of professional services in fiscal 2007 from fiscal 2006 and in fiscal 2006 from fiscal 2005 was primarily due to an increase in our consulting staff to meet demand for our services. We had 111, 96, and 74 consulting employees at the end of fiscal 2007, 2006, and 2005, respectively. The increase in gross margin in fiscal 2007 from fiscal 2006 was primarily due to the increase in profitability related to certain consulting engagements. The decrease in gross margin in fiscal 2006 from fiscal 2005 was primarily the result of costs necessary to recruit, train and assign new consulting staff to billable projects. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements, and to a lesser extent, costs necessary to recruit and train new consulting staff. Stock-based compensation expense allocated to cost of professional services in connection with our application of SFAS 123R was $175 for fiscal 2007. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Operating Expenses

Research and Development. Research and development expenses were $21,688, $18,643, and $15,455 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively, representing increases of 16.3% in fiscal 2007 from fiscal 2006 and 20.6% in fiscal 2006 from fiscal 2005. The increase in fiscal 2007 from fiscal 2006 and the increase in fiscal 2006 from fiscal 2005 was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. We do not capitalize research and development costs since we release our product to the public at the same time that technological feasibility is reached. We had 161, 150, and 139 research and development employees at the end of fiscal 2007, 2006, and 2005, respectively. Stock-based compensation expense allocated to research and development in connection with our application of SFAS 123R was $533 for fiscal 2007. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Sales and Marketing. Sales and marketing expenses were $34,133, $26,300, and $22,803 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The 29.8% increase in fiscal 2007 from fiscal 2006 was due to an increase in commission expense and personnel costs of $5,375 related to sales growth and personnel growth, an increase in conference costs of $1,009, an increase in professional services of $496 and an increase in advertising of $322. The increase in fiscal 2007 from fiscal 2006 was the result of efforts to pursue our business plan. The 15.3% increase in fiscal 2006 from fiscal 2005 was primarily due to increased commission expense related to increased sales and increases in our sales and marketing staff to pursue our business plan. Stock-based compensation expense allocated to sales and marketing in connection with our application of SFAS 123R was $329 for fiscal 2007. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

General and Administrative. General and administrative expenses were $10,994, $13,375, and $9,742 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The 17.8% decrease in fiscal 2007 from fiscal 2006 was primarily due to a decrease in professional services during fiscal 2007. The decrease in professional services in fiscal 2007 was primarily the result of incurring legal expenses of $3,851 during fiscal 2006 related to the lawsuit filed by Compuware Corporation in September of 2004. No significant legal expenses related to the lawsuit filed by Compuware Corporation were incurred during fiscal 2007, as the lawsuit was settled in April 2006. The decrease in professional services during fiscal 2007 was partially offset by a $1,234 increase in personnel costs necessary to support our business plan. The 37.3% increase in fiscal 2006 from fiscal 2005 was primarily due to incurring $3,851 in legal expenses related to the lawsuit filed by Compuware Corporation in September of 2004, which was partially offset by a decrease in professional services costs associated with Sarbanes-Oxley compliance efforts. Stock-based compensation expense allocated to general and administrative in connection with our application of SFAS 123R was $409 for fiscal 2007. We did not recognize any stock-based compensation expense related to SFAS 123R in fiscal 2006.

Interest and other income, net. Other income, net was $3,834, $2,680, and $1,384 in fiscal 2007, fiscal 2006 and fiscal 2006, respectively. The increases in fiscal 2007 and fiscal 2006 were primarily due to an increase in interest income earned on our cash and cash equivalents and marketable securities. The increase in interest income is primarily the result of an increase in the aggregate balance of cash, cash equivalents, and marketable securities together with an increase in interest rates.

Provision for Income Taxes. Our effective tax rates were 32%, 19%, and 44% for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The increase in our effective tax rate in fiscal 2007 from fiscal 2006 was primarily the result of the reduced benefit of research and development credits and adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2006 tax return in December of fiscal 2007. The decrease in our effective tax rate in fiscal 2006 from fiscal 2005 was primarily the result of adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2005 tax return in December of fiscal 2006.

The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures.

Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of March 31, 2007 and 2006, we had cash, cash equivalents, and marketable securities totaling $91,381 and $85,861, respectively.

Cash provided by operating activities was $6,201, $8,705, and $4,689 for fiscal 2007, 2006 and 2005, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities in fiscal 2007 from fiscal 2006 was primarily attributable to a decrease in cash resulting from an increase in accounts receivable, which was partially offset by an increase in cash resulting from an increase in net income and deferred revenue. The increase in cash provided by operating activities in fiscal 2006 from fiscal 2005 was primarily attributable to a decrease in accounts receivable.

Net cash used in investing activities was $41,377 for fiscal 2007. Net cash provided by investing activities was $22,667 for fiscal 2006. Net cash used in investing activities was $9,063 in fiscal 2005. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business and technology acquisitions. For fiscal 2007, funds were used to purchase marketable securities of $109,637, purchase property and equipment of $3,529 and purchase intangible assets of $366. Proceeds from the sale/maturity of investments were $72,155 for fiscal 2007. For fiscal 2006, funds were used to purchase marketable securities of $31,940, purchase property and equipment of $1,452 and purchase intangible assets of $793. Proceeds from the sale/maturity of investments were $56,852 for fiscal 2006. For fiscal 2007, 2006 and 2005, a majority of our capital expenditures were for information technology and software purchases.

Cash provided by financing activities was $2,452 for fiscal 2007. Cash used in financing activities was $2,514 for fiscal 2006. Cash provided by financing activities was $1,039 for fiscal 2005. We used $1,521 to acquire 104 shares of treasury stock during fiscal 2007. We used $3,625 to acquire 409 shares of treasury stock during fiscal 2006. Cash provided by financing activities for 2007 reflects the proceeds received from the exercise of stock options of $2,987 and proceeds from the sale of common stock under our 2000 Employee Stock Purchase Plan of $753. Cash provided by financing activities for 2006 reflects the proceeds received from the exercise of stock options of $613 and proceeds from the sale of common stock under our 2000 Employee Stock Purchase Plan of $498. Prior to the adoption of SFAS 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as an increase in cash flow from financing activities. Fiscal 2007, excess tax benefits from the exercise of stock options were $383.

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements at March 31, 2007, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
(dollars in thousands)
Facilities Operating Lease Obligations	$20,164	$4,277	$7,776	$4,292	$3,819
Other Operating Lease Obligations	98	49	49	—	—

Total	$20,262	$4,326	$7,825	$4,292	$3,819

In April 2007, the Company entered into an operating lease to replace existing office space. The new lease will increase the Company’s operating lease obligations by $798 through March 2012. See Notes 8 and 9 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2007, we have no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,122 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. We were in compliance with all affirmative and negative covenants as of March 31, 2007. Effective June 10, 2006, the credit facility was renewed for $2,600 and is due to expire on June 30, 2007. As of March 31, 2007, we had available borrowings of $271 under the credit facility. We plan to renew the credit facility in fiscal 2008.

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

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures at least through fiscal 2008.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109,

“Accounting for Income Taxes.” This interpretation illustrates how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take on a tax return in its financial statements. We are currently evaluating the impact of adopting FIN No. 48 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Topic 1N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 interprets the staff’s views regarding the process of quantifying financial statement misstatements and is effective for financial statements issued for fiscal years ending after November 15, 2006. We will apply the guidance provided by SAB 108 as necessary.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company’s results of operations and financial condition will not be affected by SFAS No. 159 since the Company does not plan to implement the fair value option.

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

At March 31, 2007, we had $34,766 in cash and cash equivalents and $56,615 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2007, a one percentage point increase/decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $914.

A majority of our revenue transactions outside the United States are denominated in United States dollars. Since the operating expenses of our foreign subsidiaries are denominated in local currencies, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements at Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2007. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of OPNET Technologies, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2007.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. The report is included herein.

OPNET Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OPNET Technologies, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007, of the Company and our report dated June 6, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in method of accounting for share-based payments to conform to Financial Accounting Standards Board Statement No. 123 (revised 2004), Share Based Payment.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 6, 2007

ITEM 9B. OTHER INFORMATION

On May 9, 2007, our Board of Directors adopted Amendment No. 1 to our Second Amended and Restated By-laws to provide for the issuance of uncertificated shares of our capital stock.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference. The information in the sections entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the sections entitled “Summary Compensation Table,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June 2007.

OPNET TECHNOLOGIES, INC.

By:	/S/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 8th day of June 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for share-based payments to conform to Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 6, 2007

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$34,766	$66,710
Marketable securities	56,615	19,151
Accounts receivable, net of $133 and $140 in allowance for doubtful accounts at March 31, 2007 and 2006, respectively	21,604	12,765
Unbilled accounts receivable	3,696	2,616
Deferred income taxes, prepaid expenses and other current assets	4,366	2,339

Total current assets	121,047	103,581

Property and equipment, net	8,745	6,088
Intangible assets, net	899	1,240
Goodwill	14,639	14,639
Deferred income taxes and other assets	2,328	1,799

Total assets	$147,658	$127,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276	$1,019
Accrued liabilities	8,321	8,539
Deferred and accrued income taxes	458	527
Current portion of notes payable	—	47
Deferred rent	210	89
Deferred revenue	22,414	15,800

Total current liabilities	31,679	26,021

Accrued liabilities	259	—
Note payable	—	103
Deferred rent	1,956	1,033
Deferred revenue	893	779
Deferred income tax	—	13

Total liabilities	34,787	27,949

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—par value $0.001; 100,000 shares authorized; 27,289 and 26,738 shares issued at March 31, 2007 and 2006, respectively; 20,641 and 20,194 shares outstanding at March 31, 2007 and 2006, respectively	27	27
Additional paid-in capital	86,881	80,984
Deferred compensation	—	(393)
Retained earnings	34,815	26,850
Accumulated other comprehensive income (loss)	394	(345)
Treasury stock—6,647 and 6,543 shares at March 31, 2007 and 2006, respectively, at cost	(9,246)	(7,725)

Total stockholders’ equity	112,871	99,398

Total liabilities and stockholders’ equity	$147,658	$127,347

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2007	2006	2005
Revenues:
New software licenses	$43,186	$31,976	$29,507
Software license updates, technical support and services	28,062	24,226	19,805
Professional services	23,882	19,913	14,931

Total revenues	95,130	76,115	64,243

Cost of revenues:
New software licenses	638	657	778
Software license updates, technical support and services	3,264	2,637	2,348
Professional services	15,904	13,705	10,154
Amortization of acquired technology	723	832	651

Total cost of revenues	20,529	17,831	13,931

Gross profit	74,601	58,284	50,312

Operating expenses:
Research and development	21,688	18,643	15,455
Sales and marketing	34,133	26,300	22,803
General and administrative	10,994	13,375	9,742

Total operating expenses	66,815	58,318	48,000

Income (loss) from operations	7,786	(34)	2,312
Interest and other income, net	3,834	2,680	1,384

Income before provision for income taxes	11,620	2,646	3,696
Provision for income taxes	3,655	509	1,644

Net income	$7,965	$2,137	$2,052

Basic net income per common share	$0.39	$0.10	$0.10

Diluted net income per common share	$0.38	$0.10	$0.10

Basic weighted average common shares outstanding	20,358	20,374	20,158

Diluted weighted average common shares outstanding	21,206	20,604	20,624

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2004	26,184	20,050	$26	$77,787	6,134	$(4,100)	$22,661	$(3)	$96,371
Net income							2,052		2,052
Foreign currency translation (net of tax)								9	9
Unrealized (loss) on marketable securities (net of tax)								(86)	(86)

Total comprehensive income									1,975

Issuance of common stock:
Exercise of options	217	217		714					714
Employee stock purchase plan	42	42		364					364
Tax benefit from exercise of stock options				529					529
Amortization of deferred compensation				12					12

Balance, March 31, 2005	26,443	20,309	26	79,406	6,134	(4,100)	24,713	(80)	99,965
Net income							2,137		2,137
Foreign currency translation (net of tax)								(315)	(315)
Unrealized gain on marketable securities (net of tax)								50	50

Total comprehensive income									1,872

Issuance of common stock:
Exercise of options	179	179		612					612
Employee stock purchase plan	73	73	1	497					498
Tax benefit from exercise of stock options				49					49
Restricted stock issuance	43	43		408					408
Purchase of treasury shares		(409)			409	(3,625)			(3,625)
Deferred compensation				(408)					(408)
Amortization of deferred compensation				27					27

Balance, March 31, 2006	26,738	20,194	27	80,591	6,543	(7,725)	26,850	(345)	99,398
Net income							7,965		7,965
Foreign currency translation (net of tax)								758	758
Unrealized (loss) gain on marketable securities (net of tax)								(19)	(19)

Total comprehensive income									8,704

Issuance of common stock:
Exercise of options	381	381		2,987					2,987
Employee stock purchase plan	85	85		753					753
Tax benefit from exercise of stock options				1,088					1,088
Restricted stock issuance	85	85		—					—
Purchase of treasury shares		(104)			104	(1,521)			(1,521)
Stock based compensation expense				1,462					1,462

Balance, March 31, 2007	27,289	20,641	$27	$86,881	6,647	$(9,246)	$34,815	$394	$112,871

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$7,965	$2,137	$2,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,348	2,422	2,323
Loss on disposition of fixed assets	12	5	50
Provision for losses (gains) on accounts receivable	25	27	(111)
Deferred income taxes	50	(275)	752
Non-cash stock-based compensation expense	1,462	27	12
Receipt of government grant	—	—	(110)
Changes in assets and liabilities:
Accounts receivable	(9,944)	413	(3,107)
Prepaid expenses and other current assets	(2,151)	1,484	407
Other assets	38	(34)	50
Accounts payable	(743)	191	(106)
Accrued liabilities	(762)	1,665	1,772
Accrued income taxes	512	(118)	(2,044)
Deferred revenue	6,728	697	2,107
Deferred rent	1,044	15	113
Tax benefit from exercise of stock options	(383)	49	529

Net cash provided by operating activities	6,201	8,705	4,689

Cash flows from investing activities:
Acquisition of Altaworks	—	—	(3,431)
Acquired technology	(366)	(793)	—
Purchase of property and equipment	(3,529)	(1,452)	(1,533)
Purchase of investments	(109,637)	(31,940)	(58,523)
Proceeds from sale/maturity of investments	72,155	56,852	54,424

Net cash (used in) provided by investing activities	(41,377)	22,667	(9,063)

Cash flows from financing activities:
Acquisition of treasury stock	(1,521)	(3,625)	—
Payment of note payable	(150)	—	(40)
Tax benefit from exercise of stock options	383	—	—
Proceeds from exercise of common stock options	2,987	613	715
Issuance of common stock under employee stock purchase plan	753	498	364

Net cash provided by (used in) financing activities	2,452	(2,514)	1,039

Effect of exchange rate changes on cash and cash equivalents	780	(319)	14

Net (decrease) increase in cash and cash equivalents	(31,944)	28,539	(3,321)
Cash and cash equivalents, beginning of year	66,710	38,171	41,492

Cash and cash equivalents, end of year	$34,766	$66,710	$38,171

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

Reclassifications. Certain fiscal 2006 and fiscal 2005 amounts have been reclassified to conform to the fiscal 2007 presentation.

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

Marketable Securities. The Company has determined that all of its investments are marketable securities to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest income” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest income” line item on the consolidated statements of operations.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Supplemental Cash Flow Information.

	Year ended March 31,
	2007	2006	2005
Cash paid during the fiscal year for:
Income taxes	$3,415	$53	$2,504

Non-cash financing and investing activities:
Unrealized gain/(loss) on marketable securities	—	19	(67)
Restricted stock issued	1,152	408	—

Advertising Expense. Advertising expense for fiscal 2007 and fiscal 2006 was $686 and $367, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities and accounts receivable. The Company generally does not require collateral on accounts receivable, as the majority of its customers are large, well-established companies, or government entities.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures the bank accounts up to $100. Although balances exceed that amount, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Fair Value of Financial Instruments. The fair value of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximates their respective carrying amounts.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2007, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets, the non-cancelable term of the related lease, or the non-cancelable lease term plus all periods for which executive management believes that the failure to renew the lease imposes a penalty in an amount such that the renewal appears, at the inception of the lease, to be reasonably assured. Repairs and maintenance are expensed as incurred.

Intangible Assets. Intangible assets consist of purchased technology and acquired technology related to the Company’s acquisitions. Intangible assets are originally recorded at cost and amortized on a straight-line basis over their expected useful lives of three to five years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” intangible assets are reviewed whenever any events or changes in circumstances

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

indicate that the carrying amount of the asset may not be recoverable. There has been no impairment as of March 31, 2007 or 2006.

Goodwill. In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2007 and 2006 and concluded that there was no goodwill impairment.

Valuation of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2007 or 2006.

Revenue Recognition. The Company derives revenue from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, which include software license update, certain training provided and offered on a when-an-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. The Company recognizes revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New software license revenue represents all fees earned from granting customers licenses to use the Company’s software, and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. The Company’s new software license revenue consists of perpetual and term license sales of software products. New software license revenue is recognized when these criteria are met: persuasive evidence of an arrangement exists, delivery of the software has occurred, the software license fee is fixed or determinable, and collectibility is probable. The Company defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is the Company’s customary practice to have a written software license agreement), which is signed by both the end user and the Company, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with the Company, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which the Company collectively referred to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and the Company, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, the Company’s master reseller agreement requires that the reseller provide to the Company copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred. Physical delivery of the Company’s software products to end users or resellers, which it collectively referred to as customers, is generally considered to have occurred upon the transfer

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

of media containing the Company’s software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

•

The fee is fixed or determinable. It is the Company’s policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. The Company’s normal payment terms for its software products and services currently range from net 30 days to net 90 days and primarily vary based on the country in which an agreement is executed. Payments that extend beyond the Company’s normal payment terms from the contract date but that are due within six months are generally deemed to be fixed or determinable based on its successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due and payable.

•

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue is recognized as cash is collected.

In instances when any of the four criteria are not met, the Company defers recognition of software license revenue until the criteria are met. When the sale of the software product requires the Company to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP 81-1. The Company estimates the percentage-of-completion, under SOP 81-1, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenue and professional services revenue under certain contracts and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements, and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in the Company’s revenue and results of operations if it is required to increase or decrease previously recognized revenue related to a particular project or if it expects to incur a loss on the project.

Software license updates, technical support and services revenue represents fees associated with the sale of license updates, training, and technical support, all provided on a when-and-if-available basis under the Company’s maintenance agreement. Payments for software license updates, technical support and services (on initial order or on renewal) are generally made in advance and are nonrefundable. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software license purchase. License updates, technical support and services may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

and services. Revenue from license updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to the Company (vendor-specific objective evidence of fair value or VSOE). This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately. If the only undelivered elements in an arrangement are periodic unspecified updates or technical support agreements for which the Company is unable to establish VSOE, all revenue is recognized ratably over the contract period.

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When the Company enters into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. In these circumstances, revenue to be recognized after applying the residual method is allocated to new software license revenue based upon the relative list price of each product, and to professional services revenue based upon the VSOE of fair value of the professional services, respectively.

The Company sells new software licenses, license updates, technical support and services agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, the Company provides license updates, technical support and services agreements directly to distributors and the distributors provide support to the end customer. Revenue from sales to distributors is recorded at the amounts charged to the distributor and in the same manner as new software license, license updates, technical support and services sales sold through the Company’s direct sales force. Amounts received in advance of revenue recognition are classified as deferred revenue.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments and for the limited circumstances when the customer disputes the amounts due the Company. The Company’s methodology for determining this allowance requires significant estimates. In estimating the allowance, the Company considers the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions.

Income Taxes. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, accrual of contingencies, research and development tax credits, and foreign tax credits.

Foreign Currency Transactions. Revenue and expenses denominated in foreign currencies are translated at the average exchange rates during the period. Gains or losses on foreign exchange transactions are reported in the consolidated statements of operations.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Foreign Currency Translation. The results of operations for the Company’s international subsidiaries are translated from the designated functional currencies into United States dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Comprehensive Income. Certain revenues, expenses, gains and losses are recognized in comprehensive income but excluded from net income. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities.

Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

Stock-Based Compensation. Beginning in fiscal 2007, the Company accounts for stock-based compensation given to employees in accordance with Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board, or APB Opinion No. 25. SFAS No. 123R requires all share-based payments and nonvested shares (restricted stock) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, the Company also recognized compensation expense related to any awards that were not fully vested as of the effective date.

Prior to fiscal 2007, the Company accounted for stock-based compensation given to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized compensation expense for fixed stock option grants when the exercise price was less than the quoted market price of the shares on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” permitted the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elected to use the intrinsic value method provided in APB No. 25 were required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for fiscal 2006 and 2005.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The following table illustrates the effect on net income and related net income per share for fiscal 2006 and 2005 had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123, as amended:

	2006	2005
Net income	$2,137	$2,052
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,728)	(3,377)

Pro forma net income (loss)	$424	$(1,313)

Basic net income (loss) per common share:
As reported	$0.10	$0.10
Pro forma	$0.02	$(.07)
Diluted net income (loss) per common share:
As reported	$0.10	$0.10
Pro forma	$0.02	$(.07)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on their results of operations or financial condition.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Topic 1N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 interprets the staff’s views regarding the process of quantifying financial statement misstatements and is effective for financial statements issued for fiscal years ending after November 15, 2006. The Company will apply the guidance provided by SAB 108 as necessary.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company’s results of operations and financial condition will not be impacted by SFAS No. 159 since the Company does not plan to implement the fair value option.

2. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2007, 2006, or 2005. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over four years from the date of the grant. Restricted stock granted to non-employees under this plan generally vests over six months from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides every employee, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of common stock of the Company. An employee may authorize a payroll deduction up to a maximum of 10% of compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period and is considered compensatory under SFAS 123R.

On April 1, 2006, the Company adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective method. Prior to fiscal year 2007 and the adoption of SFAS 123R, the Company followed the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Prior to the adoption of SFAS 123R, the Company reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2007, 2006, and 2005, excess tax benefits from the exercise of stock options were $383, $49 and $529, respectively.

A summary of the total stock-based compensation expense for fiscal 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(in thousands)
Stock options	$996	$12	$12
Restricted stock	236	15	—
ESPP	230	—	—

Total stock-based compensation	$1,462	$27	$12

A summary of the total nonvested stock-based deferred compensation at March 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Restricted stock	$1,278	$393
Stock options	644	—
ESPP	111	—

Total nonvested stock-based compensation	$2,033	$393

The cost of the nonvested restricted stock, stock options, and ESPP at March 31, 2007 are expected to be recognized over a weighted average period of 1.6 years, 1.1 years and 4 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for fiscal 2007, 2006, and 2005 is as follows:

	2007
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,233	$10.37	—	$11,362	$7.31
Granted	30	$13.25	—	$8	$3.90
Exercised	(381)	$7.84	—	$2,406	$5.53
Forfeited or expired	(41)	$10.78	—	$113	$7.30

Outstanding at end of period	2,841	$10.73	4.91	$9,092	$7.51

Exercisable at end of period	2,650	$10.80	4.71	$8,356	$7.65

Nonvested at end of period	191	$9.67	7.68	$735	$5.68

Nonvested options expected to be exercised	183	$9.40	7.51	$689	$5.46

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

	2006
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,573	$10.10	—	$5,396	$7.13
Granted	30	$8.61	—	$48	$4.31
Exercised	(180)	$3.41	—	$1,083	$2.35
Forfeited or expired	(190)	$11.59	—	$91	$8.06

Outstanding at end of period	3,233	$10.37	5.57	$4,135	$7.31

Exercisable at end of period	2,772	$10.78	5.30	$3,038	$7.66

Nonvested at end of period	461	$7.85	7.17	$1,097	$5.19

	2005
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,599	$9.76	—	$4,074	$6.94
Granted	357	$9.07	—	$9	$5.73
Exercised	(217)	$3.29	—	$1,371	$1.97
Forfeited or expired	(166)	$9.46	—	$97	$6.72

Outstanding at end of period	3,573	$10.10	5.99	$2,886	$7.13

Exercisable at end of period	2,328	$10.61	5.42	$1,923	$7.60

Nonvested at end of period	1,245	$9.13	7.06	$963	$6.25

During fiscal 2007, 284 stock options vested with a weighted average grant date fair value of $7.16.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model, consistent with that used for pro forma disclosure under SFAS No 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the term is based on the Company’s expectation of when the grantees will exercise their options, the Company analyzes the historic volatility of its common stock.

The weighted average assumptions to determine the grant-date fair value for stock options for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Risk-free interest rate	5.02%	4.01%	3.38%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	2 years	4 years	4 years
Volatility factor	43%	61%	91%

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

During fiscal 2007, 2006 and 2005, respectively, we received proceeds of approximately $2,987, $613, and $715 and issued 381, 179, and 217 shares of common stock, pursuant to employee exercises of stock options.

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

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. As a result, there were no restricted stock grants for fiscal 2005. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

A summary of the restricted stock grants is as follows:

	2007		2006
	Restricted Stock Grants	Weighted Average Grant Fair Value	Restricted Stock Grants	Weighted Average Grant Fair Value
	(in thousands, except per share data)		(in thousands, except per share data)
Nonvested at beginning of period	43	$9.39	—	—
Granted	89	$13.48	43	$9.39
Vested	(1)	$13.44	—	—
Forfeited	(4)	$11.67	—	—

Nonvested at end of period	127	$12.14	43	$9.39

Employee Stock Purchase Plan

The weighted average assumptions to determine the value for employee stock purchase plan, or ESPP, shares for fiscal 2007 are as follows:

2007
Risk-free interest rate	5.16%
Expected dividend yield	0.00%
Expected life	0.5 years
Volatility factor	45%

3. Marketable Securities

Marketable securities as of March 31, 2007 and 2006, consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	March 31, 2007
Municipal securities	$46,615	$—	$—	$46,615
Auction rate securities	10,000	—	—	10,000

Marketable securities	$56,615	$—	$—	$56,615

	March 31, 2006
Corporate bonds and notes	$6,747	$2	$(10)	$6,739
United States government agencies	12,423	—	(11)	12,412

Marketable securities	$19,170	$2	$(21)	$19,151

With the exception of the auction rate securities, all of the Company’s marketable securities have maturity dates of less than one year. The auction rate securities have maturities extending through May 2046, with interest rate resets every 28 days.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	2007	2006
Acquired and purchased technology	$2,047	$4,165
Accumulated amortization	(1,148)	(2,925)

Intangible assets, net	$899	$1,240

Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. which we purchased in April 2006 for $400. Acquired and purchased technology resulted in amortization expense for fiscal 2007, 2006, and 2005 of $723, $832 and $651, respectively. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects future amortization expenses attributable to these acquisitions of $543 in fiscal 2008 and $356 in the fiscal 2009.

The value of goodwill is primarily derived from the acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill in fiscal 2007 or fiscal 2006.

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2007 and 2006:

	2007	2006
Computer equipment	$7,866	$6,824
Leasehold improvements	4,395	4,328
Construction in progress	2,320	—
Purchased software	2,165	1,664
Office furniture and equipment	1,456	1,443

Total	18,202	14,259
Less: accumulated depreciation	(9,457)	(8,171)

Property and equipment, net	$8,745	$6,088

In December 2006, we entered into an operating lease in Bethesda, MD to increase the office space of our corporate facilities. At March 31, 2007, we had $2,320 in construction in progress associated with the build out of this space. For more information regarding our office space see Note 8.

Depreciation expense for fiscal 2007, 2006, and 2005 was $1,625, $1,590, and $1,672, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

6. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2007 and 2006:

	2007	2006
Accrued compensation and bonuses	$4,709	$4,271
Accrued accounting and tax services	505	1,064
Accrued legal services	195	889
Accrued leasehold improvements	724	—
Other	2,188	2,315

Total	$8,321	$8,539

7. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
Current provision:
Federal	$2,471	$397	$493
State	785	98	129
Foreign	349	289	270

Total current provision	3,605	784	892

Deferred provision (benefit):
Federal	(28)	(297)	635
State	23	(27)	59
Foreign	55	49	58

Total deferred provision (benefit)	50	(275)	752

Total provision for income taxes	$3,655	$509	$1,644

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

At March 31, 2007 and 2006, respectively, the components of our deferred tax assets and deferred tax liabilities were as follows:

	2007	2006
Deferred tax assets:
Accrued expenses	$1,146	$605
Deferred revenue	178	238
In-process research and development	178	198
Deferred rent	832	397
Research and development tax credit carryforward	1,188	1,471
Accelerated book amortization of acquired technology	437	490
Bad debt reserve	51	54
Federal net operating loss carryforward	13,049	13,103
Foreign net operating loss carryforward	61	118
Deferred stock based compensation	396	—
Other temporary differences	49	49

Gross deferred tax assets	17,565	16,723

Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	4,276	3,434

Deferred tax liabilities:
Accelerated depreciation	124	(74)
Tax amortization of goodwill	(1,680)	(1,400)
Tax liabilities related to acquisitions	(44)	(158)
Tax accounting for unbilled accounts receivable	(593)	(130)

Total deferred tax liabilities	(2,193)	(1,762)

Net deferred tax asset	$2,083	$1,672

SFAS No. 109 “Accounting for Income Taxes,” or SFAS No. 109 requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, the Company has established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. The Company believes that it is more likely than not that the remaining net deferred tax asset of $2,083 will be realized based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

The provision for income taxes for fiscal 2007, 2006 and 2005 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2007	2006	2005
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	4.5	5.8	2.7
Tax credits	(6.2)	(31.5)	(7.1)
Nondeductible items	0.7	2.4	1.4
Foreign tax expense	—	8.8	7.3
Tax exempt income	(1.9)	1.0	—
Other	0 .1	—	1.4
Changes to estimates	0.5	(0.6)	6.4
Foreign tax rate differential	(0.2)	(0.6)	(2.5)

Effective tax rate	31.5%	19.3%	43.6%

The increase in our effective tax rate in fiscal 2007 from fiscal 2006 was primarily the result of the reduced benefit of research and development credits and adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2006 tax return in December of fiscal 2007. The decrease in our effective tax rate in fiscal 2006 from fiscal 2005 was primarily the result of adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2005 tax return in December of fiscal 2006.

At March 31, 2007, the Company had a United States federal research and development tax credit carryforward of approximately $1,188, and net operating loss carryforwards of approximately $38,379, which will expire in the years 2019 through 2024. The decrease in the Company’s effective tax rate in fiscal 2006 is primarily the result of the benefit of projected research and development tax credits in the current year and a change in estimates of projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing its fiscal 2005 tax return and foreign tax expense. At March 31, 2007, the Company’s German subsidiary had a foreign net operating loss carryforward of approximately $160. Under the tax legislation of Germany, net operating losses have no expiration date.

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

At March 31, 2007, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $1,706 which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

8. Commitments and Contingencies

The Company’s corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $2,122 in the form of a bank letter of credit, as discussed in Note 9, which is subject to annual reductions based upon meeting certain minimum financial requirements. The lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. The lease provides for one five-year renewal options. The rent is subject to escalation based upon a consumer price indexed adjustment of up to 3% each year. The lease also requires us to maintain a security deposit of approximately $69 in the form of a bank letter of credit, as discussed in Note 9, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, the Company leases office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal 2007, 2006, and 2005 was $3,821, $3,437, and $3,347, respectively. In April 2007, the Company entered into an operating lease to replace existing office space. The new lease will increase the Company’s operating lease obligations by $798. At March 31, 2007, future minimum lease payments required under non-cancelable leases were as follows:

Year ending March 31,
2008	$4,277
2009	4,016
2010	3,760
2011	3,365
2012	927
Thereafter	3,819

Total minimum lease payments	$20,164

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

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of the Company’s returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on its tax returns for those years. As a result of this agreement, the Company is reducing the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350. The IRS

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

also asserted tax deficiencies related to the timing of revenue reported on the Company’s tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on the Company’s fiscal year 2003 tax return, should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

The Company accounts for guarantees in accordance with Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2007, the Company has not recorded any liabilities related to these indemnifications.

The Company’s standard license agreement includes a warranty provision for software products. The Company generally warrants for the first ninety days after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

The Company is involved in other claims and legal proceedings arising from its normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material effect on its financial condition, results of operations, or cash flows.

9. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. The Company used the facility to issue an irrevocable letter of credit for approximately $2,122 to satisfy the security deposit requirements for its corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to the Company, the landlord had the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by the Company’s accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. The Company was in compliance with all affirmative and negative covenants as of March 31, 2007. Effective June 10, 2006, the credit facility was renewed for $2,600 and is due to expire on June 30, 2007. As of March 31, 2007, we had available borrowings of $271 under the credit facility. We plan to renew the credit facility in fiscal 2008.

In November 2002, the Company received proceeds from a $150 loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund. The loan is subject to multiple maturity dates and has a 4.83% annual interest rate. As of March 31, 2006, under the terms of the loan, which included certain conditions regarding the hiring of full time employees, the Company was obligated to repay the loan principal together with accrued interest. The principal amount together with accrued interest was paid in full on May 12, 2006.

10. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2007, 2006 and 2005 was $1,056, $890, and $689, respectively.

11. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Net Income (Numerator):
Basic and diluted net income	$7,965	$2,137	$2,052

Shares (Denominator):
Weighted average shares outstanding (basic)	20,358	20,374	20,158
Plus:
Effect of other dilutive securities—options	832	229	466
Effect of other dilutive securities—restricted stock	16	1	—

Weighted average shares outstanding (diluted)	21,206	20,604	20,624

Net income per common share:
Basic	$0.39	$0.10	$0.10
Diluted	$0.38	$0.10	$0.10

The Company had options for the purchase of 470, 2,367 and 2,434 common shares that were excluded from the diluted average shares outstanding for the fiscal 2007, 2006, and 2005 respectively, because their effect was anti-dilutive.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

12. Stockholders’ Equity

Treasury Stock. On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $1,521 and $3,625 to purchase 104 and 409 shares during fiscal 2007 and 2006, respectively, at an average price of $14.62 and $8.84. As of March 31, 2007, the Company had repurchased 514 shares of common stock under this program.

Employee Stock Purchase Plan. During fiscal 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of the Company’s common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. A total of 85, 73, and 42 shares of the Company’s common stock were issued under the ESPP in fiscal 2007, 2006 and 2005, respectively. The issuance of the common stock resulted in proceeds to the Company of $753, $497, and $363, respectively.

13. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2007, 2006, and 2005, net of tax, are as follows:

	2007	2006	2005
Net income	$7,965	$2,137	$2,052
Foreign currency translation adjustments	758	(315)	9
Net unrealized (losses) gains on marketable securities	(19)	50	(86)

Total comprehensive income	$8,704	$1,872	$1,975

14. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Operating Officer evaluates the performance of the Company using one industry segment. For the years ended March 31, 2007, 2006 and 2005, revenue from transactions with United States government agencies was approximately 43%, 43%, and 47% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2007, 2006 or 2005. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2007, 2006 and 2005.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

Revenue by geographic destination and as a percentage of total revenue for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Geographic Area by Destination
United States	$75,071	$59,574	$51,975
International	20,059	16,541	12,268

	$95,130	$76,115	$64,243

Geographic Area by Destination
United States	78.9%	78.3%	80.9%
International	21.1	21.7	19.1

	100.0%	100.0%	100.0%

15. Valuation and Qualifying Accounts

The following table sets forth activity in our valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Other		Deductions (1)	Balance at End of Period
Accounts receivable reserve account:
Year ended March 31, 2007	$140	$25	$—		$(32)	$133
Year ended March 31, 2006	$180	$27	$—		$(67)	$140
Year ended March 31, 2005	$341	$(111)	$—		$(50)	$180

Deferred tax valuation account:
Year ended March 31, 2007	$13,289	$—	$—		$—	$13,289
Year ended March 31, 2006	$13,289	$—	$—		$—	$13,289
Year ended March 31, 2005	$—	$—	$13,289	(2)	$—	$13,289

(1)	Deductions represent write-offs of receivables previously reserved and adjustments to reflect accounts receivable at net realizable value.
(2)	See Note 7 for a description of the deferred tax valuation associated with the Altaworks Corporation acquisition.

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2007
Revenue	$22,632	$23,617	$24,522	$24,359
Gross profit	17,867	18,693	19,358	18,683
Income from operations	1,820	1,796	2,733	1,437
Net income	1,635	1,727	3,024	1,579
Basic net income per common share	$0.08	$0.09	$0.15	$0.07
Diluted net income per common share	$0.08	$0.08	$0.15	$0.07
Basic weighted average common shares outstanding	20,190	20,266	20,365	20,487
Diluted weighted average common shares outstanding	20,664	21,019	21,387	21,337

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2006
Revenue	$16,477		$18,264	$20,098	$21,276
Gross profit	12,212		14,047	15,566	16,459
(Loss) income from operations	(1,167	) (1)	21	319	793
Net (loss) income	(454)		440	1,166	985
Basic net (loss) income per common share	$(0.02)		$0.02	$0.06	$0.04
Diluted net (loss) income per common share	$(0.02)		$0.02	$0.06	$0.04
Basic weighted average common shares outstanding	20,315		20,311	20,229	20,111
Diluted weighted average common shares outstanding	20,315		20,552	20,523	20,380

(1)	The loss from operations for the three months ended June 30, 2005 is primarily due to a decrease in revenue resulting from longer than anticipated transaction processing cycles related to a few significant corporate enterprise orders and investments in personnel necessary to pursue the Company’s growth strategies.

17. Interest and Other Income, Net

The components of interest and other income, net for fiscal 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Interest income	$3,825	$2,748	$1,274
Interest expense	(26)	(56)	(68)
Other income	38	18	178
Other expense	(3)	(30)	—

Interest and other income, net	$3,834	$2,680	$1,384

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

*3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Exhibit 3.2 to this Annual Report on Form 10-K.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, August 22, 2006.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the SEC on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

Exhibit Number	Description	Source

10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

10.10	Change-in Control Agreement, dated as of June 1, 2000, between the Registrant and Pradeep K. Singh	Incorporated by reference from exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.12	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

*10.13	Loan Modification Agreement, dated June 26, 2006, between Registrant and Bank of America, N.A.	Exhibit 10.13 to this Annual Report on Form 10-K.

10.14	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 17, 2006

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Acting Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith