Form 10-Q
period 2007-06-30
OPNET TECHNOLOGIES INC
filed 2007-08-07
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding on July 31, 2007 was 20,583,862.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$35,961	$34,766
Marketable securities	60,465	56,615
Accounts receivable, net of $115 and $133 in allowance for doubtful accounts at June 30, and March 31, 2007, respectively	14,357	21,604
Unbilled accounts receivable	4,027	3,696
Deferred income taxes, prepaid expenses and other current assets	3,871	4,366

Total current assets	118,681	121,047
Property and equipment, net	9,248	8,745
Intangible assets, net	734	899
Goodwill	14,639	14,639
Deferred income taxes and other assets	2,415	2,328

Total assets	$145,717	$147,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522	$276
Accrued liabilities	7,636	8,321
Other income taxes	510	458
Deferred rent	221	210
Deferred revenue	21,222	22,414

Total current liabilities	30,111	31,679

Accrued liabilities	172	259
Deferred rent	1,935	1,956
Deferred revenue	795	893
Other income tax	504	—

Total liabilities	33,517	34,787

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 27,325 and 27,289 shares issued at June 30, and March 31, 2007, respectively; 20,578 and 20,641 shares outstanding at June 30, and March 31, 2007, respectively	27	27
Additional paid-in capital	87,234	86,881
Retained earnings	34,952	34,815
Accumulated other comprehensive income	356	394
Treasury stock, at cost – 6,747 and 6,647 shares at June 30, and March 31, 2007, respectively	(10,369)	(9,246)

Total stockholders’ equity	112,200	112,871

Total liabilities and stockholders’ equity	$145,717	$147,658

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
New software licenses	$8,689	$10,326
Software license updates, technical support and services	8,191	6,454
Professional services	6,452	5,852

Total revenue	23,332	22,632

Cost of revenue:
New software licenses	210	126
Software license updates, technical support and services	1,168	707
Professional services	4,316	3,741
Amortization of acquired technology	164	191

Total cost of revenue	5,858	4,765

Gross profit	17,474	17,867

Operating expenses:
Research and development	6,185	5,216
Sales and marketing	8,647	8,063
General and administrative	2,701	2,768

Total operating expenses	17,533	16,047

(Loss) income from operations	(59)	1,820
Interest and other income, net	1,015	903

Income before provision for income taxes	956	2,723
Provision for income taxes	309	1,088

Net income	$647	$1,635

Basic net income per common share	$0.03	$0.08

Diluted net income per common share	$0.03	$0.08

Basic weighted average common shares outstanding	20,516	20,190

Diluted weighted average common shares outstanding	21,180	20,664

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$647	$1,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	578
Provision for losses on accounts receivable	31	—
Deferred income taxes	116	51
Non-cash stock-based compensation expense	331	285
Loss on disposition of fixed assets	—	6
Changes in assets and liabilities:
Accounts receivable	6,885	(2,874)
Prepaid expenses and other current assets	283	17
Other assets	(140)	49
Accounts payable	246	(270)
Accrued liabilities	(305)	(1,140)
Accrued income taxes	196	955
Deferred revenue	(1,290)	1,889
Deferred rent	(10)	(19)
Excess tax benefit from exercise of stock options	—	(94)

Net cash provided by operating activities	7,646	1,068

Cash flows from investing activities:
Purchase of property and equipment	(1,467)	(647)
Purchase of investments	(21,134)	(6,266)
Proceeds from sale/maturity of investments	17,284	8,000
Acquired technology	—	(290)

Net cash (used in) provided by investing activities	(5,317)	797

Cash flows from financing activities:
Payment of note payable	—	(150)
Acquisition of treasury stock	(1,123)	—
Proceeds from exercise of common stock options	21	658
Excess tax benefit from exercise of stock options	—	94

Net cash (used in) provided by financing activities	(1,102)	602

Effect of exchange rate changes on cash and cash equivalents	(32)	332

Net increase in cash and cash equivalents	1,195	2,799
Cash and cash equivalents, beginning of period	34,766	66,710

Cash and cash equivalents, end of period	$35,961	$69,509

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

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed with the SEC. The March 31, 2007 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2007 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Cash paid during the period:
Income tax (refund) payment	$(20)	$84
Non-cash financing and investing activities:
Restricted stock issued	362	186

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the Company shall recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative effect of applying FIN 48, recorded to the opening balance of retained earnings on April 1, 2007, is $509.

3. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Pan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2006 or calendar year 2007. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over three or four years from the date the restricted stock grants are approved by the Board of Directors. Restricted stock granted to non-employees under this plan generally vests over six months from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. There were no excess tax benefits for the three months ended June 30, 2007. For the three months ended June 30, 2006, excess tax benefits from the exercise of stock options were $94.

A summary of the total stock-based compensation expense for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in thousands)
Stock options	$136	$217
Restricted Stock	111	30
ESPP	84	38

Total stock-based compensation	$331	$285

A summary of the total nonvested stock-based deferred compensation at June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in thousands)
Restricted stock	$1,529	$534
Stock options	508	1,320
ESPP	27	12

Total nonvested stock-based compensation	$2,064	$1,866

The cost of the nonvested restricted stock, stock options and ESPP at June 30, 2007 are expected to be recognized over a weighted average period of 1.5 years, 6 months and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2007 is as follows:

	Three Months Ended June 30, 2007
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,841	$10.73	—	$9,091	$7.51
Granted	—	—	—	—	—
Exercised	(4)	$5.88	—	$19	$4.15
Forfeited or expired	(6)	$13.65	—	$5	$9.88

Outstanding at end of period	2,831	$10.73	4.66	$9,060	$7.51

Exercisable at end of period	2,643	$10.80	4.46	$8,334	$7.65

Nonvested at end of period	188	$9.65	7.44	$726	$5.65

Nonvested options expected to be exercised	180	$9.68	7.45	$330	$5.63

	Three Months Ended June 30, 2006
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,234	$10.37	5.80	—	$7.30
Granted	—	—	—	—	—
Exercised	94	$7.01	—	—	$4.93
Forfeited or expired	15	$12.40	—	—	$8.49

Outstanding at end of period	3,125	$10.46	5.62	$9,297	$7.37

Exercisable at end of period	2,829	$10.62	5.35	$8,097	$7.53

Nonvested at end of period	295	$8.89	8.20	$1,200	$5.78

During the three months ended June 30, 2007, 3 stock options vested with a weighted average grant date fair value of $11.56.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Bond due in a number of years equal to the option’s expected term. To determine expected volatility, the Company analyzes the historical volatility of its stock over the expected term of the option.

During the three months ended June 30, 2007 and 2006, there were no stock options granted.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the statement of operations in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. To date there has been no change in the Company’s forfeiture rate, so there has been no impact on compensation cost.

During the three months ended June 30, 2007 and 2006, respectively, we received proceeds of approximately $21 and $658 and issued 4 and 94 shares of common stock, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants is as follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value	Restricted Stock Grants	Weighted Average Grant Fair Value
	(in thousands, except per share data)
Nonvested at beginning of period	127	$12.14	43	$9.39
Granted	33	$11.27	18	$10.98
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at end of period	160	$11.95	61	$9.85

ESPP

Since the plan period for the Company’s ESPP ends in January and July of each year, there were no shares of the Company’s common stock issued under the ESPP in the three months ended June 30 2007, or 2006.

4. Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2007	At March 31, 2007
	(in thousands)
Acquired and purchased technology	$2,047	$2,047
Accumulated amortization	(1,313)	(1,148)

Intangible assets, net	$734	$899

Intangible assets consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006. Acquired and purchased technology resulted in amortization expense for the three month period ended June 30, 2007 and 2006 of $164 and $191, respectively. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects future amortization expense attributable to these acquisitions of $543 in fiscal 2008 and $356 in the fiscal 2009.

The value of goodwill is primarily derived from the acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during the three month periods ended June 30, 2007 or March 31, 2007.

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2007 and March 31, 2007:

	At June 30, 2007	At March 31, 2007
Computer equipment	$8,146	$7,866
Leasehold improvements	6,770	4,395
Construction in progress	30	2,320
Purchased software	2,509	2,165
Office furniture and equipment	1,746	1,456

Total	19,201	18,202
Less: accumulated depreciation	(9,953)	(9,457)

Property and equipment, net	$9,248	$8,745

In December 2006, we entered into an operating lease in Bethesda, MD to increase the office space of our corporate facilities. At March 31, 2007, we had $2,320 in construction in progress associated with the build out of this space. We completed the build out and moved into the space in April 2007. For more information regarding our office space see our Annual Report on Form 10-K for the year ended March 31, 2007.

Depreciation expense for the three months ended June 30, 2007 and 2006 was $492 and $387, respectively.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Net income (numerator):
Basic and diluted net income	$647	$1,635

Shares (denominator):
Weighted average basic shares outstanding	20,516	20,190
Plus:
Effect of other dilutive securities—options	638	460
Effect of other dilutive securities—unvested stock	26	14

Weighted average diluted shares outstanding	21,180	20,664

Net income per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

7. Stockholders’ Equity

Treasury Stock. On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $1,123 to purchase 100 shares during the three months ended June 30, 2007 at an average price of $11.23. The Company did not purchase any shares during the three months ended June 30, 2006. As of June 30, 2007, the Company had repurchased 614 shares of common stock under this program.

Employee Stock Purchase Plan. During fiscal 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of the Company’s common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period ends on January 31 and July 31, therefore there were no purchases of common stock under the ESPP in the three months ended June 30, 2007 or 2006.

8. Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 30% and 41% of total revenue for the three months ended June 30, 2007 and 2006, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2007 and 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at June 30, and March 31, 2007. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2007	2006
	(dollars in thousands)
Geographic Area:
United States	$19,245	$17,678
International	4,087	4,954

Total revenue	$23,332	$22,632

Geographic Area:
United States	82.5%	78.1%
International	17.5%	21.9%

Total revenue	100.0%	100.0%

9. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net income	$647	$1,635
Foreign currency translation adjustments	(38)	330
Unrealized loss on marketable securities	—	(14)

Total comprehensive income	$609	$1,951

10. Commitments and Contingencies

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

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of its returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on the Company’s tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on the Company’s fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of June 30, 2007, the Company has not recorded any liabilities related to these indemnifications.

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

11. Income Taxes

The Company’s effective tax rate was 32.4% and 39.9% for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available to the Company. The decrease in the Company’s effective tax rate for the three months ended June 30, 2007 as compared to the same period in the prior fiscal year was primarily due to legislation that was passed in December of 2006 to reinstate the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code. The Research and Development Tax Credit associated with the Company’s qualified research and development activities was not available under section 41 of the Internal Revenue Code for the three months ended June 30, 2006 and was not included in the Company’s tax provision calculation. In addition, the June 30, 2007 effective rate includes a benefit for tax exempt income that did not exist at June 30, 2006.

Effective April 1, 2007, the Company adopted FIN, No. 48. As a result of the implementation, the Company recognized a $538 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At June 30, 2007, the gross unrecognized benefit was $839, $810 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY02 – FY07
Belgium	FY03 – FY07
France	FY02 – FY07
Germany	FY04 – FY07
United Kingdom	FY05 – FY07
United States	FY02 – FY07
Maryland	FY04 – FY07
New York	FY04 – FY07

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in its Consolidated Statement of Operations and penalties as part of general and administrative expense in its Consolidated Statement of Operations, respectively. In conjunction with the adoption of FIN 48, the Company recognized $1 for the payment of interest at April 1, 2007 which is included in accrued interest on the balance sheet. During the three months ended June 30, 2007, the Company recognized $2 in potential interest expense associated with uncertain tax positions. The total accrued interest related to uncertain tax positions at June 30, 2007 is $30.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the amendment of certain international tax returns, and voluntary payments of its state and local income taxes. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $336 in the next twelve months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                  (in thousands, except per share data)

The following discussion and analysis relate to our financial condition and results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For the three months ended June 30, 2007, perpetual licenses represented approximately 97% of software license revenue transactions. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In April 2007, we entered into a multi-year worldwide distribution agreement with Computer Associates that built on the referral agreement entered into with Computer Associates in November of 2005. Under the terms of the agreement, Computer Associates is distributing our IT Guru Systems Planner Solution and we will collaborate with Computer Associates to offer professional services and support.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2007, or Q1 2008, as compared to the three months ended March 31, 2007, or Q4 2007, we experienced a decrease in total revenue, gross profit, operating income, net income and deferred revenue while experiencing an increase in cash, cash equivalents and marketable securities. Our operating margin decreased to negative 0.3% for Q1 2008 from 5.9% for Q4 2007.

The following table summarizes information on certain key metrics:

	Three Months Ended
	June 30, 2007	March 31, 2007	Amount Change	Percentage Change
	(dollars in thousands, except per share and employee data)
Operations Data:
Total revenue	$23,332	$24,359	$(1,027)	(4.2)%
Total cost of sales	$5,858	$5,676	$182	3.2%
Gross profit	$17,474	$18,683	$(1,209)	(6.5)%
Gross profit as a percentage of total revenue (gross margin)	74.9%	76.7%
Total operating expenses	$17,533	$17,246	$287	1.7%
(Loss) income from operations	$(59)	$1,437	$(1,496)	(104.1)%
(Loss) income from operations as a percentage of total revenue (operating margin)	(0.3)%	5.9%
Net income	$647	$1,727	$(1,080)	(62.5)%
Diluted net income per common share	$0.03	$0.07	$(0.04)	(57.1)%
Total employees (period end)	513	490	23	4.7%
Total average employees	505	487	18	3.7%
Total consultants (period end)	112	111	1	0.1%
Total average quota-carrying sales persons	82	80	2	2.5%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$96,426	$91,381	$5,045	5.5%
Cash flows provided by operating activities	$7,646	$6,201	$1,445	23.3%
Total deferred revenue (period end)	$22,017	$23,307	$(1,290)	(5.5)%

The decrease in total revenue in Q1 2008 from Q4 2007 was attributable to a decrease in international revenue of $1,990, which was partially offset by an increase in domestic revenue of $964. Our international revenue decreased 32.8% to $4,087 for Q1 2008, from $6,077 for Q4 2007. International revenue accounted for 17.5% and 24.9% of total revenue for Q1 2008 and Q4 2007, respectively. The decrease in international revenue in Q1 2008 as compared to Q4 2007 was due primarily to a decrease in revenue to international government customers, and to a lesser extent, a decrease in revenue to service providers and corporate enterprise customers. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future but fluctuate from period to period. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in the international markets.

Our gross profit decreased $1,209 to $17,474 for Q1 2008 from $18,683 for Q4 2007, and our gross margin for Q1 2008 decreased to 74.9% from 76.7% for Q4 2007. The sequential decrease in gross profit was primarily attributable to a $2,014 decrease in new software license revenue. The sequential decrease in new software license revenue decreased our gross margin, since the gross margin on our new software licenses revenue is significantly higher than the gross margin on software license updates, technical support and service revenue and professional services revenue. Gross margin on new software licenses revenue for Q1 2008 was 97.6%, while gross margin on software license updates, technical support and services revenue and professional services revenue was 85.7% and 33.1%, respectively.

Our operating margin decreased to negative 0.3% during Q1 2008 from 5.9% during Q4 2007. The decrease in operating margin during Q1 2008 as compared to Q4 2007 was largely the result of a $2,014 decrease in new software license revenue and a $598 increase in research and development expense, which was partially offset by a $260 decrease in sales and marketing expense. The increase in research and development expense was the result of an increase in staffing to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. The decrease in sales and marketing is primarily attributable to a sequential decrease in commission expense of $1,084 resulting from lower sales bookings in Q1 2008 as compared to Q4 2007, which was partially offset by increased costs including conference and trade show costs of $376, increased travel of $138, increased salary expense of $121.

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

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our consulting services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements. Our overall gross profit margin will also be affected by the ratio of revenue from new software licenses and software license updates, technical support and services to total revenue, as revenue from new software licenses and software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during the remainder of fiscal 2008 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

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

Critical Accounting Policies and Use of Estimates

Effective April 1, 2007, we adopted FIN, No. 48. As a result of the implementation, we recognized a $538 increase to our liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At June 30, 2007, the gross unrecognized benefit was $839, $810 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY02 – FY07
Belgium	FY03 – FY07
France	FY02 – FY07
Germany	FY04 – FY07
United Kingdom	FY05 – FY07
United States	FY02 – FY07
Maryland	FY04 – FY07
New York	FY04 – FY07

Our continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in our Consolidated Statement of Operations and penalties as part of general and administrative expense in our Consolidated Statement of Operations, respectively. In conjunction with the adoption of FIN 48, we recognized $1 for the payment of interest at April 1, 2007 which is included in accrued interest on the balance sheet. During the three months ended June 30, 2007, we recognized $2 in potential interest expense associated with uncertain tax positions. The total accrued interest related to uncertain tax positions at June 30, 2007 is $30.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the amendment of certain international tax returns, and voluntary payments of our state and local income taxes. In the aggregate, we believe the liability for uncertain tax positions could decrease by $336 in the next twelve months.

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2007	2006
Revenue:
New software licenses	37.2%	45.6%
Software license updates, technical support and services	35.1	28.5
Professional services	27.7	25.9

Total revenue	100.0	100.00

Cost of revenue:
New software licenses	0.9	0.6
Software license updates, technical support and services	5.0	3.1
Professional services	18.5	16.5
Amortization of acquired technology	0.7	0.9

Total cost of revenue	25.1	21.1

Gross profit	74.9	78.9

Operating expenses:
Research and development	26.5	23.1
Sales and marketing	37.1	35.6
General and administrative	11.6	12.2

Total operating expenses	75.2	70.9

(Loss) income from operations	(0.3)	8.0
Interest and other income, net	4.4	4.0

Income before provision for income taxes	4.1	12.0
Provision for income taxes	1.3	4.8

Net income	2.8%	7.2%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended June 30,
	2007	2006
Cost of Revenue:
New software licenses	2.4%	1.2%
Software license updates, technical support and services	14.3	11.0
Professional services	66.9	63.9

Revenue

New Software License Revenue. New software license revenue was $8,689 and $10,326 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of 15.9%. For the three months ended June 30, 2007, as compared to the same period in fiscal 2007, the decrease in license revenue was due largely to a decrease in revenue to service providers and corporate enterprise customers particularly in the overseas market, which was partially offset by an increase in revenue to United States government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $8,191 and $6,454 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of 26.9%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three months ended June 30 2007, as compared to the same period in fiscal 2007, reflects increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Consulting services revenue	$6,316	$5,418
Training revenue	136	434

Professional services revenue	$6,452	$5,852

Professional services revenue was $6,452 and $5,852 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of 10.3%. Consulting services revenue accounted for 97.9% and 92.6% of professional services revenue for the three months ended June 30, 2007 and 2006, respectively. The increase for the three months ended June 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in revenue from enterprise customers, and to a lesser extent, revenue from United States government customers and service providers, which was partially offset by a decrease in revenue from network equipment manufacturers.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the contract option for calendar year 2007 in the amount of $2,119. As of June 30, 2007 we received additional awards of $1,280 associated with the original award of $2,119. The option for calendar year 2007 and associated additional awards of $1,280 received as of June 30, 2007 contributed approximately $167 of consulting revenue for fiscal 2007 and approximately $379 of consulting revenue for the three months ended June 30, 2007. Our future results of operations could be adversely affected if the contract does not receive additional funding. Funding under this award may be increased or decreased during the calendar year.

International Revenue.

Our international revenue was $4,087 and $4,954 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of 17.5%. Our international revenue decreased as a percentage of total revenue to 17.5% for the three months ended June 30, 2007 from 21.9% for the same period in fiscal 2006. The decrease in our international revenue was primarily the result of a decrease in revenue from network equipment manufacturers and service providers. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three months ended June 30, 2007 and 2006, respectively.

Cost of Revenue.

Cost of new software license revenue consists primarily of royalties, and to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of costs to provide training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, distribution costs, and personnel-related costs in providing technical support. Cost of professional services revenue consists primarily of personnel-related costs in providing consulting and custom training to our customers. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $210 and $126 for the three months ended June 30, 2007 and 2006, respectively. The increase in costs was primarily the result of increased royalty payments. The cost of new software license revenue is primarily comprised of royalty payments required for certain software license sales. Gross margin on software license revenue decreased to 97.6% for the three months ended June 30, 2007 from 98.8% for the same period in fiscal 2007. The decrease in gross margin was primarily the result of an increase in the percentage of software license sales that require a royalty payment to third-party vendors.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue were $1,168 and $707 for the three months ended, June 30, 2007 and 2006 respectively. The increase in the cost of software license updates, technical support and services revenue for the three months ended June 30, 2007 as compared to the same period in fiscal 2007, was primarily the result of a $296 increase in the cost of providing training to maintained customers on a when-and-if available basis beginning January 1, 2007 and a $140 increase in the cost of labor associated with increases in staffing levels necessary to provide technical support to our customers. Gross margin on software license updates, technical support and services revenue decreased slightly to 85.7% for the three months ended June 30, 2007 from 89.1% for the same period in fiscal 2007. Gross margins decreased for the three months ended June 30, 2007 as compared to the same period in fiscal 2007 as a result of offering training to maintained customers on a when-and-if available basis beginning January 1, 2007, and to a lesser extent, increases in the cost of labor associated with providing technical support to our customers. Stock-based compensation expense allocated to cost of software license updates, technical support and services in connection with our application of SFAS 123R was $4 and $3 for the three months ended June 30, 2007 and 2006, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4,316 and $3,741 for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of professional services revenue for the three months ended June 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in personnel costs related to the increase in our consulting staff necessary to meet demand for consulting services. Gross margin on professional services revenue decreased to 33.1% for the three months ended June 30, 2007 from 36.1% for the same period in fiscal 2007. The decrease in gross margin for the three months ended June 30, 2007 as compared to the same period in fiscal 2007 was primarily the result of a decrease in the effective billing rates of consulting projects. Stock-based compensation expense allocated to cost of professional services in connection with our application of SFAS 123R was $30 and $41 for the three months ended June 30, 2007 and 2006, respectively.

Operating Expenses

Research and Development. Research and development expenses were $6,185 and $5,216 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of 18.6%. The increase in expenses for the three months ended June 30, 2007 as compared to the same period in fiscal 2007 was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development in connection with our application of SFAS 123R was $115 and $112 for the three months ended June 30, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expenses were $8,647 and $8,063 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of 7.3%. The increase in expense was due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, and to a lesser extent, higher conference costs and advertising, which was partially offset by a decrease in commission expense. Stock-based compensation expense allocated to sales and marketing in connection with our application of SFAS 123R was $84 and $70 for the three months ended June 30, 2007 and 2006, respectively.

General and Administrative. General and administrative expenses were $2,701 and $2,768 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of 2.4%. Stock-based compensation expense allocated to general and administrative expense in connection with our application of SFAS 123R was $98 and $58 for the three months ended June 30, 2007 and 2006, respectively.

Interest and Other Income, net. Interest and other income, net, was $1,015 and $903 for the three months ended June 30, 2007 and 2006, respectively. The increase in interest income and other income for the three months ended June 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of an increase in interest rates and an increase in total cash, cash equivalents and marketable securities.

Provision for Income Taxes. Our effective tax rate was 32.4% and 39.9% for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions and the amount of tax credits available. The decrease in our effective tax rate for the three months ended June 30, 2007 as compared to the same period in the prior fiscal year was primarily due to legislation that was passed in December of 2006 to reinstate the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code. The Research and Development Tax Credit associated with our qualified research and development activities was not available under section 41 of the Internal Revenue Code for the three months ended June 30, 2006 and was not included in our tax provision calculation. In addition, the June 30, 2007 effective rate includes a benefit for tax exempt income that did not exist at June 30, 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of June 30, 2007 we had cash, cash equivalents and marketable securities totaling $96,426.

Cash provided by operating activities was $7,646 and $1,068 for the three months ended June 30, 2007 and 2006, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable, which was partially offset by an increase in deferred revenue.

Net cash used in investing activities was $5,317 for the three months ended June 30, 2007, and net cash provided by investing activities was $797 for the three months ended June 30, 2006. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the three months ended June 30, 2007, we used funds to purchase marketable securities of $21,134 and to purchase property and equipment of $1,467. Proceeds from the sale or maturity of investments were $17,284 for the three months ended June 30, 2007. For the three months ended June 30, 2006, we used funds to purchase marketable securities of $6,266, purchase property and equipment of $647, and to purchase technology from SQMWorks, Inc. Proceeds from the sale or maturity of investments were $8,000 for the three months ended June 30, 2006.

Net cash used in financing activities was $1,102 for the three months ended June 30, 2007, and net cash provided by financing activities was $602 for the three months ended June 30, 2006. We used $1,123 to acquire 100 shares of treasury stock during the three months ended June 30, 2007. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the State of Maryland under the

Maryland Economic Development Assistance Fund during the three months ended June 30, 2006. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. There were no excess tax benefits from the exercise of stock options for the three months ended June 30, 2007. For the three months ended June 30, 2006, excess tax benefits from the exercise of stock options were $94.

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

The following table summarizes our contractual arrangements at June 30, 2007, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More than 5 Years
	(dollars in thousands)
Facilities Operating Lease Obligations	$19,818	$4,342	$8,042	$3,853	$3,581
Purchase Obligations	86	48	38	—	—
FIN 48 Liability	839	336	291	212	—

Total	$20,743	$4,726	$8,371	$4,065	$3,581

As of June 30, 2007, we did not have any capital lease obligations. For more information regarding our office space see our Annual Report on Form 10-K for the year ended March 31, 2007.

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

At June 30, 2007, we had $35,961 in cash and cash equivalents and $60,465 in marketable securities. Based on our cash, cash equivalents, and marketable securities as June 30, 2007, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $964.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. In February 2007, we were awarded the contract option for calendar year 2007 in the amount of $2,119. As of June 30, 2007, we received additional awards of $1,280 associated with the original award of $2,119. Our results of operations could be adversely affected if the contract does not receive additional funding.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 30% and 41% of our total revenue for the three months ended June 30, 2007 and 2006, respectively. Government sales entail a variety of risks including:

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and purchase of additional software licenses, which represent a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margins.

We realize lower margins on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margins will be lower.

The following table outlines the gross margins for our three types of revenue for the periods indicated:

	Three Months Ended June 30,
	2007	2006
New software licenses	97.6%	98.8%
Software license updates, technical support, and services	85.7	89.1
Professional services revenue	33.1	36.1

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenue. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenue. Our success and ability to compete depend substantially upon the internally-developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition, and non-disclosure agreements with our employees.

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

These royalty or licensing agreements may not be available on terms acceptable to us, or at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the affected product without redeveloping it or incurring significant additional expense.

Future interpretations of existing accounting standards could adversely affect our operating results.

The Securities and Exchange Commission, American Institute of Certified Public Accountants, Financial Accounting Standards Board, and various other authoritative accounting bodies continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

We completed our acquisition of Altaworks Corporation in October 2004. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

Issuer Purchases Of Equity Securities

(share number in thousands)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	—	—	—	486
May 1 – 31, 2007	44	$11.17	44	442
June 1 – 30, 2007	56	$11.28	56	386

Total	100	$11.23	100	386

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. As of June 30, 2007, the Company had repurchased 614 shares of common stock under this program.

ITEM 6. Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: August 7, 2007	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith