Form 10-Q
period 2007-09-30
OPNET TECHNOLOGIES INC
filed 2007-11-07
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding on November 1, 2007 was 20,546,900.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,560	$34,766
Marketable securities	55,670	56,615
Accounts receivable, net of $85 and $133 in allowance for doubtful accounts at September 30, and March 31, 2007, respectively	17,726	21,604
Unbilled accounts receivable	4,654	3,696
Deferred income taxes, prepaid expenses and other current assets	3,934	4,366

Total current assets	119,544	121,047

Property and equipment, net	9,631	8,745
Intangible assets, net	570	899
Goodwill	14,639	14,639
Deferred income taxes and other assets	2,586	2,328

Total assets	$146,970	$147,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$276
Accrued liabilities	8,168	8,321
Other income taxes	561	458
Deferred rent	279	210
Deferred revenue	20,589	22,414

Total current liabilities	29,732	31,679

Accrued liabilities	115	259
Deferred rent	1,858	1,956
Deferred revenue	1,437	893
Other income tax	621	—

Total liabilities	33,763	34,787

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 27,432 and 27,289 shares issued at September 30, and March 31, 2007, respectively; 20,537 and 20,641 shares outstanding at September 30, and March 31, 2007, respectively	27	27
Additional paid-in capital	88,350	86,881
Retained earnings	36,253	34,815
Accumulated other comprehensive income	455	394
Treasury stock, at cost – 6,895 and 6,647 shares at September 30, and March 31, 2007, respectively	(11,878)	(9,246)

Total stockholders’ equity	113,207	112,871

Total liabilities and stockholders’ equity	$146,970	$147,658

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
New software licenses	$9,637	$11,183	$18,326	$21,509
Software license updates, technical support and services	8,493	6,983	16,684	13,437
Professional services	6,861	5,451	13,313	11,303

Total revenue	24,991	23,617	48,323	46,249

Cost of revenue:
New software licenses	153	195	363	321
Software license updates, technical support and services	1,071	761	2,239	1,468
Professional services	4,576	3,782	8,892	7,523
Amortization of acquired technology	165	186	329	377

Total cost of revenue	5,965	4,924	11,823	9,689

Gross profit	19,026	18,693	36,500	36,560

Operating expenses:
Research and development	6,618	5,373	12,803	10,589
Sales and marketing	9,468	8,904	18,115	16,967
General and administrative	2,729	2,620	5,430	5,388

Total operating expenses	18,815	16,897	36,348	32,944

Income from operations	211	1,796	152	3,616

Interest and other income, net	1,036	988	2,051	1,891

Income before provision for income taxes	1,247	2,784	2,203	5,507
(Benefit) provision for income taxes	(54)	1,057	255	2,144

Net income	$1,301	$1,727	$1,948	$3,363

Basic net income per common share	$0.06	$0.09	$0.10	$0.17

Diluted net income per common share	$0.06	$0.08	$0.09	$0.16

Basic weighted average common shares outstanding	20,409	20,266	20,446	20,228

Diluted weighted average common shares outstanding	20,926	21,019	20,993	20,920

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,948	$3,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,325	1,157
Provision for losses on accounts receivable	6	4
Deferred income taxes	33	118
Non-cash stock-based compensation expense	763	864
Loss on disposition of fixed assets	—	5
Changes in assets and liabilities:
Accounts receivable	2,914	(5,646)
Prepaid expenses and other current assets	1,391	(962)
Other assets	(149)	42
Accounts payable	(141)	(596)
Accrued liabilities	476	(970)
Accrued income taxes	(832)	159
Deferred revenue	(1,281)	3,008
Deferred rent	(29)	(34)
Excess tax benefit from exercise of stock options	(23)	(141)

Net cash provided by operating activities	6,401	371

Cash flows from investing activities:
Purchase of property and equipment	(2,673)	(1,035)
Purchase of investments	(61,259)	(49,888)
Proceeds from sale/maturity of investments	62,204	26,700
Acquired technology	—	(281)

Net cash used in investing activities	(1,728)	(24,504)

Cash flows from financing activities:
Payment of note payable	—	(150)
Acquisition of treasury stock	(2,632)	(453)
Proceeds from exercise of common stock options	170	1,059
Excess tax benefit from exercise of stock options	23	141
Issuance of common stock under employee stock purchase plan	482	365

Net cash (used in) provided by financing activities	(1,957)	962

Effect of exchange rate changes on cash and cash equivalents	78	573

Net increase (decrease) in cash and cash equivalents	2,794	(22,598)

Cash and cash equivalents, beginning of period	34,766	66,710

Cash and cash equivalents, end of period	$37,560	$44,112

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(in thousands, except per share data)

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of management software for networks and applications. The Company’s solutions address application performance management, network configuration management, capacity planning and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets product suites in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets products through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Sydney, Australia; and Ghent, Belgium; third-party distributors; and value-added resellers. In August 2007, the Company registered a wholly-owned subsidiary to market its products in Singapore. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed with the SEC. The March 31, 2007 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2007 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Cash paid during the period:
Income tax payment	$923	$1,954	$903	$2,070
Non-cash financing and investing activities:
Restricted stock issued	242	281	604	467

2.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial

Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company adopted FIN No. 48 effective April 1, 2007, and the cumulative effect of applying FIN No. 48, recorded to the opening balance of retained earnings on April 1, 2007, was $509.

3.	Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2006 or calendar year 2007. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over three or four years from the date the restricted stock grants are approved by the Board of Directors. Restricted stock granted to non-employees under this plan generally vests over one year from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2007 and 2006, excess tax benefits from the exercise of stock options were $23 and $47, respectively. For the six months ended September 30, 2007 and 2006, excess tax benefits from the exercise of stock options were $23 and $141, respectively.

A summary of the total stock-based compensation expense for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2007	September, 30 2006	September 30, 2007	September 30, 2006
	(in thousands)
Stock options	$130	$478	$266	$695
Restricted stock	145	47	256	77
ESPP	157	54	241	92

Total stock-based compensation	$432	$579	$763	$864

A summary of the total nonvested stock-based deferred compensation at September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006
Restricted stock	$1,627	$768
Stock options	378	918
ESPP	120	87

Total nonvested stock-based compensation	$2,125	$1,773

The cost of the nonvested restricted stock, stock options and ESPP at September 30, 2007 are expected to be recognized over a weighted average period of 1.4 years, 6 months and 4 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, 2007
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	2,831	$10.73	—	$5,020	$7.51
Granted	—	—	—	—	—
Exercised	(28)	$5.36	—	$140	$3.79
Forfeited or expired	(6)	$11.64	—	$2	$8.11

Outstanding at end of period	2,797	$10.78	4.42	$4,845	$7.55

Exercisable at end of period	2,718	$10.83	4.35	$4,640	$7.59
Nonvested at end of period	79	$9.00	6.85	$205	$6.00
Nonvested options expected to be exercised	75	$9.00	6.85	$195	$6.00

	Three Months Ended September 30, 2006
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,125	$10.46	—	$9,680	$7.37
Granted	30	$13.25	—	$—	$2.53
Exercised	(53)	$7.52	—	$272	$5.44
Forfeited or expired	(11)	$11.15	—	$21	$7.81

Outstanding at end of period	3,091	$10.53	5.41	$9,370	$7.36

Exercisable at end of period	2,885	$10.60	5.21	$8,642	$7.50
Nonvested at end of period	206	$9.59	8.17	$728	$5.46

	Six Months Ended September 30, 2007
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	2,841	$10.73	—	$5,043	$7.51
Granted	—	—	—	—	—
Exercised	(31)	$5.42	—	$159	$3.83
Forfeited or expired	(13)	$12.60	—	$4	$8.95

Outstanding at end of period	2,797	$10.78	4.42	$4,845	$7.55

Exercisable at end of period	2,718	$10.83	4.35	$4,640	$7.59
Nonvested at end of period	79	$9.00	6.85	$205	$6.00

	Six Months Ended September 30, 2006
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,233	$10.37	—	$10,264	$7.31
Granted	30	$13.25	—	$—	$2.53
Exercised	(146)	$7.23	—	$799	$5.11
Forfeited or expired	(26)	$11.88	—	$32	$8.20

Outstanding at end of period	3,091	$10.53	5.41	$9,370	$7.36

Exercisable at end of period	2,885	$10.60	5.21	$8,642	$7.50
Nonvested at end of period	206	$9.59	8.17	$728	$5.46

During the three months ended September 30, 2007, 109 stock options vested with a weighted average grant date fair value of $10.18 per share.

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

During the three months ended September 30, 2007, there were no stock options granted.

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

During the three months ended September 30, 2007 and 2006, respectively, we received proceeds of approximately $149 and $401 and issued 28 and 53 shares of common stock, pursuant to employee and Director exercises of stock options. During the six months ended September 30, 2007 and 2006, respectively, we received proceeds of approximately $170 and $1,059 and issued 32 and 147 shares of common stock, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 2007 and 2006 is as follows:

	Three Months Ended September 30, 2007		Six Months Ended September 30, 2007
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
	(in thousands, except per share data)
Nonvested at beginning of period	160	$11.95	127	$12.14
Granted	24	$10.27	58	$10.85
Vested	—	—	—	—
Forfeited	—	—	(1)	—

Nonvested at end of period	184	$11.73	184	$11.73

	Three Months Ended September 30, 2006		Six Months Ended September 30, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
	(in thousands, except per share data)
Nonvested at beginning of period	61	$9.85	43	$9.39
Granted	24	$12.20	42	$11.68
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at end of period	85	$10.51	85	$10.51

ESPP

During fiscal 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides all eligible employees, including members of the Board of Directors who are employees, to collectively purchase up to a total of 300 shares of the Company’s common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the Company’s ESPP ends in January and July of each year.

During the six months ended September 30, 2007 and 2006, respectively, employees purchased 55 and 47 shares of common stock under the ESPP, resulting in proceeds to us of approximately $482 and $365.

4. Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2007	At March 31, 2007
	(in thousands)
Acquired and purchased technology	$2,047	$2,047
Accumulated amortization	(1,477)	(1,148)

Intangible assets, net	$570	$899

Intangible assets consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006. Acquired and purchased technology resulted in amortization expense for the three months ended September 30, 2007 and 2006 of $165 and $186, respectively and for the six months ended September 30, 2007 and 2006 of $329 and $377, respectively. Amortization expense from acquired technology is included in cost of revenue in the condensed consolidated statements of operations. The Company amortizes the intangible assets on a straight-line basis over their expected useful lives of three to five years. The Company currently expects future amortization expense attributable to these acquisitions of $214 for the remainder of fiscal 2008 and $356 in the fiscal 2009.

The value of goodwill is primarily derived from the acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during the six month period ended September 30, 2007.

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2007 and March 31, 2007:

	At September 30, 2007	At March 31, 2007
Computer equipment	$8,420	$7,866
Leasehold improvements	6,735	4,395
Construction in progress	72	2,320
Purchased software	3,022	2,165
Office furniture and equipment	1,857	1,456

Total	20,106	18,202
Less: accumulated depreciation	(10,475)	(9,457)

Property and equipment, net	$9,631	$8,745

In December 2006, we entered into an operating lease in Bethesda, Maryland to increase the office space of our corporate facilities. At March 31, 2007, we had $2,320 in construction in progress associated with the build out of this space. We completed the build out and moved into the space in April 2007. For more information regarding our office space see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Depreciation expense for the three months ended September 30, 2007 and 2006 was $504 and $393, respectively. Depreciation expense for the six months ended September 30, 2007 and 2006 was $996 and $780, respectively.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income (numerator):
Basic and diluted net income	$1,301	$1,727	$1,948	$3,363

Shares (denominator):
Weighted average basic shares outstanding	20,409	20,266	20,446	20,228
Plus:
Effect of other dilutive securities – options	487	738	519	681
Effect of other dilutive securities—unvested stock	30	15	28	11

Weighted average diluted shares outstanding	20,926	21,019	20,993	20,920

Net income per common share:
Basic	$0.06	$0.09	$0.10	$0.17
Diluted	$0.06	$0.08	$0.09	$0.16

7. Stockholders’ Equity

Treasury Stock. On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $1,509 and $453 to purchase 148 and 34 shares during the three months ended September 30, 2007 and 2006, respectively, at average prices of $10.21 and $13.33 per share, respectively. The Company expended $2,632 and $453 to purchase 248 and 34 shares during the six months ended September 30, 2007 and 2006, respectively, at average prices of $10.62 and $13.33 per share, respectively. As of September 30, 2007, the Company had repurchased 762 shares of common stock under this program.

8. Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 47% and 50% of total revenue for the three months ended September 30, 2007 and 2006, respectively. Revenue from transactions with United States government agencies was approximately 46% of total revenue for the six months ended September 30, 2007 and 2006, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2007 and 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at September 30, and March 31, 2007. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Geographic Area:
United States	$20,430	$19,782	$39,676	$37,460
International	4,561	3,835	8,647	8,789

Total revenue	$24,991	$23,617	$48,323	$46,249

Geographic Area:
United States	81.7%	83.8%	82.1%	81.0%
International	18.3%	16.2%	17.9%	19.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

9. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$1,301	$1,727	$1,948	$3,363
Foreign currency translation adjustments	99	228	61	558
Unrealized loss on marketable securities	—	(10)	—	(24)

Total comprehensive income	$1,400	$1,945	$2,009	$3,897

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

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of its returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on the Company’s tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on the Company’s fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of September 30, 2007, the Company has not recorded any liabilities related to these indemnifications.

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

11. Income Taxes

The Company’s effective tax rate was negative 4.4% and 38.0% for the three months ended September 30, 2007 and 2006, respectively. The Company’s effective tax rate was 11.6% and 38.9% for the six months ended September 30, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate principally due to tax credits available to the Company and due to tax exempt interest earned. The decrease in the Company’s effective tax rate for the three and six months ended September 30, 2007, as compared to the same periods in the prior fiscal year, was primarily due to legislation that was passed in December of 2006 to reinstate the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code and the result of a change to the Company’s projected fiscal 2008 book income relative to the Company’s projected fiscal 2008 permanent book to tax differences.

Effective April 1, 2007, the Company adopted FIN No. 48. As a result of the implementation, the Company recognized a $538 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At September 30, 2007, the gross unrecognized benefit was $871, $842 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY02 – FY07
Belgium	FY05 – FY07
France	FY03 – FY07
Germany	FY04 – FY07
United Kingdom	FY06 – FY07
United States	FY02 – FY07
Maryland	FY04 – FY07
New York	FY04 – FY07

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in its Consolidated Statement of Operations and penalties as part of general and administrative expense in its Consolidated Statement of Operations. In conjunction with the adoption of FIN 48, the Company recognized $28 for the payment of interest at April 1, 2007 which is included in accrued interest on the balance sheet. During the three and six months ended September 30, 2007, the Company recognized $2 and $3 in potential interest expense associated with uncertain tax positions. The total accrued interest related to uncertain tax positions at September 30, 2007 is $33.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the amendment of certain international tax returns, and voluntary payments of its state and local income taxes. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $150 in the next twelve months.

12. Subsequent Event

On October 19, 2007, OPNET completed the acquisition of certain assets from Network Physics, Inc. The acquisition contributed key components to the Company’s product portfolio for application performance management. Pursuant to the asset purchase agreement, the purchase price of $10,005 was paid in cash from the Company’s working capital. The Company is in the process of completing the purchase price allocation and expects to complete the analysis prior to the end of the fiscal year.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share data)

The following discussion and analysis relate to our financial condition and results of operations for the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States, and we have subsidiaries in Australia, Belgium, France, Germany and the United Kingdom. In August 2007, we also registered a wholly-owned subsidiary in Singapore. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for two to four years, which we refer to as term licenses. For the six months ended September 30, 2007, perpetual licenses represented approximately 97% of software license revenue transactions. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our technology.

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

In April 2007, we entered into a multi-year worldwide distribution agreement with Computer Associates that built upon the referral agreement entered into with Computer Associates in November of 2005. Under the terms of the agreement, Computer Associates is distributing our IT Guru Systems Planner Solution and we will collaborate with Computer Associates to offer professional services and support.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended September 30, 2007, or Q2 2008, as compared to the three months ended June 30, 2007, or Q1 2008, we experienced an increase in total revenue, gross profit, operating income, net income, and deferred revenue while experiencing a decrease in cash, cash equivalents and marketable securities. Our operating margin increased to 0.8% for Q2 2008 from negative 0.3% for Q1 2008.

The following table summarizes information on certain key metrics:

	Three Months Ended
	September 30, 2007	June 30, 2007	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$24,991	$23,332	$1,659	7.1%
Total cost of sales	$5,965	$5,858	$107	1.8%
Gross profit	$19,026	$17,474	$1,552	8.9%
Gross profit as a percentage of total revenue (gross margin)	76.1%	74.9%
Total operating expenses	$18,815	$17,533	$1,282	7.3%
Income (loss) from operations	$211	$(59)	$270	457.6%
Income (loss) from operations as a percentage of total revenue (operating margin)	0.8%	(0.3)%
Net income	$1,301	$647	$654	101.1%
Diluted net income per common share	$0.06	$0.03	$0.03	100.0%
Total employees (period end)	525	513	12	2.3%
Total average employees	527	505	22	4.4%
Total consultants (period end)	117	112	5	4.5%
Total average quota-carrying sales persons	92	84	8	9.5%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$93,230	$96,426	$(3,196)	(3.3)%
Cash flows provided by operating activities	$(1,245)	$7,646	$(8,891)	(116.3)%
Total deferred revenue (period end)	$22,026	$22,017	$9	0.0%

The increase in total revenue in Q2 2008 from Q1 2008 was attributable to an increase in domestic and international revenue of $1,185 and $474, respectively. Our domestic revenue increased 6.2% to $20,430 for Q2 2008 from $19,245 for Q1 2008. Our international revenue increased 11.6% to $4,561 for Q2 2008 from $4,087 for Q1 2008. International revenue accounted for 18.3% and 17.5% of total revenue for Q2 2008 and Q1 2008, respectively. The increase in domestic revenue in Q2 2008 as compared to Q1 2008 was due to an increase in revenue from United States government customers, and to a lesser extent, an increase in revenue from service providers which was partially offset by a decrease in revenue from corporate enterprise customers. The increase in international revenue in Q2 2008 as compared to Q1 2008 was due to an increase in revenue from service providers, which was partially offset by a decrease in revenue from corporate enterprise customers and network equipment manufacturers. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future but fluctuate from period to period. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in the international markets.

Our gross profit increased $1,552 to $19,026 for Q2 2008 from $17,474 for Q1 2008, and our gross margin for Q2 2008 increased to 76.1% from 74.9% for Q1 2008. The sequential increase in gross profit was primarily attributable to a $948 increase in new software license revenue. The sequential increase in new software license revenue increased our gross margin, since the gross margin on our new software license revenue is significantly higher than the gross margin on software license updates, technical support and service revenue and professional services revenue. Gross margin on new software license revenue for Q2 2008 was 98.4%, while gross margin on software license updates, technical support and services revenue and on professional services revenue was 87.4% and 33.3%, respectively.

Our operating margin increased to 0.8% during Q2 2008 from negative 0.3% during Q1 2008. The increase in operating margin during Q2 2008 as compared to Q1 2008 was largely the result of a $948 increase in new software license revenue, and to a lesser extent, improved gross margin on software license updates, technical support and services and professional services, which were partially offset by an increase in operating expenses. The increase in operating expenses was due to an increase in sales and marketing and research and development expense, and to a much lesser extent, an increase in general and administrative expense.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We expect future growth opportunities in revenue to come from sales to enterprise customers and the United States government. We expect to generate incremental revenue from products we acquired in conjunction with our acquisition of technology from Network Physics, Inc. (see Note 12 to the Consolidated Financial Statements for additional information related to our acquisition), and expect the technology we acquired to increase future growth opportunities related to our existing products. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors impact the timing of sales orders as well as our ability to forecast future revenue. As a result, we expect our international revenue in absolute dollars and as a percentage of total revenue to fluctuate from quarter to quarter.

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our consulting services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements. We also anticipate an increase in amortization of acquired technology as a result of our acquisition of technology from Network Physics, Inc. (see Note 12 to the Consolidated Financial Statements for additional information related to our acquisition). Our overall gross profit margin will also be affected by the ratio of revenue from new software licenses and software license updates, technical support and services to total revenue, as revenue from new software licenses and software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services.

Research and Development Expenses. We believe that a significant level of research and development investment will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We hired 13 engineers in conjunction with our acquisition of technology from Network Physics, Inc. (see Note 12 to the Consolidated Financial Statements for additional information related to our acquisition). We anticipate hiring additional engineers, and we expect to incur additional research and development expenses in connection with such new hires. We expect that the absolute dollar amount of research and development expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We hired 8 sales-related employees in conjunction with our acquisition of technology from Network Physics, Inc. (see Note 12 to the Consolidated Financial Statements for additional information related to our acquisition). We plan to add quota-carrying sales persons during the remainder of fiscal 2008 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue growth, among other factors.

Operating Margin. Because a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings.

Critical Accounting Policies and Use of Estimates

Effective April 1, 2007, we adopted FIN No. 48. As a result of the implementation, we recognized a $538 increase to our liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At September 30, 2007, the gross unrecognized benefit was $871, $842 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY02 – FY07
Belgium	FY05 – FY07
France	FY03 – FY07
Germany	FY04 – FY07
United Kingdom	FY06 – FY07
United States	FY02 – FY07
Maryland	FY04 – FY07
New York	FY04 – FY07

Our continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in our Consolidated Statement of Operations and penalties as part of general and administrative expense in our Consolidated Statement of Operations. In conjunction with the adoption of FIN 48, we recognized $28 for the payment of interest at April 1, 2007 which is included in accrued interest on the balance sheet. During the three and six months ended September 30, 2007, we recognized $2 and $3 in potential interest expense associated with uncertain tax positions. The total accrued interest related to uncertain tax positions at September 30, 2007 is $33.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the amendment of certain international tax returns, and voluntary payments of our state and local income taxes. In the aggregate, we believe the liability for uncertain tax positions could decrease by $150 in the next twelve months.

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
New software licenses	38.6%	47.4%	37.9%	46.5%
Software license updates, technical support and services	34.0	29.6	34.5	29.1
Professional services	27.4	23.0	27.6	24.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	0.6	0.8	0.8	0.7
Software license updates, technical support and services	4.3	3.2	4.6	3.2
Professional services	18.3	16.0	18.4	16.2
Amortization of acquired technology	0.7	0.8	0.7	0.8

Total cost of revenue	23.9	20.8	24.5	20.9

Gross profit	76.1	79.2	75.5	79.1

Operating expenses:
Research and development	26.5	22.8	26.5	23.0
Sales and marketing	37.9	37.7	37.5	36.7
General and administrative	10.9	11.1	11.2	11.6

Total operating expenses	75.3	71.6	75.2	71.3

Income from operations	0.8	7.6	0.3	7.8
Interest and other income, net	4.2	4.2	4.2	4.1

Income before provision for income taxes	5.0	11.8	4.5	11.9
(Benefit) provision for income taxes	(0.2)	4.5	0.5	4.6

Net income	5.2%	7.3%	4.0%	7.3%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Cost of Revenue:
New software licenses	1.6%	1.7%	2.0%	1.5%
Software license updates, technical support and services	12.6	10.9	13.4	10.9
Professional services	66.7	69.4	66.8	66.6

Revenue

New Software License Revenue. New software license revenue was $9,637 and $11,183 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of 13.8%. For the three months ended September 30, 2007, as compared to the same period in fiscal 2007, the decrease in license revenue was due largely to a decrease in revenue from United States government customers and corporate enterprise customers, which was partially offset by an increase in revenue from service providers. New software license revenue was $18,326 and $21,509 for the six months ended September 30, 2007 and 2006, respectively, representing a decrease of 14.8%. For the six months ended September 30, 2007, as compared to the same period in fiscal 2007, the decrease in license revenue was due largely to a decrease in revenue from corporate enterprise customers, United States government customers and network equipment manufacturers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $8,493 and $6,983 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of 21.6%. Software license updates, technical support and services revenue was $16,684 and $13,437 for the six months ended September 30, 2007 and 2006, respectively, representing an increase of 24.2%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and six months ended September 30 2007, as compared to the same period in fiscal 2007, reflects increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Consulting services revenue	$6,707	$5,141	$13,024	$10,559
Training revenue	154	310	289	744

Professional services revenue	$6,861	$5,451	$13,313	$11,303

Professional services revenue was $6,861 and $5,451 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of 25.9%. Consulting services revenue accounted for 97.8% and 94.3% of professional services revenue for the three months ended September 30, 2007 and 2006, respectively. The increase for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in revenue from United States government customers, and to a lesser extent, revenue from corporate enterprise customers. Professional services revenue was $13,313 and $11,303 for the six months ended September 30, 2007 and 2006, respectively, representing an increase of 17.8%. Consulting services revenue accounted for 97.8% and 93.4% of professional services revenue for the six months ended September 30, 2007 and 2006, respectively. The increase for the six months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in revenue from United States government customers, and to a lesser extent, revenue from corporate enterprise customers.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately

$2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of September 30, 2007 we received additional awards of $2,905 associated with the original award of $2,119. The option for calendar year 2007 and associated additional awards of $2,905 received as of September 30, 2007 contributed approximately $161 of consulting revenue for fiscal 2007 and approximately $457 and $843 of consulting revenue for the three and six months ended September 30, 2007, respectively. Our results of operations could be adversely affected, as there are no remaining extensions and no guaranteed additional funding associated with this contract. Funding under this award may be increased or decreased during the calendar year.

International Revenue.

Our international revenue was $4,561 and $3,835 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of 18.9%. Our international revenue increased as a percentage of total revenue to 18.3% for the three months ended September 30, 2007 from 16.2% for the same period in fiscal 2007. The increase in our international revenue for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of an increase in revenue from service providers, which was partially offset by a decrease in sales from corporate enterprise customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three months ended September 30, 2007 and 2006, respectively. Our international revenue was $8,647 and $8,789 for the six months ended September 30, 2007 and 2006, respectively, representing a decrease of 1.6%. Our international revenue decreased as a percentage of total revenue to 17.9% for the six months ended September 30, 2007 from 19.0% for the same period in fiscal 2007. The decrease in our international revenue was primarily the result of a decrease in revenue from network equipment manufacturers, which was partially offset by an increase in revenue from service providers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the six months ended September 30, 2007 and 2006, respectively. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

Cost of new software license revenue consists primarily of royalties, and to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of costs to provide training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, distribution costs, and personnel-related costs necessary to provide technical support. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and custom training (custom training and training to customers without active maintenance contracts) to our customers. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $153 and $195 for the three months ended September 30, 2007 and 2006, respectively. The decrease in costs was primarily the result of decreased royalty payments. The cost of new software license revenue is primarily comprised of royalty payments required for certain software license sales. Gross margin on software license revenue increased slightly to 98.4% for the three months ended September 30, 2007 from 98.3% for the same period in fiscal 2007. The increase in gross margin was primarily the result of a decrease in the percentage of software license sales that require a royalty payment to third-party vendors. Cost of software license revenue was $363 and $321 for the six months ended September 30, 2007 and 2006, respectively. The increase in costs was primarily the result of increased royalty payments. The cost of new software license revenue is primarily comprised of royalty payments required for certain software license sales. Gross margin on software license revenue decreased to 98.0% for the six months ended September 30, 2007 from 98.5% for the same period in fiscal 2007. The decrease in gross margin was primarily the result of an increase in the percentage of software license sales that require a royalty payment to third-party vendors.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue were $1,071 and $761 for the three months ended September 30, 2007 and 2006, respectively. The increase in the cost of software license updates, technical support and services revenue for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of a $213 increase in the cost of providing training to maintained customers on a when-and-if available basis beginning January 1, 2007 and a $156 increase in the cost of labor associated with increases in staffing levels necessary to provide technical support to our customers. Gross margin on software license updates, technical support and services revenue decreased to 87.4% for the three months ended September 30, 2007 from 89.1% for the same period in fiscal 2007. Gross margin decreased for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, as a result of costs associated with offering training to maintained customers on a when-and-if available basis beginning January 1, 2007, and to a lesser extent, increases in the cost of labor associated with providing technical support to our customers. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $6 and $6 for the three months ended September 30, 2007 and 2006, respectively. Cost of software license updates, technical support and services revenue was $2,239 and $1,468 for the six months ended September 30, 2007 and 2006, respectively. The increase in the cost of software license updates, technical support and services revenue for the six months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of a $509 increase in the cost of providing training to maintained customers on a when-and-if available basis beginning January 1, 2007 and a $300 increase in the cost of labor associated with increases in staffing levels necessary to provide technical support to our customers. Gross margin on software license updates, technical support and services revenue decreased to 86.6% for the six months ended September 30, 2007 from 89.1% for the same period in fiscal 2007. Gross margin decreased for the six months ended September 30, 2007, as compared to the same period in fiscal 2007, as a result of costs associated with offering training to maintained customers on a when-and-if available basis beginning January 1, 2007, and to a lesser extent, increases in the cost of labor associated with providing technical support to our customers. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $10 and $9 for the six months ended September 30, 2007 and 2006, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4,576 and $3,782 for the three months ended September 30, 2007 and 2006, respectively. The increase in cost of professional services revenue for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in personnel and facility costs related to the increase in our consulting staff necessary to meet demand for consulting services. Gross margin on professional services revenue increased to 33.3% for the three months ended September 30, 2007 from 30.6% for the same period in fiscal 2007. The increase in gross margin for the three months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of a increase in the effective billing rates of consulting projects. Stock-based compensation expense allocated to cost of professional services was $48 and $83 for the three months ended September 30, 2007 and 2006, respectively. Cost of professional services revenue was $8,892 and $7,523 for the six months ended September 30, 2007 and 2006, respectively. The increase in cost of professional services revenue for the six months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in personnel and facility costs related to the increase in our consulting staff necessary to meet demand for consulting services. Gross margin on professional services revenue decreased slightly to 33.2% for the six months ended September 30, 2007 from 33.4% for the same period in fiscal 2007. Stock-based compensation expense allocated to cost of professional services was $78 and $124 for the six months ended September 30, 2007 and 2006, respectively.

Operating Expenses

Research and Development. Research and development expenses were $6,618 and $5,373 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of 23.2%. Research and development expenses were $12,803 and $10,589 for the six months ended September 30, 2007 and 2006, respectively, representing an increase of 20.9%. The increase in expenses for the three and six months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily due to higher personnel and facility costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $156 and $220 for the three months ended September 30, 2007 and 2006, respectively, and $271 and $332 for the six months ended September 30, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expenses were $9,468 and $8,904 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of 6.3%. Sales and marketing expenses were $18,115 and $16,967 for the six months ended September 30, 2007 and 2006, respectively, representing an increase of 6.8%. The increase in expense was due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, and to a lesser extent, higher conference costs and advertising, which was partially offset by a decrease in commission expense. Stock-based compensation expense allocated to sales and marketing was $109 and $122 for the three months ended September 30, 2007 and 2006, respectively, and $193 and $192 for the six months ended September 30, 2007 and 2006, respectively.

General and Administrative. General and administrative expenses were $2,729 and $2,620 for the three months ended September 30, 2007 and 2006, respectively, representing a increase of 4.2%. The increase in expense was due to an increase in professional services, and to a lesser extent, higher personnel costs. General and administrative expenses were $5,430 and $5,388 for the six months ended September 30, 2007 and 2006, respectively, representing a slight increase of 0.8%. Stock-based compensation expense allocated to general and administrative expense was $114 and $149 for the three months ended September

30, 2007 and 2006, respectively, and $211 and $207 for the six months ended September 30, 2007 and 2006, respectively.

Interest and Other Income, net. Interest and other income, net, was $1,036 and $988 for the three months ended September 30, 2007 and 2006, respectively. Interest and other income, net, was $2,051 and $1,891 for the six months ended September 30, 2007 and 2006, respectively. The increase in interest and other income for the three and six months ended September 30, 2007, as compared to the same period in fiscal 2007, was primarily the result of an increase in total cash, cash equivalents and marketable securities.

Provision for Income Taxes. Our effective tax rate was negative 4.4% and 38.0% for the three months ended September 30, 2007 and 2006, respectively. Our effective tax rate was 11.6% and 38.9% for the six months ended September 30, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate principally due to the tax credits available to us and due to the amount of tax exempt interest earned. The decrease in the our effective tax rate for the three and six months ended September 30, 2007, as compared to the same periods in the prior fiscal year, was primarily due to legislation that was passed in December of 2006 to reinstate the Research and Development Tax Credit as defined in section 41 of the Internal Revenue Code and the result of a change to our projected fiscal 2008 book income relative to our projected fiscal 2008 permanent book to tax differences.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of September 30, 2007 we had cash, cash equivalents and marketable securities totaling $93,230.

Cash provided by operating activities was $6,401 and $371 for the six months ended September 30, 2007 and 2006, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable, deferred revenue and prepaid expenses and other current assets.

Net cash used in investing activities was $1,728 and $24,504 for the six months ended September 30, 2007 and 2006, respectively. Investing activities include the purchase, sale or maturity of marketable securities and expenditures for property and equipment. For the six months ended September 30, 2007, we used funds to purchase marketable securities of $61,259 and to purchase property and equipment of $2,673. Proceeds from the sale or maturity of investments were $62,204 for the six months ended September 30, 2007. For the six months ended September 30, 2006, we used funds to purchase marketable securities of $49,888, purchase property and equipment of $1,035, and to purchase technology from SQMWorks, Inc. Proceeds from the sale or maturity of investments were $26,700 for the six months ended September 30, 2006.

Net cash used in financing activities was $1,957 for the six months ended September 30, 2007, and net cash provided by financing activities was $962 for the six months ended September 30, 2006. We used $2,632 and $453 to acquire 248 and 34 shares of treasury stock during the six months ended September 30, 2007 and 2006, respectively. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund during the six months ended September 30, 2006. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2007 and 2006, excess tax benefits from the exercise of stock options were $23 and $141, respectively.

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

The following table summarizes our contractual arrangements at September 30, 2007, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$18,754	$4,298	$8,022	$3,092	$3,342
Purchase Obligations	231	117	114	—	—
FIN 48 Liability	871	150	356	365	—

Total	$19,856	$4,565	$8,492	$3,457	$3,342

As of September 30, 2007, we did not have any capital lease obligations. In October 2007, we entered into operating leases that will commence during the third quarter of fiscal 2008 to lease space for our Singapore subsidiary and to replace existing space. The leases will increase our operating lease obligations in aggregate by $401. For more information regarding our office space see our Annual Report on Form 10-K for the year ended March 31, 2007.

On October 19, 2007, we completed the acquisition of certain assets from Network Physics, Inc. The acquisition contributed key components to our product portfolio for application performance management. Pursuant to the asset purchase agreement, the purchase price of $10,005 was paid in cash from our working capital. We are in the process of completing the purchase price allocation and expect to complete the analysis prior to the end of the fiscal year.

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

Contingencies

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of our returns is not final at this time, we have reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we reduced the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on our fiscal year 2003 tax return, should have been included in taxable income on our tax return for fiscal 2002. We do not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

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

At September 30, 2007, we had $37,560 in cash and cash equivalents and $55,670 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2007, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $932.

The majority of our revenue transactions outside the United States are denominated in local currencies and all operating expenses associated with our foreign subsidiaries are denominated in local currencies therefore, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union Euro. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no remaining extensions on our consulting contract with the United States Department of Defense which could cause us to lose the revenue associated with this contract.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of September 30, 2007, we received additional awards of $2,905 associated with the February 2007 award of $2,119. There are no remaining extensions and no guaranteed additional funding associated with this contract.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 46% of our total revenue for the six months ended September 30, 2007 and 2006, respectively. Government sales entail a variety of risks including:

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

Increases in professional services revenue as a percentage of total revenue could decrease overall margin.

We realize lower gross margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower.

The following table outlines the gross margin for our three types of revenue for the periods indicated:

	Six Months Ended September 30,
	2007	2006
New software licenses	98.0%	98.5%
Software license updates, technical support, and services	86.6	89.1
Professional services revenue	33.2	33.4

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

We completed our acquisition of certain assets of Network Physics, Inc. in October 2007. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

Issuer Purchases Of Equity Securities

(share numbers in thousands)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2007	—	—	—	386
August 1 – 31, 2007	111	$10.05	111	275
September 1 – 30, 2007	37	$10.72	37	238

Total	148	$10.21	148	238

(1)	On January 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. As of September 30, 2007, the Company had repurchased 762 shares of common stock under this program.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of OPNET held on September 12, 2007, OPNET’s nominee for one Class I Director for the ensuing three years were elected and the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year was ratified.

With respect to the election of one Class I Director, the voting was as follows:

Nominee	For	Withheld
Ronald W. Kaiser	18,104,383	822,487

With respect to ratification of the selection of Deloitte & Touche LLP as OPNET’s independent auditors for the current fiscal year, the voting was as follows:

For	18,893,376
Against	23,719
Abstain	9,775

ITEM 6.	Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: November 6, 2007	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith