Form 10-Q
period 2007-12-31
OPNET TECHNOLOGIES INC
filed 2008-02-11
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding on February 4, 2008 was 20,429,579.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,461	$34,766
Marketable securities	52,295	56,615
Accounts receivable, net of $83 and $133 in allowance for doubtful accounts at December 31, and March 31, 2007, respectively	20,344	21,604
Unbilled accounts receivable	5,213	3,696
Inventory	268	—
Deferred income taxes, prepaid expenses and other current assets	4,124	4,366

Total current assets	111,705	121,047

Property and equipment, net	10,590	8,745
Intangible assets, net	9,275	899
Goodwill	14,639	14,639
Deferred income taxes and other assets	3,334	2,328

Total assets	$149,543	$147,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$276
Accrued liabilities	8,880	8,321
Other income taxes	243	458
Deferred rent	234	210
Deferred revenue	25,272	22,414

Total current liabilities	35,100	31,679

Accrued liabilities	59	259
Deferred rent	1,853	1,956
Deferred revenue	1,275	893
Other income tax	550	—

Total liabilities	38,837	34,787

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock-par value $0.001; 100,000 authorized; 27,460 and 27,289 shares issued at December 31, and March 31, 2007, respectively; 20,363 and 20,641 shares outstanding at December 31, and March 31, 2007, respectively	27	27
Additional paid-in capital	88,951	86,881
Retained earnings	34,942	34,815
Accumulated other comprehensive income	459	394
Treasury stock, at cost—7,096 and 6,647 shares at December 31, and March 31, 2007, respectively	(13,673)	(9,246)

Total stockholders’ equity	110,706	112,871

Total liabilities and stockholders’ equity	$149,543	$147,658

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
New software licenses	$10,224	$10,974	$28,550	$32,483
Software license updates, technical support and services	8,889	7,185	25,573	20,622
Professional services	6,904	6,363	20,217	17,666

Total revenue	26,017	24,522	74,340	70,771

Cost of revenue:
New software licenses	370	197	733	518
Software license updates, technical support and services	1,066	752	3,305	2,220
Professional services	4,886	4,033	13,778	11,556
Amortization of acquired technology and customer relationships	604	182	933	559

Total cost of revenue	6,926	5,164	18,749	14,853

Gross profit	19,091	19,358	55,591	55,918

Operating expenses:
Research and development	7,190	5,512	19,993	16,101
Sales and marketing	10,744	8,259	28,859	25,226
General and administrative	3,503	2,854	8,933	8,242

Total operating expenses	21,437	16,625	57,785	49,569

(Loss) income from operations	(2,346)	2,733	(2,194)	6,349

Interest and other income, net	902	993	2,953	2,884

(Loss) income before provision for income taxes	(1,444)	3,726	759	9,233
(Benefit) provision for income taxes	(132)	702	123	2,847

Net (loss) income	$(1,312)	$3,024	$636	$6,386

Basic net (loss) income per common share	$(0.06)	$0.15	$0.03	$0.32

Diluted net (loss) income per common share	$(0.06)	$0.14	$0.03	$0.30

Basic weighted average common shares outstanding	20,273	20,365	20,389	20,270

Diluted weighted average common shares outstanding	20,273	21,387	20,711	21,125

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$636	$6,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,650	1,767
Provision for losses on accounts receivable	26	28
Deferred income taxes	(458)	128
Non-cash stock-based compensation expense	1,125	1,148
Loss on disposition of fixed assets	—	9
Changes in assets and liabilities:
Accounts receivable	(283)	(5,056)
Inventory	(140)	—
Prepaid expenses and other current assets	326	(1,114)
Other assets	(134)	36
Accounts payable	195	(741)
Accrued liabilities	930	(1,137)
Accrued income taxes	(564)	10
Deferred revenue	3,240	3,450
Deferred rent	(79)	93
Excess tax benefit from exercise of stock options	(32)	(301)

Net cash provided by operating activities	7,438	4,706

Cash flows from investing activities:
Acquisition of certain assets from Network Physics	(10,005)	—
Purchase of property and equipment	(3,548)	(1,559)
Purchase of investments	(93,557)	(97,817)
Proceeds from sale/maturity of investments	97,878	62,750
Acquired technology	—	(331)

Net cash used in investing activities	(9,232)	(36,957)

Cash flows from financing activities:
Payment of note payable	—	(150)
Acquisition of treasury stock	(4,427)	(847)
Proceeds from exercise of common stock options	356	2,042
Excess tax benefit from exercise of stock options	32	301
Issuance of common stock under employee stock purchase plan	482	364

Net cash (used in) provided by financing activities	(3,557)	1,710

Effect of exchange rate changes on cash and cash equivalents	46	744

Net decrease in cash and cash equivalents	(5,305)	(29,797)
Cash and cash equivalents, beginning of period	34,766	66,710

Cash and cash equivalents, end of period	$29,461	$36,913

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(in thousands, except per share data)

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of software solutions for managing networks and applications. The Company’s solutions address application performance management, network operations, capacity management and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets product solutions in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets products through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Sydney, Australia; and Singapore; wholly-controlled subsidiary in Ghent, Belgium; third-party distributors; and value-added resellers. The wholly-owned subsidiary in Singapore was registered in August 2007. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed with the SEC. The March 31, 2007 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2007 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Cash paid during the period:
Income tax payments	$392	$629	$1,295	$2,699
Non-cash financing and investing activities:
Restricted stock issued	9	358	613	825
Accrued liability for the purchase of property and equipment	—	—	92	27

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R, or SFAS No. 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be effective for business combinations entered into after April 1, 2009.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2007 and 2006, excess tax benefits from the exercise of stock options were $9 and $160, respectively. For the nine months ended December 31, 2007 and 2006, excess tax benefits from the exercise of stock options were $32 and $301, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(in thousands)
Stock options	$107	$133	$373	$828
Restricted stock	168	88	424	164
ESPP	87	63	328	156

Total stock-based compensation	$362	$284	$1,125	$1,148

A summary of the total nonvested stock-based deferred compensation at December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
Restricted stock	$1,468	$1,040
Stock options	272	826
ESPP	28	21

Total nonvested stock-based compensation	$1,768	$1,887

The cost of the nonvested restricted stock, stock options and ESPP at December 31, 2007 are expected to be recognized over a weighted average period of 1.3 years, 4 months and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31, 2007
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	2,797	$10.78	—	$—	$7.55
Granted	—	$—	—	$—	$—
Exercised	(27)	$6.86	—	$93	$4.71
Forfeited or expired	(36)	$12.86	—	$—	$8.89

Outstanding at end of period	2,734	$10.79	4.18	$—	$7.56

Exercisable at end of period	2,656	$10.84	4.11	$—	$7.61
Nonvested at end of period	78	$9.00	6.60	$29	$6.00
Nonvested options expected to be exercised	74	$9.00	6.60	$5	$6.00

	Three Months Ended December 31, 2006
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,091	$10.53	—	$12,868	$7.36
Granted	—	$—	—	$—	$—
Exercised	(123)	$8.00	—	$914	$5.61
Forfeited or expired	(4)	$7.63	—	$26	$4.18

Outstanding at end of period	2,964	$10.64	5.16	$12,048	$7.45

Exercisable at end of period	2,762	$10.71	4.96	$11,074	$7.58
Nonvested at end of period	202	$9.63	7.91	$974	$5.69

	Nine Months Ended December 31, 2007
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	2,841	$10.73	—	$—	$7.51
Granted	—	$—	—	$—	$—
Exercised	(58)	$6.09	—	$252	$4.24
Forfeited or expired	(49)	$12.79	—	$—	$8.91

Outstanding at end of period	2,734	$10.79	4.18	$—	$7.56

Exercisable at end of period	2,656	$10.84	4.11	$—	$7.61
Nonvested at end of period	78	$9.00	6.60	$29	$6.00

	Nine Months Ended December 31, 2006
	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,233	$10.37	—	$13,957	$7.31
Granted	30	$13.25	—	$36	$3.90
Exercised	(270)	$7.58	—	$1,713	$5.34
Forfeited or expired	(29)	$11.34	—	$92	$7.69

Outstanding at end of period	2,964	$10.64	5.16	$12,048	$7.45

Exercisable at end of period	2,762	$10.71	4.96	$11,074	$7.58
Nonvested at end of period	202	$9.63	7.91	$974	$5.69

No stock options vested during the three months ended December 31, 2007.

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

During the three months ended December 31, 2007, there were no stock options granted.

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

During the three months ended December 31, 2007 and 2006, respectively, we received proceeds of approximately $186 and $983 and issued 27 and 123 shares of common stock, pursuant to employee and Director exercises of stock options. During the nine months ended December 31, 2007 and 2006, respectively, we received proceeds of approximately $356 and $2,042 and issued 59 and 270 shares of common stock, pursuant to employee exercises of stock options.

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

A summary of the restricted stock grants for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
	(in thousands, except per share data)
Nonvested at beginning of period	184	$11.73	86	$10.55
Granted	1	$9.53	25	$14.61
Vested	(5)	$13.80	(1)	$13.44
Forfeited	—	—	—	—

Nonvested at end of period	180	$11.66	110	$11.44

	Nine Months Ended December 31, 2007		Nine Months Ended December 31, 2006
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
	(in thousands, except per share data)
Nonvested at beginning of period	127	$12.14	43	$9.39
Granted	59	$10.83	68	$12.80
Vested	(5)	$13.80	(1)	$13.44
Forfeited	(1)	—	—	—

Nonvested at end of period	180	$11.66	110	$11.44

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

During the nine months ended December 31, 2007 and 2006, respectively, employees purchased 55 and 47 shares of common stock under the ESPP, resulting in proceeds to us of approximately $482 and $364.

4.	Acquisition of Certain Assets of Network Physics, Inc.

On October 19, 2007, the Company completed the acquisition of certain assets of Network Physics, Inc. (Network Physics). Pursuant to the asset purchase agreement, the purchase price totaled $10,005 and was paid in cash from the Company’s working capital. The Company accounted for the asset acquisition as the purchase of productive assets and followed the guidance in SFAS 141 to perform the purchase price allocation. The Company expensed $718 in transaction-related professional services costs during the three months ended December 31, 2007 in connection with the asset acquisition. The Company has conducted a preliminary review and analysis of the purchase price allocation and expects to complete the final analysis by March 31, 2008. A summary of the assets acquired follows:

	At December 31, 2007	Amorization Method	Useful Life
	(in thousands)
Current assets	$45
Property, plant and equipment	569	Straight-line	1-3 years
Acquired technology	7,442	Straight-line	5 years
Customer relationships	1,124	Double-declining balance	4.5 years
Acquired workforce	825	Double-declining balance	5 years

Total consideration	$10,005

The assets acquired were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company obtained valuation services from an independent company to assist in the Company’s determination of the fair value of acquired intangibles and their remaining useful lives.

The Company’s purchase of certain assets of Network Physics constituted the acquisition of productive assets and not the acquisition of a business under Emerging Issues Task Force, or EITF, 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

5.	Intangible Assets

Intangible assets consisted of the following:

	At December 31, 2007	At March 31, 2007
	(in thousands)
Acquired and purchased technology	$11,990	$2,047
Customer relationships	1,124	—
Acquired workforce	825	—

Total	13,939	2,047
Less: accumulated amortization	(4,664)	(1,148)

Intangible assets, net	$9,275	$899

Intangible assets associated with acquired and purchased technology consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006 and the purchase of technology from Network Physics in October 2007. Intangible assets associated with customer relationships and acquired workforce relate to the purchase of certain assets from Network Physics in October 2007. Acquired and purchased intangible assets resulted in amortization expense for the three months ended December 31, 2007 and 2006 of $686 and $182, respectively and for the nine months ended December 31, 2007 and 2006 of $1,015 and $559, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the condensed consolidated statements of operations. Amortization expense from acquired workforce is included in research and development expenses in the condensed consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on a double declining balance basis over their expected useful lives of four and one half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $686 for the remainder of fiscal 2008, $2,497 in the fiscal 2009, $1,845 in fiscal 2010, $1,726 in fiscal 2011, $1,726 in fiscal 2012, and $794 in fiscal 2013.

Goodwill is primarily derived from the acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during the nine month period ended December 31, 2007.

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and March 31, 2007:

	At December 31, 2007	At March 31, 2007
Computer equipment	$9,238	$7,866
Leasehold improvements	6,721	4,395
Construction in progress	180	2,320
Purchased software	3,591	2,165
Office furniture and equipment	1,871	1,456

Total	21,601	18,202
Less: accumulated depreciation	(11,011)	(9,457)

Property and equipment, net	$10,590	$8,745

In December 2006, we entered into an operating lease in Bethesda, Maryland to increase the office space of our corporate facilities. At March 31, 2007, we had $2,320 in construction in progress associated with the build out of this space. We completed the build out and moved into the space in April 2007.

Depreciation expense for the three months ended December 31, 2007 and 2006 was $639 and $428, respectively. Depreciation expense for the nine months ended December 31, 2007 and 2006 was $1,635 and $1,208, respectively.

7.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net (loss) income (numerator):
Basic and diluted net income	$(1,312)	$3,024	$636	$6,386

Shares (denominator):
Weighted average basic shares outstanding	20,273	20,365	20,389	20,270
Plus:
Effect of other dilutive securities—options	—	997	295	843
Effect of other dilutive securities—unvested stock	—	25	27	12

Weighted average diluted shares outstanding	20,273	21,387	20,711	21,125

Net income per common share:
Basic	$(0.06)	$0.15	$0.03	$0.32
Diluted	$(0.06)	$0.14	$0.03	$0.30

The effect of options and unvested stock were anti-dilutive for the three months ended December 31, 2007 as the Company incurred a net loss during the period.

8.	Stockholders’ Equity

Treasury Stock. On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $1,780 and $395 to purchase 200 and 25 shares during the three months ended December 31, 2007 and 2006, respectively, at average prices of $8.90 and $15.79 per share, respectively. The Company expended $4,413 and $847 to purchase 448 and 59 shares during the nine months ended December 31, 2007 and 2006, respectively, at average prices of $9.85 and $14.37 per share, respectively. As of December 31, 2007, the Company has expended $9,558 to purchase 962 shares of common stock at an average price of $9.94 under this program.

During the three months ended December 31, 2007, the Company repurchased shares of restricted stock from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. The Company expended $14 to purchase 1 share through this transaction.

9.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 34% and 40% of total revenue for the three months ended December 31, 2007 and 2006, respectively. Revenue from transactions with United States government agencies was approximately 42% and 44% of total revenue for the nine months ended December 31, 2007 and 2006, respectively. No single customer accounted for 10% or more of revenue for the three or nine months ended December 31, 2007 and 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at December 31, and March 31, 2007. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands)
Geographic Area:
United States	$20,025	$19,329	$59,701	$56,786
International	5,992	5,193	14,639	13,985

Total revenue	$26,017	$24,522	$74,340	$70,771

Geographic Area:
United States	77.0%	78.8%	80.3%	80.2%
International	23.0%	21.2%	19.7%	19.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

10.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$(1,312)	$3,024	$636	$6,386
Foreign currency translation adjustments	4	165	65	723
Unrealized gain (loss) on marketable securities	—	5	—	(18)

Total comprehensive (loss) income	$(1,308)	$3,194	$701	$7,091

11.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of December 31, 2007, the Company has not recorded any liabilities related to these indemnifications.

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

12.	Income Taxes

The Company’s effective tax rate was 9.2% and 18.8% for the three months ended December 31, 2007 and 2006, respectively. The Company’s effective tax rate was 16.2% and 30.8% for the nine months ended December 31, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate principally due to tax credits available to the Company and due to tax exempt interest earned. The decrease in the Company’s effective tax rate for the three and nine months ended December 31, 2007, as compared to the same periods in the prior fiscal year, was largely due to the Company’s lower projected fiscal book income relative to the projected fiscal book to tax differences and an increase in tax exempt interest income and tax credits.

Effective April 1, 2007, the Company adopted FIN No. 48. As a result of the implementation, the Company recognized a $538 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2007, the gross unrecognized benefit was $836, $801 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY02 – FY07
Belgium	FY05 – FY07
France	FY03 – FY07
Germany	FY04 – FY07
United Kingdom	FY06 – FY07
United States	FY02 – FY03 FY05 – FY07
Maryland	FY05 – FY07
New York	FY04 – FY07

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in its Consolidated Statement of Operations and penalties as part of general and administrative expense in its Condensed Consolidated Statement of Operations. In conjunction with the adoption of FIN 48, the Company recognized $19 and $9 for the payment of interest and penalties, respectively, at April 1, 2007 which is included in accrued interest on the balance sheet. During the three and nine months ended December 31, 2007, the Company recognized $2 and $5 in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions at December 31, 2007 is $26 and $9, respectively.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $230 in the next twelve months.

13.	Subsequent Event

On February 4, 2008, the Company’s Board of Directors approved an increase of 1,000 shares under the Company’s stock repurchase program. The increase is in addition to the repurchase of up to 1,000 shares authorized by the Board of Directors in January 2005. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share data)

The following discussion and analysis relate to our financial condition and results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A—“Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of software solutions for managing networks and applications. Our solutions address: application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our solutions are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States, and we have subsidiaries in Australia, Belgium, France, Germany, the United Kingdom and Singapore. The wholly-owned subsidiary in Singapore was registered in August 2007. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the nine months ended December 31, 2007, perpetual licenses represented approximately 97% of software license revenue transactions. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our solutions.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our solutions, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely manage the increases in our total expenses as we implement these strategies.

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

Acquisition of Certain Assets of Network Physics

On October 19, 2007, we completed the acquisition of certain assets of Network Physics for a total purchase price of $10,005. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired technology that enabled us to accelerate the release of our ACE Live solutions, which have been in development since the summer of 2006 and were under development to address the appliance-based end user monitoring market. In addition to the technology acquired from Network Physics, we also acquired certain non-executive employees who will provide us with greater engineering depth and technical expertise. We did not acquire Network Physics’ value-added reseller agreements or associated relationships, which generated substantially all of their revenue.

The purchase of certain assets of Network Physics did not constitute the purchase of a business for purposes of SEC reporting or for purposes of financial reporting under SFAS 141, “Business Combinations” or EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Certain key attributes of Network Physics necessary for continuity of operations did not remain with the acquired assets after the acquisition including a portion of the non-executive employee base, executive employees, market distribution systems and customer maintenance contracts. Furthermore, the transferred set of Network Physics’ activities could not sustain normal operations for the purpose of providing a return to investors.

Management believes that financial information related to Network Physics prior to the acquisition would not be material or relevant to an understanding of our operations subsequent to the asset acquisition for several key reasons. First, value-added resellers used by Network Physics to market and distribute their products to customers and generate substantially all of their revenue were not acquired. Second, significant changes were made to the purchased technology in order to distribute the technology to our customers. Third, our decision to purchase certain assets of Network Physics was based on the end-user appliance based market opportunity that we believe exists and the complementary nature of our existing performance management solutions to the end-user appliance based market and was not based on the nature and amount of revenue historically generated by Network Physics. Finally, we did not acquire the rights to any continuing revenue stream including customer maintenance contracts.

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended December 31, 2007, or Q3 2008, as compared to the three months ended September 30, 2007, or Q2 2008, we experienced an increase in total revenue, gross profit, and deferred revenue while experiencing a decrease in gross margin, income from operations, net income and cash, cash equivalents and marketable securities.

The following table summarizes information derived from the unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	December 31, 2007	September 30, 2007	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$26,017	$24,991	$1,026	4.1%
Total cost of sales	$6,926	$5,965	$961	16.1%
Gross profit	$19,091	$19,026	$65	0.3%
Gross profit as a percentage of total revenue (gross margin)	73.4%	76.1%
Total operating expenses	$21,437	$18,815	$2,622	13.9%
(Loss) income from operations	$(2,346)	$211	$(2,557)	(1211.8)%
(Loss) income from operations as a percentage of total revenue (operating margin)	(9.0)%	0.8%
Net (loss) income	$(1,312)	$1,301	$(2,613)	(200.8)%
Diluted net (loss) income per common share	$(0.06)	$0.06	$(0.12)	(200.0)%
Total employees (period end)	552	525	27	5.1%
Total average employees	551	527	24	4.6%
Total consultants (period end)	119	117	2	1.7%
Total average quota-carrying sales persons (does not include managers or inside sales reps)	84	78	6	7.7%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$81,756	$93,230	$(11,474)	(12.3)%
Cash flows provided by (used in) operating activities	$1,037	$(1,245)	$2,422	194.5%
Total deferred revenue (period end)	$26,547	$22,026	$4,521	20.5%

The increase in total revenue in Q3 2008 from Q2 2008 was attributable to an increase in international revenue of $1,431 partially offset by a $406 decrease in domestic revenue. Our international revenue increased 31.4% to $5,992 for Q3 2008 from $4,561 for Q2 2008. Our domestic revenue decreased 2.0% to $20,025 for Q3 2008 from $20,430 for Q2 2008. International revenue accounted for 23.0% and 18.3% of total revenue for Q3 2008 and Q2 2008, respectively. The increase in international revenue in Q3 2008 as compared to Q2 2008 was primarily due to an increase in revenue from corporate enterprise customers, and to a lesser extent, an increase in revenue from international government customers, which was partially offset by a decrease in revenue from service providers. The decrease in domestic revenue in Q3 2008 as compared to Q2 2008 was primarily due to a decrease in revenue from United States government customers which was partially offset by an increase in revenue from corporate enterprise customers, and to a lesser extent, an increase in revenue from network equipment manufacturers. We expect revenue from sales outside the United States to continue to account for a significant portion of total revenue in the future, but fluctuate from period to period. We believe that continued growth and profitability will require further expansion of the sales, marketing and customer service functions in international markets.

Our gross profit increased $65 to $19,091 for Q3 2008 from $19,026 for Q2 2008, and our gross margin for Q3 2008 decreased to 73.4% from 76.1% for Q2 2008. The sequential decrease in gross margin was primarily attributable to a $439 increase in amortization of acquired technology and customer relationships primarily from our acquisition of certain assets of Network Physics (see Note 4 to the Condensed Consolidated Financial Statements for additional information related to our acquisition of certain assets of Network Physics), a $310 increase in the cost of professional services and an increase in the cost of revenue for new software licenses of $217 primarily related to the cost of hardware necessary to deliver our ACE Live solutions. The cost of sale increases were partially offset by an increase in total revenue of $1,026, largely due to an increase in new software license revenue of $587 and an increase in software license update, technical support and services revenue of $396. Gross margin on new software license revenue for Q3 2008 was 96.4%, while gross margin on software license updates, technical support and services revenue and on professional services revenue was 88.0% and 29.2%, respectively.

Our operating margin decreased to negative 9.0% during Q3 2008 from positive 0.8% during Q2 2008. The decrease in operating margin during Q3 2008 as compared to Q2 2008 was largely the result of a $2,622 increase in operating expenses largely due to expenses associated with our purchase of certain assets of Network Physics. The increase in operating expense was the result of a $1,276 increase in sales and marketing expense largely due to increased sales commissions and personnel costs, a $572 increase in research and development costs largely due to increased personnel and facility costs related to increased staffing levels associated with the acquisition of certain assets of Network Physics and a $774 increase in general and administrative costs largely due to $718 of professional services expense associated with the acquisition of certain assets of Network Physics.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We expect future growth opportunities in revenue to come from sales to enterprise customers and the United States government. We expect to generate incremental revenue from the release of our ACE Live solutions, which was accelerated by the integration of technology we acquired from Network Physics. Furthermore, we expect the release of our ACE Live solutions to increase future growth opportunities related to our existing products by generating complementary sales. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Gross Profit Margin. We anticipate an increase in the cost of professional services primarily from hiring additional consultants to support demand for our consulting services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements. We also anticipate an increase in the cost of new software license revenue related to the cost of hardware necessary to deliver our ACE Live solutions. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from professional services, as revenue from new software licenses and revenue from software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods could also impact our gross profit margin.

Research and Development Expenses. We believe that investments in research and development will be required to maintain our competitive position, broaden our product lines and support channel initiatives, as well as enhance the features and functionality of our current products. We hired engineers in conjunction with our acquisition of technology from Network Physics. We anticipate hiring additional engineers, and we expect to incur additional research and development expenses in connection with such new hires. We expect that the absolute dollar amount of research and development expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in revenue, among other factors.

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

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Because a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings.

Critical Accounting Policies and Use of Estimates

Effective April 1, 2007, we adopted FIN No. 48. As a result of the implementation, we recognized a $538 increase to our liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2007, the gross unrecognized benefit was $836, $801 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY02 – FY07
Belgium	FY05 – FY07
France	FY03 – FY07
Germany	FY04 – FY07
United Kingdom	FY06 – FY07
United States	FY02 – FY03 FY05 – FY07
Maryland	FY05 – FY07
New York	FY04 – FY07

Our continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in our Condensed Consolidated Statement of Operations and penalties as part of general and administrative expense in our Condensed Consolidated Statement of Operations. In conjunction with the adoption of FIN 48, we recognized $19 and $9 for the payment of interest and penalties, respectively, at April 1, 2007 which is included in accrued interest on the balance sheet. During the three and nine months ended December 31, 2007, we recognized $2 and $5 in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions at December 31, 2007 is $26 and $9, respectively.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of our state and local income taxes. In the aggregate, we believe the liability for uncertain tax positions could decrease by $230 in the next twelve months.

Results of Operations

The following table sets forth items from the consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
New software licenses	39.3%	44.8%	38.4%	45.9%
Software license updates, technical support and services	34.2	29.3	34.4	29.1
Professional services	26.5	25.9	27.2	25.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	1.4	0.9	1.0	0.8
Software license updates, technical support and services	4.1	3.1	4.4	3.1
Professional services	18.8	16.4	18.5	16.3
Amortization of acquired technology and customer relationships	2.3	0.7	1.3	0.8

Total cost of revenue	26.6	21.1	25.2	21.0

Gross profit	73.4	78.9	74.8	79.0

Operating expenses:
Research and development	27.6	22.5	27.0	22.8
Sales and marketing	41.3	33.7	38.8	35.6
General and administrative	13.5	11.6	12.0	11.6

Total operating expenses	82.4	67.8	77.8	70.0

(Loss) income from operations	(9.0)	11.1	(3.0)	9.0
Interest and other income, net	3.5	4.0	4.0	4.1

(Loss) income before provision for income taxes	(5.5)	15.1	1.0	13.1
(Benefit) provision for income taxes	(0.5)	2.9	0.1	4.0

Net (loss) income	(5.0)%	12.2%	0.9%	9.1%

The following table sets forth, for each component of revenue, the cost of each component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Cost of Revenue:
New software licenses	3.6%	1.8%	2.6%	1.6%
Software license updates, technical support and services	12.0	10.5	12.9	10.8
Professional services	70.8	63.4	68.2	65.4

Revenue

New Software License Revenue. New software license revenue was $10,224 and $10,974 for the three months ended December 31, 2007 and 2006, respectively, representing a decrease of 6.8%. For the three months ended December 31, 2007, as compared to the same period in fiscal 2007, the decrease in license revenue was due largely to a decrease in revenue from United States government customers and service providers, which was partially offset by an increase in revenue from corporate enterprise customers and international government customers. New software license revenue was $28,550 and $32,483 for the nine months ended December 31, 2007 and 2006, respectively, representing a decrease of 12.1%. For the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, the decrease in license revenue was due largely to a decrease in revenue from United States government customers, and to a much lesser extent, revenue from network equipment manufacturers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $8,889 and $7,185 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 23.7%. Software license updates, technical support and services revenue was $25,573 and $20,622 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 24.0%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and nine months ended December 31, 2007, as compared to the same periods in fiscal 2007, reflects increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Consulting services revenue	$6,655	$6,006	$19,679	$16,565
Training revenue	249	357	538	1,101

Professional services revenue	$6,904	$6,363	$20,217	$17,666

Professional services revenue was $6,904 and $6,363 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 8.5%. Consulting services revenue accounted for 96.4% and 94.4% of professional services revenue for the three months ended December 31, 2007 and 2006, respectively. The increase for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in revenue from corporate enterprise customers. Professional services revenue was $20,217 and $17,666 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 14.4%. Consulting services revenue accounted for 97.3% and 93.8% of professional services revenue for the nine months ended December 31, 2007 and 2006, respectively. The increase for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in revenue from corporate enterprise customers and United States government customers, partially offset by a decrease in revenue from network equipment manufacturers.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of December 31, 2007 we received additional awards of $2,905 associated with the original award of $2,119. The option for calendar year 2007 and associated additional awards of $2,905 received as of December 31, 2007 contributed approximately $167 of consulting revenue for fiscal 2007 and approximately $447 and $1,283 of consulting revenue for the three and nine months ended December 31, 2007, respectively. Our results of operations could be adversely affected, as there are no remaining extensions associated with this contract and because there is no guarantee of additional funding,

International Revenue.

Our international revenue was $5,992 and $5,193 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 15.4%. Our international revenue increased as a percentage of total revenue to 23.0% for the three months ended December 31, 2007 from 21.2% for the same period in fiscal 2007. The increase in our international revenue for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of an increase in revenue from corporate enterprise customers, and to a lesser extent, revenue from international government customers, partially offset by a decrease in revenue from service providers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three months ended December 31, 2007 and 2006, respectively. Our international revenue was $14,639 and $13,985 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 4.7%. Our international revenue decreased slightly as a percentage of total revenue to 19.7% for the nine months ended December 31, 2007 from 19.8% for the same period in fiscal 2007. The increase in our international revenue was primarily the result of an increase in revenue from corporate enterprise customers and international government customers, partially offset by a decrease in revenue from network equipment manufacturers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the nine months ended December 31, 2007 and 2006, respectively. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

Cost of new software license revenue consists primarily of the cost of hardware associated with our ACE Live solutions and royalties, and to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $370 and $197 for the three months ended December 31, 2007 and 2006, respectively. The increase in costs was primarily the result of $195 related to hardware associated with our ACE Live solutions, partially offset by a decrease in royalty expense. Gross margin on software license revenue decreased slightly to 96.4% for the three months ended December 31, 2007 from 98.2% for the same period in fiscal 2007. Cost of software license revenue was $733 and $518 for the nine months ended December 31, 2007 and 2006, respectively. The increase in costs was primarily the result of $195 related to the hardware associated with our ACE Live solutions. Our ACE Live solutions were released during the three months ended December 31, 2007. As a result, the cost of hardware associated with our ACE Live solutions has not previously been a cost of new software license revenue. Gross margin on software license revenue decreased to 97.4% for the nine months ended December 31, 2007 from 98.4% for the same period in fiscal 2007.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue were $1,066 and $752 for the three months ended December 31, 2007 and 2006, respectively. The increase in the cost of software license updates, technical support and services revenue for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of a $200 increase in the cost of providing training to maintained customers on a when-and-if available basis beginning January 1, 2007, and a $65 increase in the cost of labor associated with increases in staffing levels necessary to provide technical support to our customers. Gross margin on software license updates, technical support and services revenue decreased to 88.0% for the three months ended December 31, 2007 from 89.5% for the same period in fiscal 2007. Gross margin decreased for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, as a result of costs associated with providing training to maintained customers on a when-and-if available basis beginning January 1, 2007, and to a lesser extent, increases in the cost of labor associated with providing technical support to our customers. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $5 and $3 for the three months ended December 31, 2007 and 2006, respectively. Cost of software license updates, technical support and services revenue was $3,305 and $2,220 for the nine months ended December 31, 2007 and 2006, respectively. The increase in the cost of software license updates, technical support and services revenue for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of a $709 increase in the cost of providing training to maintained customers on a when-and-if available basis beginning January 1, 2007 and a $243 increase in the cost of labor associated with increases in staffing levels necessary to provide technical support to our customers. Gross margin on software license updates, technical support and services revenue decreased to 87.1% for the nine months ended December 31, 2007 from 89.2% for the same period in fiscal 2007. Gross margin decreased for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, as a result of costs associated with offering training to maintained customers on a when-and-if available basis beginning January 1, 2007, and to a lesser extent, increases in the cost of labor associated with providing technical support to our customers. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $15 and 12 for the nine months ended December 31, 2007 and 2006, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4,886 and $4,033 for the three months ended December 31, 2007 and 2006, respectively. The increase in cost of professional services revenue for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in personnel and facility costs related to the increase in our consulting staff necessary to meet demand for our consulting services. Gross margin on professional services revenue decreased to 29.2% for the three months ended December 31, 2007 from 36.6% for the same period in fiscal 2007. The decrease in gross margin for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of a decrease in the effective billing rates of certain consulting projects. Stock-based compensation expense allocated to cost of professional services was $31 and $23 for the three months ended December 31, 2007 and 2006, respectively. Cost of professional services revenue was $13,778 and $11,556 for the nine months ended December 31, 2007 and 2006, respectively. The increase in cost of professional services revenue for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily due to an increase in personnel and facility costs related to the increase in our consulting staff necessary to meet demand for our consulting services. Gross margin on professional services revenue decreased to 31.9% for the nine months ended December 31, 2007 from 34.6% for the same period in fiscal 2007. The decrease in gross margin for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of a decrease in the effective billing rates of certain consulting projects. Stock-based compensation expense allocated to cost of professional services was $109 and $147 for the nine months ended December 31, 2007 and 2006, respectively.

Operating Expenses

Research and Development. Research and development expenses were $7,190 and $5,512 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 30.4%. Research and development expenses were $19,993 and $16,101 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 24.2%. The increase in expenses for the three and nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was largely due to higher personnel and facility costs resulting from increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $129 and $88 for the three months ended December 31, 2007 and 2006, respectively, and $400 and $420 for the nine months ended December 31, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expenses were $10,744 and $8,259 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 30.1%. The increase in expense was primarily due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan and higher commission expense. Sales and marketing expenses were $28,859 and $25,226 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 14.4%. The increase in expense was due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan and increased commission expense, and to a lesser extent, higher conference costs and advertising, partially offset by a decrease in professional services fees. Stock-based compensation expense allocated to sales and marketing was $91 and $53 for the three months ended December 31, 2007 and 2006, respectively, and $284 and $245 for the nine months ended December 31, 2007 and 2006, respectively.

General and Administrative. General and administrative expenses were $3,503 and $2,854 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 22.7%. General and administrative expenses were $8,933 and $8,242 for the nine months ended December 31, 2007 and 2006, respectively, representing an increase of 8.4%. The increase in expense for the three and nine month periods was largely the result of $718 of professional services expense associated with the acquisition of certain assets of Network Physics. Stock-based compensation expense allocated to general and administrative expense was $106 and $117 for the three months ended December 30, 2007 and 2006, respectively, and $317 and $323 for the nine months ended December 31, 2007 and 2006, respectively.

Interest and Other Income, net. Interest and other income, net, was $902 and $993 for the three months ended December 31, 2007 and 2006, respectively. The decrease in interest and other income for the three months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of a decrease in total cash, cash equivalents and marketable securities. Interest and other income, net, was $2,953 and $2,884 for the nine months ended December 31, 2007 and 2006, respectively. The increase in interest and other income for the nine months ended December 31, 2007, as compared to the same period in fiscal 2007, was primarily the result of an increase in interest rates, which was partially offset by a decrease in total cash, cash equivalents and marketable securities.

Provision for Income Taxes. Our effective tax rate was 9.2% and 18.8% for the three months ended December 31, 2007 and 2006, respectively. Our effective tax rate was 16.2% and 30.8% for the nine months ended December 31, 2007 and 2006, respectively. The effective tax rate differs from the statutory tax rate principally due to the tax credits available to us and due to the amount of tax exempt interest earned. The decrease in our effective tax rate for the three and nine months ended December 31, 2007, as compared to the same periods in the prior fiscal year, was largely due to our lower projected fiscal book income relative to our projected fiscal book to tax differences and an increase in our tax exempt interest income and tax credits.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of December 31, 2007 we had cash, cash equivalents and marketable securities totaling $81,756.

Cash provided by operating activities was $7,438 and $4,706 for the nine months ended December 31, 2007 and 2006, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable and prepaid expenses and other current assets and an increase in deferred revenue and accrued liabilities.

Net cash used in investing activities was $9,232 and $36,957 for the nine months ended December 31, 2007 and 2006, respectively. Investing activities include the purchase, sale or maturity of marketable securities, purchase of technology and expenditures for property and equipment. For the nine months ended December 31, 2007, we used funds of $10,005 to purchase certain assets from Network Physics, funds of $93,557 to purchase marketable securities, and funds of $3,548 to purchase property and equipment. We received proceeds of $97,878 from the sale or maturity of investments for the nine months ended December 31, 2007. For the nine months ended December 31, 2006, we used funds of $97,817 to purchase marketable securities, funds of $1,559 to purchase property and equipment, and funds of $331 to purchase acquired technology. We received proceeds of $62,750 from the sale or maturity of investments for the nine months ended December 31, 2006.

Net cash used in financing activities was $3,557 for the nine months ended December 31, 2007, and net cash provided by financing activities was $1,710 for the nine months ended December 31, 2006. We used $4,413 and $847 to acquire 448 and 59 shares of treasury stock during the nine months ended December 31, 2007 and 2006, respectively. We used cash of $14 to repurchase shares of restricted stock from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. We used cash of $150 to repay the principal balance of a loan from the Department of Economic Development of the State of Maryland under the Maryland Economic Development Assistance Fund during the nine months ended December 31, 2006. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2007 and 2006, excess tax benefits from the exercise of stock options were $32 and $301, respectively.

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

The following table summarizes our contractual arrangements at December 31, 2007, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$19,544	$4,613	$8,718	$3,091	$3,122
Purchase Obligations	194	109	85	—	—
FIN 48 Liability	836	230	527	79	—

Total	$20,574	$4,952	$9,330	$3,170	$3,122

As of December 31, 2007, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the year ended March 31, 2007.

On October 19, 2007, we completed the acquisition of certain assets from Network Physics. The acquisition of certain assets contributed key components to our product portfolio for application performance management. Pursuant to the asset purchase agreement, the purchase price of $10,005 was paid in cash from our working capital. We are in the process of completing the purchase price allocation and expect to complete the final analysis prior to March 31, 2008.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Our cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. Our marketable securities currently include auction rate securities. The majority of the auction rate securities held in our investment portfolio as of December 31, 2007 were collateralized by United States government-backed obligations. We have no current indications that the auction rate securities we hold may be impaired or may be difficult to liquidate at their current value. However, volatility in the credit markets could impact our ability to liquidate these investments or cause the fair value of the securities to be impaired. If liquidity of the securities becomes prohibitive, we may be forced to hold the securities until maturity or until market conditions improve which could be as long as 30 years. If the fair value of the securities deteriorates we would be required to adjust the carrying value of the securities. We currently do not hedge interest rate exposure, but we do not believe that an increase in interest rates would have a material effect on the value of the cash equivalents or marketable securities.

At December 31, 2007, we had $29,461 in cash and cash equivalents and $52,295 in marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2007, a 100 basis point increase/decrease in the interest rates would increase/decrease our annual interest income and cash flows by approximately $818.

The majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union Euro. We currently do not hedge foreign exchange rate risk. Due to the limited nature of our foreign operations, we do not believe that a 5% change in exchange rates would have a material effect on our business, financial condition, or results of operations.

ITEM 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2007. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Except for the implementation of PeopleSoft General Ledger and Accounts Payable modules, there have been no changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no remaining extensions on our consulting contract with the United States Department of Defense which will cause us to lose the revenue associated with this contract.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In January 2005, United States Department of Defense exercised the second of four possible contract extensions. The funding under this contract for calendar year 2005 was $2,965. In February 2006, United States Department of Defense exercised the third of four possible contract extensions. The funding under this contract for calendar year 2006 was $2,899. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of December 31, 2007, we received additional awards of $2,905 associated with the February 2007 award of $2,119. There are no remaining extensions and no guaranteed additional funding associated with this contract.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 42% and 44% of our total revenue for the nine months ended December 31, 2007 and 2006, respectively. Government sales entail a variety of risks including:

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

The following table outlines the gross margin for our three types of revenue for the periods indicated:

	Nine Months Ended December 31,
	2007	2006
New software licenses	97.4%	98.4%
Software license updates, technical support, and services	87.1	89.2
Professional services revenue	31.9	34.6

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

We completed our acquisition of certain assets of Network Physics in October 2007. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

Issuer Purchases of Equity Securities

(share numbers in thousands)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2007	—	—	—	238
November 1 – 30, 2007	160	$8.83	160	78
December 1 – 31, 2007	40	$9.17	40	38

Total	200	$8.90	200	38

(1)	On January 31, 2005, our Board of Directors authorized the repurchase of up to 1,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. As of December 31, 2007, we had repurchased 962 shares of common stock under this program.

On February 4, 2008, our Board of Directors approved an increase of 1,000 shares under our stock repurchase program. The increase is in addition to the repurchase of up to 1,000 shares authorized by the Board of Directors in January 2005. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes.

ITEM 6.	Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ MEL F. WESLEY
Date: February 11, 2008	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith