Form 10-K
period 2008-03-31
OPNET TECHNOLOGIES INC
filed 2008-06-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2007, as reported on the NASDAQ Global Market, was approximately $121,779,561. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 2, 2008 was 20,430,548.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

PART I

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘should,’’ and ‘‘would’’ or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2009.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 9, 2008. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 9, 2008.

Fiscal Year Convention

The years ended March 31, 2008, 2007 and 2006, are referred to as “fiscal 2008,” “fiscal 2007” and “fiscal 2006,” respectively, in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

(dollar and share amounts in thousands)

In this Annual Report on Form 10-K, or Annual Report, the “Company” “we,” “us,” and “our” refer to OPNET Technologies, Inc. and its wholly owned subsidiaries unless the context otherwise indicates.

OPNET Technologies, Inc. is a provider of software products and related services for managing networks and applications. Our products address: application performance management; network operations, capacity management, and network research and development.

OPNET differentiates itself from traditional providers of network and application management products by focusing on analytics. Traditional application and network management products focus on data collection and monitoring. These systems typically report on historical trends and the status of networks and systems. They are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies. While they provide useful information, they do not automate the next important step, which is analyzing collected data to transform it into actionable information. OPNET’s analysis capabilities drive the rapid resolution of performance problems, and also proactively prevent problems from occurring. These problems include, for example, network configuration errors, network congestion, poor interaction between the network and applications, inefficient use of the network by applications, application bugs, and database inefficiencies. We believe that OPNET’s analytics can significantly improve the performance and availability of mission-critical networks and applications.

Embedded in OPNET software is expert knowledge about how network devices, network protocols, applications, and servers operate and interact. This intelligence enables users in application development, network operations, engineering, planning, and security functions to be more effective in optimizing performance and availability of their networks and applications. We believe our software products can appeal to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers, empowering them to make better use of resources, rapidly troubleshoot operational problems, and improve competitiveness.

We market focused software products for each of our target markets. We sell our products to both Fortune 1000 and mid-size companies. Some examples of our customers include:

•	corporate enterprises, such as Capital One Financial, Cargill, GEICO Insurance, GlaxoSmithKline, GoDaddy.Com, IBM Global Services, Lowes, and the Philadelphia Stock Exchange;

•

government agencies, such as the Federal Bureau of Investigations, the Federal Communications Commission, the Internal Revenue Service, the United States Department of Defense, the United States Department of Homeland Security, and the United States Department of State; and

•	service providers, such as British Telecom , NTT, Telus, T-Mobile, and Verizon; and

•	network equipment manufacturers, such as Cisco Systems, Intel Corporation, Motorola, and Nokia.

Industry Background

Growth and Increased Complexity of Networks and Dependence on Applications

Organizations rely on networks and enterprise software applications to successfully execute their strategies. The increasing use of applications, such as enterprise resource planning, business intelligence, corporate intranets, e-mail, web meetings, virtualization, portals, web services, voice over IP, wireless, and streaming multimedia, has resulted in significant growth in underlying network and application infrastructures. In addition, the proliferation and widespread adoption of the Internet and web services architectures have expanded the role of networks beyond organizational boundaries.

Enterprises and service providers must now manage the convergence of voice, data, and video traffic over traditional, wireless, and optical architectures by integrating numerous existing and emerging technologies. The complexity is exacerbated by the current corporate regulatory environment, which requires improved management processes and documentation. As a result of these factors, businesses and government entities are forced to confront significant challenges related to the cost, risk, and performance of information technology, or IT.

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

Without a clear understanding of the source of problems and the specific changes required to solve them, IT managers resort to uninformed decision-making that often results in wasteful spending on unnecessary and ineffective server and network upgrades. IT professionals need software products that enable them to focus their time and resources in the right places when problems occur in distributed enterprise applications, and to maximize the use of existing infrastructure. Further, since modifications to infrastructure have the potential to cause service level degradation or even network failures, there is a growing need to plan and implement network changes in a controlled manner, taking into account the potential consequences of each action.

Market Opportunity for OPNET Software Products

Organizations need network and application management software products that possess the analytics required to overcome the limitations of traditional tools for rapidly detecting and resolving complex problems and proactively preventing problems from occurring. OPNET software products are focused on these areas. Our software products have embedded knowledge and operational understanding of networks, applications, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require software products like ours to:

•	reduce down time of mission critical applications;

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk.

We believe the value proposition from OPNET software products apply to a broad range of potential customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers, internet service providers, or ISPs, and managed service providers, or MSPs; and

•	network equipment manufacturers.

Enterprises require analytics for more effectively identifying the root causes of application performance problems, ensuring the successful deployment of new applications, auditing device configurations for security and policy compliance, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate OPNET’s technology. United States government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in networking, applications, and protocols. For the Department of Defense, our software products and related services are used for both network and application performance management, as well as for analyzing and developing communications technologies for network-centric transformational programs. Our ability to model and simulate end-to-end network and application performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our software products are scalable and address large, complex military systems and networks, such as mobile networks, with a variety of operationally proven, advanced predictive performance techniques.

Service providers require analytics for optimizing their investments in network infrastructure, more effectively troubleshooting network issues, ensuring network configuration integrity and security, planning for services based on new technologies including wireless and optical, and making better use of network resources to increase competitiveness.

Network equipment manufacturers require advanced modeling and simulation software products for accelerating network research and development, reducing time-to-market for new technologies, developing custom network design and analysis software, and for reducing sales cycles for sophisticated technology products.

OPNET Software Products

Our software products use a variety of advanced technologies to support the analysis of network, application, and server performance under a wide range of current and future operating conditions. Our software products include model libraries that permit the simulation and analysis of major network technologies and communication protocols. We sell both off-the-shelf and customized software products that offer interfaces to third party network management products, including those from AlterPoint, BMC, Cisco Systems, Computer Associates, EMC Smarts, Fluke Networks, HP, IBM Micromuse, InfoVista, NetScout, and others. Most OPNET software products share a significant amount of core software based on an open architecture. Our software architecture enables us to create new software more efficiently, to foster interoperability of our software products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information.

The following sections summarize the OPNET software product portfolio by target market:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•

ACE Analyst, first introduced in May 2000 as ACE, enables application performance management through advanced analytics. ACE Analyst is used to troubleshoot performance problems in production applications and to enable successful application deployment during quality assurance.

•

ACE Live was introduced in November 2007 following OPNET’s acquisition of specified assets from Network Physics. ACE Live performs real-time end user experience monitoring, leveraging on-board analytics to quickly determine the root source of application performance problems. ACE Live utilizes “passive” monitoring, that does not rely on the use of distributed agents. The ACE Live software product can be delivered on a hardware appliance, if the customer chooses.

•

IT Guru Network Planner was first introduced in August 1998 as IT Guru. It provides predictive network capacity planning and design optimization, as well as validation of network configuration changes.

•

IT Guru Systems Planner was introduced in December 2006 as an option for IT Guru. It provides capacity planning for servers, including planning for migration from physical-to-virtual server environments.

•

IT Netcop was first introduced in September 2003 as NETCOP. It provides enterprises with centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. IT Netcop provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

•	IT Sentinel was first introduced in August 2004. IT Sentinel provides automatic and continuous network configuration integrity and security auditing, and proactive change validation.

•

OPNET Panorama was first introduced in December 2004 following OPNET’s acquisition of Altaworks Corporation. Panorama provides real-time system analytics for application performance management. Like ACE Analyst, it is used throughout the application life cycle to ensure the successful deployment of applications, and rapidly troubleshoot performance problems in production applications. With Panorama focusing on advanced application analysis from the server perspective, and ACE Analyst’s network perspective, we believe that we are well positioned to address the complex issues that our clients may face as they migrate to web services architectures.

•

SLA Commander was first introduced in December 2004 following OPNET’s acquisition of Altaworks Corporation. Commander provides active application response time monitoring for web-based applications, complementing the passive monitoring approach of ACE Live.

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

•

SP Netcop was first introduced in September 2003 as NETCOP. SP Netcop provides service providers with centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. SP Netcop provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

•

SP Sentinel was first introduced in August 2004. SP Sentinel provides automated and continuous network configuration integrity and security auditing for service providers, and proactive change validation.

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

OPNET Model Libraries

The model libraries are used by OPNET software to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. IT Guru Network Planner, IT Guru Systems Planner, IT Netcop, IT Sentinel, SP Guru Network Planner, SP Netcop, SP Sentinel, and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, open shortest path first routing, or OSPF, asynchronous transfer mode, or ATM, frame relay, IP-QoS, 802.11, or Wi-Fi, and 802.16, or WiMAX. Some of our model libraries are included in our base products and others are available for an additional fee as modules.

Our software license agreements provide our customers with perpetual and term licenses for use by a specified number of concurrent users or for use by an unlimited number of concurrent users.

Customers

For fiscal 2008, fiscal 2007, and fiscal 2006 we generated 20.2%, 21.1%, and 21.7% respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2008, 2007, or 2006. As of March 31, 2008, more than 98% of our property and equipment were held inside the United States. As of March 31, 2008, all of our intangible assets were held inside the United States. Note 15 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2008, revenue from transactions with United States government agencies was approximately 41% of our total revenue. For both fiscal 2007 and 2006, revenue from transactions with United States government agencies was approximately 43% of our total revenue. Government sales are subject to a variety of risks, including appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions, and a decline in government spending.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of December 31, 2007 we received additional awards of $2,905 associated with the last contract option. The option for calendar year 2007 and associated additional awards of $2,905 received as of March 31, 2008 contributed approximately $1,730 and $167 of consulting revenue for fiscal 2008 and 2007, respectively. This contract expired at the end of calendar 2007 and there are no remaining extensions on the contract. Accordingly, we do not expect to receive meaningful additional revenue from this contract.

Sales and Marketing

We sell our software products and related services through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEMs, and value-added resellers, or VARs. To date, OEMs and VARs have not accounted for more than 10% of our revenue. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2008, our sales and marketing teams consisted of 168 employees, including 88 quota-carrying and inside salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; our overseas subsidiaries in Paris, France; Slough, United Kingdom; Frankfurt, Germany; Ghent, Belgium; and Singapore; and our branch office in Beijing, China.

Our international sales activities are also supported by 28 resellers that offer our products in Australia, Austria, Brazil, Finland, France, Germany, Greece, India, Indonesia, Israel, Japan, Netherlands, New Zealand, Norway, Poland, Romania, Russia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	technology seminars and users group meetings;

•	advertisements in trade journals and online;

•	direct mailings;

•	product collateral development and maintaining OPNET’s website;

•	free software for academic use at universities;

•	specialized product sales support;

•	specialized sales support with OPNET resellers;

•	briefings with industry analysts; and

•	a variety of public relations activities, including our annual international technology conference OPNETWORK.

For each of the last eleven years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2007, which was held in August 2007, included approximately 784 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, more than 1,672 IT and engineering professionals, representing 30 countries, participated in the conference. OPNETWORK 2008 is scheduled to be held in Washington, D.C. in August 2008.

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

We offer consulting services to assist our clients to facilitate the adoption of our software products and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2008, our consulting staff consisted of 126 employees.

Our customers may purchase software license updates, technical support and services, all provided on a when-and-if available basis (except technical support) under our maintenance agreement. Payments for software license updates, technical support and services whether on initial order or on renewal, are generally made in advance and are nonrefundable.

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

We provide customer support from our support center at our headquarters in Bethesda, Maryland, as well as from support staff in France, the United Kingdom and Singapore. We have designed and implemented a comprehensive information system to ensure that customer inquiries are addressed promptly, tracked until fully resolved, and recorded for future reference. Reports on the overall responsiveness of the technical support infrastructure, and the status of pending customer inquiries, are provided regularly to our technical support staff, technical support management, and executive management.

We have a core team of 16 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our software products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2008, our full-time training staff consisted of 5 employees.

Research and Development

We believe that our ability to enhance our current software products and create new software products in response to the needs of our customer base is an important factor for our future success. Accordingly, we intend to continue to commit significant resources to product research and development. We expect to accomplish a large part of our software product improvements and new software product development through internal development efforts. New capabilities may also be integrated into our product lines through the acquisition of technologies or businesses, or the licensing of externally developed technologies.

Our total expenses for research and development for fiscal 2008, 2007, and 2006 were approximately $27,471, $21,688, and $18,643, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2008, our research and development staff consisted of 185 engineers and technical professionals.

Our research and development efforts are directed at increasing our revenue by expanding the scope of our software products and service offerings to address additional customer requirements. Our existing customers provide a meaningful source of information, which we use in order to guide our future research and development activities. In addition, we invest in research and analysis of trends in our industry and our product markets, and we expect that our future software products may reflect the results of these analyses.

Competition

The market for our software products and related services is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management software products continues to increase. Although we believe that none of our competitors offer software products that are identical to ours, we are subject to current and potential competition from:

•

software and hardware vendors with network and application performance management offerings, such as Computer Associates, or CA, Compuware Corporation, or Compuware, IBM Tivoli, NetScout Systems, and Quest Software;

•	consultants who offer advisory services related to network and application performance management; and

•	customers who develop their own network and application management capabilities, either internally or through outsourcing.

Also, it is possible that other vendors as well as some of our customers or distributors may develop and market competitive products in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do. We believe the principal competitive factors affecting the market for our software products and related services are the following:

•	scope, quality, and cost-effectiveness of application and network management software products;

•	industry knowledge and expertise embedded in the software;

•	the interoperability of software products with existing network management software products;

•	product performance, accuracy, technical features, ease of use, and price;

•	customer service and support;

•	consultants who offer advisory services related to network and application performance management; and

•	customers who develop their own network and application management capabilities, either internally or through outsourcing.

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

We currently hold registered trademarks in the United States for all of our primary marks including the following: OPNET, OPNETWORK, IT Guru, IT Sentinel, Netbiz, NetDoctor, OPNET Modeler, SP Guru, SP Sentinel, VNE Server, WDM Guru, OPNET LoadScaler, and OPNET TestCreator. We have pending applications in the United States for the trademark registrations of Netcop, OPNET Panorama, and SLA Commander, all of

which have been approved by the U.S. Patent and Trademark Office. We also hold additional registered and unregistered trademarks in the United States and have additional pending applications. We fully intend to maintain our trademark portfolio commensurate with the continued use of these marks, especially our house mark OPNET. As appropriate and in accordance with our use of our marks internationally, we have applied for and obtained numerous registrations for our marks in foreign countries. In particular for the term OPNET, we hold registrations in the following countries: Benelux, France, Germany, Japan, the Peoples Republic of China, Taiwan and the United Kingdom and have applications pending in Italy and Spain. Currently, we are negotiating in Spain for a consent agreement that will allow us to receive a registration in that jurisdiction. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have twenty-one patents granted by the United States Patent and Trademark Office, eleven of which were obtained in the acquisition of specified assets of Network Physics. Our patents will expire between 2018 and 2025. We also have eighty-one pending United States patent applications that, if granted, would expire approximately twenty years from their respective filing dates. Twelve of these were obtained in the acquisition of specified assets of Network Physics, and another twelve are provisional patent applications for which we expect to pursue non-provisional applications within the next year. We currently have two pending European patent applications and we plan to pursue a third within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our software products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 9, 2008, are as follows:

Name	Age	Position
Marc A. Cohen	44	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	41	President, Chief Technology Officer and Director
Mel F. Wesley	36	Vice President and Chief Financial Officer
Steven G. Finn, PhD (1)(2)(3)	62	Director
Ronald W. Kaiser (1)(2)(3)	54	Director
William F. Stasior (1)(2)(3)	67	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Ronald W. Kaiser has served as a member of our Board of Directors since October 2003. Since January 2008, he has served as an independent consultant and board member. From January 2007 through December 2008, Mr. Kaiser served as Chief Financial Officer of Sucampo Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Kaiser served as Chief Financial Officer of Pharmathene, Inc, a privately held bio-defense company from April of 2005 through December of 2006. Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of Air Cargo, Inc., a privately held provider of United States and European cargo transportation logistics from February 2003 through March 2005. Air Cargo filed for Chapter 11 bankruptcy on December 7, 2004. Mr. Kaiser served as Chief Financial Officer and Treasurer of OTG Software, Inc., or OTG, from June 1998 until the sale of OTG to Legato Systems, Inc. in May 2002. OTG was a publicly traded corporation that provided online data storage and data access software products for business applications, email management and related services. Mr. Kaiser serves on the board of directors of Vocus, Inc., a provider of public relations management software.

William F. Stasior has served as a member of our Board of Directors since March 1998. Since October 1999, he has served as Senior Chairman of Booz Allen. From 1991 to 1999, he served as Chairman and Chief Executive Officer of Booz Allen. Mr. Stasior currently serves on the Board of Directors of SkyTerra Communications, Inc., a telecommunications service provider

Employees

As of March 31, 2008, we had 560 full-time employees, 513 of whom were located in the United States. The 560 full-time employees included 168 in sales and marketing, 147 in professional services and support, 185 in engineering, research, and development, and 60 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Corporate Information

We are a Delaware corporation, our principal executive office is located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-7900 and our telephone number is (240) 497-3000. Our website address is www.opnet.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive textual reference only.

Availability of SEC Reports

Our website address is www.opnet.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. The information on our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our website address is included in this Annual Report as an inactive textual reference only.

We file our reports with the SEC electronically via the SEC’s Electronic Data Gathering, Analysis and Retrieval system, or EDGAR. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC via EDGAR. The address of this website is www.sec.gov.

Any reports, statements or other information that we file with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of these documents can be requested upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1 (800) SEC-0330 for further information on the operation of the Public Reference Room. Upon request, we make available free of charge, electronic or paper copies of any reports, statements or other information that we file with the SEC.

Code of Business Conduct and Ethics

On May 4, 2004 we adopted a code of business conduct and ethics for all directors, officers, and employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Business Conduct and Ethics is available on our website at www.opnet.com. Suspected violations of this Code may be reported on a confidential or anonymous basis by facsimile or by e-mail to our General Counsel and to the Chairman of the Audit Committee of the Board of Directors. We intend to disclose any amendment to, and any waiver from, any provision of this Code that applies to any director, the Chief Executive Officer, Chief Financial Officer, or any other executive officer and that relates to any element of this Code enumerated in Item 406(b) of Regulation S-K, on Form 8-K.

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. You should consider carefully the following information before making an investment in our securities.

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

•

changes in the mix of our sales, including the mix between higher margin software solution products and lower margin hardware products, services and maintenance, and the proportion of our license sales requiring us to make royalty payments;

•	the timing and amount of our marketing, sales, and product development expenses;

•	the cost and time required to develop new software products;

•	the introduction, timing, and market acceptance of new software products introduced by us or our competitors;

•	changes in network technology or in applications, which could require us to modify our software products or develop new software products;

•	general economic conditions, which can affect our customers’ purchasing decisions, the length of our sales cycle, and our customers’ ability to pay us on time, if at all;

•	changes in our pricing policies or those of our competitors; and

•	the timing and size of potential acquisitions by us.

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

We sell our software products and related services primarily through our direct sales force, and we must expand the size of our sales force to increase revenue. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force, or we may be unable to manage a larger sales force.

The market for intelligent network and application management software is new and evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of software products and related services that are designed to allow our customers to manage the performance of networks and applications. Accordingly, if the market for intelligent network and application management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent network and application management software products is evolving. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software products, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software products.

Our customers are primarily in four target groups and our operating results may be adversely affected by changes in one or more of these groups.

Our software products and related services are designed to meet the needs of enterprises, United States government agencies, service providers, and network equipment manufacturers, and we market our software products and related services to those four customer groups. Consequently, our financial results depend, in significant part, upon the economic conditions of enterprises, United States government agencies, service providers, and network equipment manufacturers. An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these customer groups may decrease our revenue or lower our growth rate.

A decline in information technology spending may result in a decrease in our revenue or lower our growth rate.

A decline in the demand for information technology among our current and prospective customers may result in decreased revenue or a lower growth rate for us because our sales depend, in part, on our customers’ budgets for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and force us to lower prices of our software products and related services, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Accordingly, we cannot assure you that we will be able to increase or maintain our revenue.

Our sales to United States government agencies subject us to special risks that could adversely affect our business.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 41% of our total revenue for fiscal 2008, and 43% of our total revenue for fiscal 2007 and fiscal 2006. Government sales entail a variety of risks including:

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

•

Our software products and related services are included on a General Services Administration, or GSA, schedule. We believe that the GSA schedule facilitates our sales to United States government agencies. The loss of the GSA schedule covering our software products and related services could adversely affect our results of operations.

•	We must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business.

•

Some of our government business requires that we maintain facility security clearances, and requires some of our employees to maintain individual security clearances. If we were to lose these clearances, our government business would decline.

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

•

Some of our government contracts are firm fixed-price contracts. To the extent that the assumptions we have used in pricing these contracts prove inaccurate, we could incur and accrue losses on contracts, which would adversely affect our operating results.

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

If our newest software products, particularly those targeted primarily for enterprises and United States government agencies, do not gain widespread market acceptance, our revenue might not increase and could even decline.

We expect to continue to derive a substantial portion of our revenue in the future from sales to enterprises and United States government agencies of our Application Performance Management and Network Operations software product offerings. Our business depends on customer acceptance of these software products and our revenue may not increase, or may even decline, if our target customers do not adopt and expand their use of our software products.

We may not be able to grow our business if service providers do not buy our products.

An element of our strategy is to continue selling to service providers our Network Planning and Design and our Network Operations software products. Accordingly, if our products fail to perform favorably in the service provider environment, or fail to gain wider adoption by service providers, our business and future operating results could suffer.

Our lengthy and variable sales cycle makes it difficult to predict operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our software products because prospective customers often take significant time evaluating our software products before licensing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the sales process, the customer may decide not to purchase or may reduce proposed orders of our software products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our software products. This may also lead to delays in receiving customers’ orders.

Our ability to increase our sales may be impaired if we do not expand and manage our indirect distribution channels.

To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist primarily of international distributors, OEMs and resellers. If we are unable to expand and manage our relationships with our distributors, our distributors are unable or unwilling to market and sell our software products effectively, or we lose existing distributor relationships, we might not be able to increase our revenue. Our international distributors, OEMs and resellers have no obligation to market or purchase our software products. In addition, they could partner with our competitors, bundle or resell competitors' products, or internally develop products that compete with our software products.

We may not be able to successfully manage our expanding operations, which could impair our ability to operate profitably.

We may be unable to operate our business profitably if we fail to manage our growth. Our growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We plan to continue to expand our operations and increase the number of our full-time employees. Our ability to manage growth may depend in part on our ability to continue to enhance our operating, financial, and management information systems and have expanded facility capacities to accommodate growth. Our personnel, systems, and controls may not be adequate to support our growth. In addition, our revenue may not continue to grow at a sufficient rate to absorb the costs associated with a larger employee base and expanded facilities.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline.

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced software products on a timely basis that respond to these changes, our software products could become obsolete, demand for our software products could decline and our revenue could fall. Advances in network management technology, software engineering, and simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our software products and could render our software products unmarketable.

Our future revenue is substantially dependent upon our existing customers continuing to license additional software, renew maintenance agreements, and purchase additional services.

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and purchase of additional software licenses, which represents a majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional software products or related services. If our existing customers fail to renew their maintenance agreements or purchase additional software products or related services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margin.

We realize significantly lower margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower.

Professional services accounted for 27.4%, 25.1% and 26.2% of our total revenue for fiscal 2008, 2007 and 2006, respectively.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenue.

Our future success and our ability to maintain our current level of revenue depends upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our Chairman of the Board and Chief Executive Officer, who is also acting as our principal sales executive, and Alain J. Cohen, our President and Chief Technology Officer, could also adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other arrangements that obligate any of our officers or key employees to remain with us.

We must also continue to hire highly qualified individuals, particularly software engineers and sales and marketing personnel. Our failure to attract and retain technical personnel for our research and development activities, consulting services, and technical support teams may limit our ability to develop new software products or software product enhancements. Competition for these individuals is intense, and we may not be able to attract and retain additional highly qualified personnel in the future. In addition, limitations imposed by federal immigration laws and the availability of visas could impair our ability to recruit and employ skilled technical professionals from other countries to work in the United States.

Our international operations subject our business to additional risks, which could cause our sales or profitability to decline.

In fiscal 2008, 20.2% of our revenue, or $20,506, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

•	difficulty in attracting distributors that will market and support our software products effectively;

•	greater difficulty in accounts receivable collection and longer collection periods;

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

Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent network management software is likely to become more competitive as it evolves and the demand for intelligent network management software products continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors may develop and market software products that compete with our software products in the future.

If our software products contain errors and we are unable to correct those errors, our reputation could be harmed and our customers could demand refunds from us or assert claims for damages against us.

Our software products could contain significant errors or bugs that may result in:

•	the loss of or delay in market acceptance and sales of our software products;

•	the delay in introduction of new software products or updates to existing products;

•	diversion of our resources;

•	injury to our reputation; and

•	increased support costs.

Bugs may be discovered at any point in our software's life cycle. We expect that errors in our software may be found in the future, particularly in new software product offerings and new releases of our current software products.

Because our customers use our software products to manage networks that are critical to their business operations, any failure of our software products could expose us to product liability claims. In addition, errors in our software products could cause our customers’ networks and systems to fail or compromise their data, which could also result in liability to us. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend, and may result in adverse settlements and judgments.

Our software products rely on our intellectual property, and any failure to protect our intellectual property could enable our competitors to market products with similar features that may reduce our revenue and could allow the use of our software products by users who have not paid the required license fee.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our software products, which could reduce our revenue. In addition, we may be unable to prevent the use of our software products by persons who have not paid the required license fee, which could reduce our revenue. Our success and ability to compete depend substantially upon the internally developed technology that is incorporated in our software products. Policing unauthorized use of our software products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition, and non-disclosure agreements with our employees.

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

Our software products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages.

We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionalities of products in different industry segments overlap.

Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management's attention and resources;

•	cause us to delay or cease product shipments; or

•	require us to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the affected software solution or product without redeveloping it or incurring significant additional expense.

Future interpretations of existing accounting standards could adversely affect our operating results.

The Securities and Exchange Commission, American Institute of Certified Public Accountants and various other authoritative accounting bodies continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in changes in our revenue recognition accounting policies that could have a material adverse effect on our results of operations.

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

We completed our acquisition of specified assets of Network Physics in October 2007. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

We also expect that we would incur substantial expenses if we acquire other businesses or technologies. We might use cash on hand, incur debt, or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline.

Our software products are subject to changing computing environments, including operating system software and hardware platforms, which could render our products obsolete.

The evolution of existing computing environments and the introduction of new popular computing environments may require us to redesign our software products or develop new software products. Computing environments, including operating system software and hardware platforms, are complex and change rapidly. Our software products are designed to operate in currently popular computing environments. Due to the long development and testing periods required to adapt our software products to new or modified computing environments, our research and development efforts could be distracted and we could experience significant delays in software product releases or shipments, which could result in lost revenue and significant additional expense.

Due to recent uncertainties in the credit markets, we have been unable to liquidate some holdings of our auction rate securities and as a result, we have incurred unrealized losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

We invest in auction rate securities as part of our cash management program. Auction rate securities are long-term debt instruments that provide liquidity through a Dutch-auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism is intended to allow investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

Recent uncertainties in the credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. As of March 31, 2008, we held securities with a face value of $8,800 that had experienced these “failed auctions”. On May 21, 2008, we were able to liquidate $1,500 of the $8,800 held as of March 31, 2008 at the face value plus accrued interest. We continue to hold the remaining securities. We are owed interest at a higher rate on auction rate securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of highly rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. Additionally, a significant portion of the collateral underlying the auction rate securities we hold is backed by the Department of Education.

It is uncertain when the liquidity issues relating to these investments will improve. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our auction rate securities and, as a result, might suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale. We determined that fair value of the auction rate securities was $8,419 at March 31, 2008, and accordingly we recorded a temporary impairment of $381, which reduced other comprehensive income on our consolidated balance sheets. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to further adjust the carrying value of these investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options, and the lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Ghent, Belgium; Paris, France; Slough, United Kingdom; Singapore; and Beijing China.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Global Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the high and low intra-day sale prices of our common stock as reported by the NASDAQ Global Market.

Quarter ended	High	Low
June 30, 2006	$15.00	$10.07
September 30, 2006	14.29	10.74
December 31, 2006	16.82	12.89
March 31, 2007	15.98	12.86
June 30, 2007	14.17	9.90
September 30, 2007	11.92	9.41
December 31, 2007	12.89	8.07
March 31, 2008	9.50	7.52

Number of Stockholders of Record

As of June 2, 2008, we had approximately 119 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
			(1)
Equity compensation plans approved by security holders	2,720,121	$10.79	2,180,225	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,720,121	$10.79	2,180,225

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2008, all of the remaining 2,167,321 shares under our Amended and Restated 2000 Stock Incentive Plan, or the 2000 plan, may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 12,904 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2008. Also includes 2,167,321 shares issuable under the 2000 Plan. Under the 2000 Plan, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to 3% of the shares of Common Stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,000,000 shares, or a lesser amount determined by the Board of Directors, or the Board. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2008.

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

As of March 31, 2008, the proceeds from the offering had been used to fund approximately (i) $10,005 of acquisition and acquisition related expenses for specified assets of Network Physics, Inc. (ii) $10,561 of general corporate expenses and working capital (iii) $22,548 for capital expenditures and leasehold improvements (iv) $6,200 of acquisition and acquisition-related expenses for the NetMaker acquisition, (v) $1,400 of the purchase price for WDM NetDesign and (vi) $3,400 of acquisition and acquisition-related expenses for the Altaworks acquisition. None of these amounts were paid directly or indirectly to any director, officer, or general partner of us or their associates, persons owning 10% or more of any class of our equity securities, or any affiliate of us. As of March 31, 2008, there were no remaining proceeds from the offering.

Stock Repurchase Plan

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2008	—	—	—	37,114
February 1 – 28, 2008	72,801	$8.05	72,801	964,313
March 1 – 31, 2008	—	—	—	964,313

Total	72,801	$8.05	72,801	964,313

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars and share amounts in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2008, 2007, and 2006, and the balance sheet data as of March 31, 2008 and 2007, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2006, 2005 and 2004 and the statement of operations data for the years ended March 31, 2005 and 2004 are derived from our consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
New software licenses	$38,838	$43,186	$31,976	$29,507	$28,164
Software license updates, technical support and services	34,787	28,062	24,226	19,805	15,152
Professional services	27,721	23,882	19,913	14,931	13,137

Total revenue	101,306	95,130	76,115	64,243	56,453

Cost of revenue:
New software licenses	1,035	638	657	778	831
Software license updates, technical support and services	4,514	3,264	2,637	2,348	1,730
Professional services	19,154	15,904	13,705	10,154	7,510
Amortization of acquired technology	1,486	723	832	651	509

Total cost of revenue	26,189	20,529	17,831	13,931	10,580

Gross profit	75,157	74,601	58,284	50,312	45,873

Operating expenses:
Research and development	27,471	21,688	18,643	15,455	13,040
Sales and marketing	39,357	34,133	26,300	22,803	19,446
General and administrative	11,747	10,994	13,375	9,742	5,717

Total operating expenses	78,575	66,815	58,318	48,000	38,203

(Loss) income from operations	(3,418)	7,786	(34)	2,312	7,670
Interest and other income, net	3,579	3,834	2,680	1,384	594

Income before (benefit) provision for income taxes	161	11,620	2,646	3,696	8,264
(Benefit) provision for income taxes	(372)	3,655	509	1,644	2,506

Net income	$533	$7,965	$2,137	$2,052	$5,758

Basic net income per common share	$0.03	$0.39	$0.10	$0.10	$0.29

Diluted net income per common share	$0.03	$0.38	$0.10	$0.10	$0.28

Basic weighted average shares outstanding	20,342	20,358	20,374	20,158	19,697
Diluted weighted average shares outstanding	20,621	21,206	20,604	20,624	20,650

Balance Sheet Data (end of period):
Cash, cash equivalents and short-term and long-term marketable securities	$85,829	$91,381	$85,861	$82,185	$81,493
Total assets	153,538	147,658	127,347	125,185	116,682
Long-term debt	—	—	103	150	300
Total stockholders’ equity	110,645	112,871	99,398	99,965	96,371

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars and share amounts in thousands, except per share data)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

Overview

OPNET Technologies, Inc. is a provider of software products and related services for managing networks and applications. Our software products and related services address: application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the twelve months ended March 31, 2008, perpetual licenses represented approximately 97% of software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new software products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities, and to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely control the increases in our total expenses as we implement these strategies.

In March 2008, we launched an initiative to extend our market reach by establishing sales alliances with third parties called the Synergy program. The Synergy program is designed to increase the penetration of our software products into mid-sized organizations. The Synergy program’s initial focus will be on selling our application performance management software products, including ACE Live that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution.

In March 2008, we restructured our worldwide distribution agreement with Cisco Systems, or Cisco. Under the terms of the restructured agreement, Cisco will distribute our software products as OPNET-branded software products.

In April 2007, we entered into a multi-year worldwide distribution agreement with Computer Associates that built upon the referral agreement entered into with Computer Associates in November of 2005. Under the terms of the agreement, Computer Associates is distributing our IT Guru Systems Planner Solution as a CA-branded solution and we are collaborating with Computer Associates to offer professional services and support.

In November 2005, we entered into a global sales and marketing referral agreement with Computer Associates. Under the terms of the agreement, Computer Associates began marketing our systems performance and capacity modeling technologies as OPNET-branded software products. Computer Associates began sales of our products under this agreement in the third quarter of fiscal 2006.

Acquisition of Specified Assets of Network Physics

On October 19, 2007, we completed the acquisition of specified assets of Network Physics for a total purchase price of $10,005. We paid the purchase price in cash from working capital. As a result of the acquisition, we acquired technology that enabled us to accelerate the release of our ACE Live software product, which had been in development since the summer of 2006 and were under development to address the appliance-based end user monitoring market. In addition to the technology acquired from Network Physics, we also acquired several non-executive employees to provide us with greater engineering depth and technical expertise. We did not acquire Network Physics’ value-added reseller agreements or associated relationships, which generated substantially all of their revenue.

The purchase of specified assets of Network Physics did not constitute the purchase of a business for purposes of SEC reporting or for purposes of financial reporting under SFAS 141, “Business Combinations” or EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Most key attributes of Network Physics necessary for continuity of operations did not remain with the acquired assets after the acquisition including a portion of the non-executive employee base, executive employees, market distribution systems and customer maintenance contracts. Furthermore, the transferred set of Network Physics’ activities could not sustain normal operations for the purpose of providing a return to investors.

Management believes that financial information related to Network Physics prior to the acquisition would not be material or relevant to an understanding of our operations subsequent to the asset acquisition for several key reasons. First, value-added resellers used by Network Physics to market and distribute their products to customers and generate substantially all of their revenue were not acquired. Second, significant changes were made to the purchased technology in order to distribute the technology to our customers. Third, our decision to purchase specified assets of Network Physics was based on the end-user appliance based market opportunity that we believe exists and the complementary nature of our existing performance management software products to the end-user appliance based market and was not based on the nature and amount of revenue historically generated by Network Physics. Finally, we did not acquire the rights to any continuing revenue stream including customer maintenance contracts.

Summary of Our Fiscal 2008 Financial Performance

During fiscal 2008, our income from operations and net income decreased as compared to fiscal 2007. The decrease in profitability was primarily the result of an increase in total operating expenses and a decrease in license revenue, which have higher gross margins than our other sources of revenue. The increase in operating expenses was largely the result of increased personnel costs and costs related to acquiring technology necessary to pursue our growth strategies. The decrease in license revenue was predominantly the result of a decrease in license sales to United States and international government customers.

Our cash, cash equivalents and marketable securities balance as of March 31, 2008 decreased as compared to March 31, 2007 largely due to the acquisition of specified assets of Network Physics for a total cash purchase price of $10,005. Our deferred revenue as of March 31, 2008 increased as compared to March 31, 2007, largely due to an increase in sales of software license updates, technical support and services arrangements.

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2008	Fiscal 2007	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$101,346	$95,130	$6,216	6.5%
Total cost of sales	$26,189	$20,529	$5,660	27.6%
Gross profit	$75,157	$74,601	$556	0.7%
Gross profit as a percentage of total revenue (gross margin)	74.2%	78.4%
Total operating expenses	$78,575	$66,815	$11,760	17.6%
(Loss) income from operations	$(3,418)	$7,786	$(11,204)	(143.9)%
(Loss) income from operations as a percentage of total revenue (operating margin)	(3.4)%	8.2%
Net income	$533	$7,965	$(7,432)	(93.3)%
Diluted net income per common share	$0.03	$0.38	$(0.35)	(92.1)%
Total employees (period end)	560	490	70	14.3%
Total average employees	560	487	73	15.0%
Total consultants (period end)	126	111	15	13.5%
Total period end quota-carrying sales persons (excluding managers and inside sales representatives)	70	54	16	29.6%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and short-term and long-term marketable securities (period end)	$85,829	$91,381	$(5,552)	(6.1)%
Cash flows from operating activities	$12,900	$6,201	$6,699	108.0%
Total deferred revenue (period end)	$30,494	$23,307	$7,187	30.8%

We achieved growth in total revenue during fiscal 2008 driven by growth in revenue from software license updates, technical support and services and professional services, partially offset by a decrease in revenue from new software licenses. The growth in revenue from software license updates, technical support and services and professional services was generated by growth in sales to corporate enterprises, and to a lesser extent, sales to United States government customers. The decrease in revenue from new software licenses was largely due to a decrease in sales to Unites States and international government customers. While total revenue generated from sales to United States government customers increased in absolute dollars by $467 during fiscal 2008, the percentage of revenue from United States government customers decreased to 41% in fiscal 2008 from 43% in fiscal 2007.

Our international revenue increased 2.2% to $20,506, or 20.2% of total revenue, for fiscal 2008. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. International revenue in fiscal 2008 benefited from a more experienced direct sales force and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2008. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2008, gross profit increased 0.7% to $75,157. While our gross profit increased in absolute dollars during fiscal 2008, our gross margin decreased to 74.2% for fiscal 2008 from 78.4% in fiscal 2007. The decrease in our gross margin was primarily due to a decrease in license revenue of $4,348 in fiscal 2008, which is a more profitable source of our revenue. The decrease in license revenue was largely the result of a decrease in license sales to United States and international government customers, which was partially offset by an increase in license sales to corporate enterprise customers.

As a software company, we believe that our business model has the potential to generate operating margins of 17% or more. Our operating margin decreased to negative 3.4% during fiscal 2008 from positive 8.2% during fiscal 2007. The decrease in operating margin was largely the result of an increase in research and development expenses of $5,783, an increase in sales and marketing expenses of $5,224 and a decrease in license revenue of $4,348.

Trends That May Affect Our Business and Future Results

While we anticipate a challenging economic environment in the near term, we believe the recent expansion of our network applications portfolio into the appliance-based end user monitoring space, recent enhancements to our core software products, such as Panorama, and our focus on improving the productivity of our sales force and controlling operating expenses has us well positioned to improve our profitability as compared to fiscal 2008. The demand for our software products and related services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers, which is consistent with our expectations. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the challenging economy in which these businesses operate, which we expect to continue, at least in the near term. Consequently, our revenue growth and profitability depend, in significant part, upon our ability to sell in a challenging economic environment and the economic health of corporate enterprises and United States government agencies.

We intend to take advantage of our market position and expanded software product portfolio to increase both total revenue and new software license revenue. We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We currently expect future growth in total revenue to come from sales to corporate enterprise customers and the United States government. Based on historic patterns of demand, we expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional service revenue will depend upon our ability to generate revenue from contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are affected by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We believe that these factors affect the timing of sales orders as well as our ability to forecast future revenue. We expect overall international revenue growth in fiscal 2009; however, we expect to continue experiencing quarterly fluctuations of international revenue.

Gross Profit Margin. We anticipate modest increases in the cost of professional services primarily from hiring additional consultants to support demand for our services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements as well as the amount of gross profit from the sale of new software licenses and software license updates, technical support and services, which have substantially higher gross margins than the gross margin on professional services revenue. Our ability to increase gross profit margin will depend largely upon our ability to increase revenue generated from the sale of new software licenses, which declined by $4,348 in fiscal 2008 as compared to fiscal 2007.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products. We made significant personnel investments in research and development during fiscal 2008. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during fiscal 2009 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future. We made significant personnel investments in sales and marketing during fiscal 2008. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods.

General and Administrative Expenses. General and administrative expenses are expected to increase as we continue to expand our operations; however, we expect the dollar amount of these expenditures to decrease as a percentage of total revenue in future periods. Our general and administrative expenses increased 6.8% during fiscal 2008 as compared to fiscal 2007. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue growth, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to negative 3.4% during fiscal 2008 from positive 8.2% during fiscal 2007. We remain committed to increasing profitability and long-term growth. We do not believe that significant changes to our cost structure are necessary at this time, but we intend to closely control expenses and focus on near-term increases in profitability by increasing sales of new software licenses.

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition. We derive revenue from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, which include software license update, certain training provided and offered on a when-and-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. We recognize revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New Software License Revenue

New software license revenue represents all fees earned from granting customers licenses to use our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. Our new software license revenue consists of perpetual and term license sales of software products. For the twelve months ended March 31, 2008, perpetual licenses represented approximately 97% of software license revenue. New software license revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the software license fee is fixed or determinable, and (iv) collectibility is probable. We define each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written software license agreement, which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which we collectively refer to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide us copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred. Physical delivery of our software products to end users or resellers, which are collectively referred to as customers, is generally considered to have occurred upon the transfer of media containing our software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

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

In instances when any of the four criteria are not met, we defer recognition of software license revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP 81-1. We estimate the percentage-of-completion, under SOP 81-1, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software license revenue and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if it is required to increase or decrease previously recognized revenue related to a particular project or if it expects to incur a loss on the project.

Software License Updates, Technical Support and Services Revenue

Software license updates, technical support and services revenue represents fees associated with the sale of license updates, training, and technical support, all provided on a when-and-if-available basis (except technical support) under our maintenance agreement. Payments for software license updates, technical support and services on initial order or on renewal are generally made in advance and are nonrefundable. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software license purchase. License updates, technical support and services may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support and services. Revenue from license updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to our vendor-specific objective evidence of fair value, or VSOE. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately.

If we are unable to establish VSOE for an undelivered post contract support, or PCS, element, for example, in a two-year term license where the license term and PCS are coterminous and no PCS renewal period exists, all revenue is recognized ratably over the contract period. For income statement classification purposes, our allocation methodology is based on VSOE of fair value for our professional services which is determined by the price charged when sold separately, and the contractually stated renewal rates for our PCS, generally 18% to 21% of the license fee paid on perpetual licenses. We use the residual method to allocate any remaining arrangement fee to new software license revenue.

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, we have developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under SOP 97-2, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on our VSOE of fair value and the residual amount is allocated to new software license revenue.

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

Income Taxes. Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN No. 48. As a result of the implementation, we recognized a $653 increase to our liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $510. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2008, the gross unrecognized benefit was $838, $808 of which would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits at April 1, 2007	$810
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	(80)
Gross increases – current period tax positions	79
Settlements	—
Lapse of statute of limitations	—
Foreign currency translation adjustment	29

Unrecognized tax benefits at March 31, 2008	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY03 – FY08
Belgium	FY04 – FY08
France	FY04 – FY08
Germany	FY04 – FY08
United Kingdom	FY07 – FY08
United States	FY02 – FY03
United States	FY05 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

Our continuing practice is to recognize interest, if any, related to income tax matters in interest expense in our consolidated statements of operations and penalties as part of general and administrative expense in our consolidated statements of operations. In conjunction with the adoption of FIN 48, we recognized $20 and $8 for the payment of interest and penalties, respectively, at April 1, 2007 which is included in accrued interest on the balance sheet. During fiscal 2008, we recognized $6 in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2008 is $30 and $2, respectively.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of our state and local income taxes and lapse of statute of limitations. In the aggregate, we believe the liability for uncertain tax positions could decrease by $235 in the next twelve months.

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

Stock-Based Compensation. On April 1, 2006, we adopted SFAS 123R, which revised SFAS 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2007 and the adoption of SFAS 123R, we followed the intrinsic value method of accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.” We have identified our accounting for stock-based compensation as a critical accounting policy, as this policy affects the reported amount of stock-based compensation expense and involves the use of management’s judgments and estimates. Stock-based compensation expense in connection with our application of SFAS 123R was $929 and $1,208 for fiscal 2008 and 2007, respectively.

SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and Employee Stock Purchase Plan, or ESPP. We have elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2008 or 2007. We adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006 as well as to the unvested portion of awards outstanding as of April 1, 2006. Stock-based compensation for unvested awards granted prior to April, 1, 2006 is based upon the grant date fair value of such compensation as determined under pro forma provisions of SFAS No 123.

Our stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model, consistent with that used for pro forma disclosure under SFAS No 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyzed the historic volatility of our common stock. There were no stock options granted in fiscal 2008.

Compensation cost for stock option grants is recognized on a straight-line basis over the requisite service period for the entire award from the date of grant through the period of the last separately vesting portion of the grant. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. As of March 31, 2008, nonvested stock-based deferred compensation associated with stock options totaled $162, which we expect to be recognized over a weighted average period of 3 months.

Our restricted stock grants are accounted for as equity awards. The expense is based on the price of our common stock, and is recognized on a straight-line basis over the requisite service period. We did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. As of March 31, 2008, nonvested stock-based deferred compensation associated with restricted stock totaled $1,699, which we expect to be recognized over a weighted average period of 1.3 years.

Our 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 450 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends in January and July of each year. The expense is calculated based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and that expense is recognized on a straight-line basis over the plan period. As of March 31, 2008, nonvested stock-based deferred compensation associated with ESPP totaled $139 and is expected to be recognized over a weighted average period of 4 months.

Auction Rate Securities. As of March 31, 2008, we held auction rate securities, or ARS, totaling $8,800 at par value, which are classified as available for sale securities and short-term and long-term marketable securities on our consolidated balance sheet. Contractual maturities for these ARS extend through November 2047 with an interest rate reset date approximately every 28 days. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA at March 31, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent successful auctions that reset the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced failed auctions. While we continue to earn and receive interest on these marketable securities at the maximum contractual rate, we determined that the estimated fair value of these ARS no longer approximate par value.

Since there is little or no active market data for our ARS, we developed our own assumptions to determine the fair value of the securities. We assumed that the fair value is an exit price, representing the amount that would be received if we sold the ARS in an orderly transaction between market participants. We prepared our fair value analysis to determine the exit price by focusing on the structure of each ARS, the collateral underlying each ARS, the cash flow characteristics, and the current trading environment of such securities. We also considered the valuation prepared for us by a third-party valuation firm. With regard to the structure of each ARS, we charted the cash flows pertaining to the ARS and modeled the net present value. While we believe that the estimates we used are reasonable, should any of these factors change, our estimates may also change, which could affect the valuation of our ARS. In addition, we performed extensive research on the collateral underlying the ARS and the trading environment for such financial products. It is our view that a number of factors have contributed to the recent market disruption: real and perceived decline in value of collateralized assets and other financial instruments; increased defaults on home mortgages and bankruptcies; tightening of credit among lenders; increasing commodity prices and the weakening of the United States dollar; and fears of a United States recession. Based on our analysis and our belief that the ARS are of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. We currently intend, and believe we have the ability, to hold the ARS for a period of time sufficient to allow for a recovery in the market. Accordingly, we believe that the impairment is temporary. We recorded the temporary impairment charge to other comprehensive income on our consolidated balance sheet. We also classified $6,968 of the ARS as long-term marketable securities on our consolidated balance sheet as of March 31, 2008.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates may also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2008 and 2007, accounts receivable totaled $26,146 and $25,300, net of an allowance for doubtful accounts of $154 and $133, respectively.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology we purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006 and Network Physics, Inc. in October 2007. Our intangible assets also consist of customer relationships and acquired workforce we purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. Our customer relationship and workforce intangible assets we purchased from Network Physics, Inc. are amortized on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. We use the projected discounted cash flow method in valuing our acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset associated with the purchase of specified assets of Network Physics, Inc. was valued on a replacement cost basis. While we believe the assumptions used to value our acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology and purchased intangible assets for reasonableness in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If changes in our assumptions at the time of future periodic reviews indicate that the carrying value of our acquired technology and purchased intangible assets exceeds their fair value and we determine that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2008 and 2007, intangible assets totaled $8,633 and $899, net of accumulated amortization of $5,302 and $3,648, respectively. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review no later than our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. We performed our annual impairment test of goodwill as of March 31, 2008 and 2007 and concluded that there was no goodwill impairment. As of March 31, 2008 and 2007, goodwill was $14,639. No impairment losses have been recorded to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2008, 2007 or 2006.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Revenue:
New software licenses	38.3%	45.4%	42.0%
Software license updates, technical support and services	34.3	29.5	31.8
Professional services	27.4	25.1	26.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
New software licenses	1.0	0.7	0.9
Software license updates, technical support, and services	4.4	3.4	3.4
Professional services	18.9	16.7	18.0
Amortization of acquired technology	1.5	0.8	1.1

Total cost of revenue	25.8	21.6	23.4

Gross profit	74.2	78.4	76.6

Operating expenses:
Research and development	27.1	22.8	24.6
Sales and marketing	38.9	35.8	34.5
General and administrative	11.6	11.6	17.5

Total operating expenses	77.6	70.2	76.6

(Loss) income from operations	(3.4)	8.2	(0.0)
Interest and other income, net	3.5	4.0	3.5

Income before (benefit) provision for income taxes	0.1	12.2	3.5
(Benefit) provision for income taxes	(0.4)	3.8	0.7

Net income	0.5%	8.4%	2.8%

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Cost of new software licenses	2.7%	1.5%	2.1%
Cost of software license updates, technical support, and services	13.0	11.6	10.9
Cost of professional services	69.1	66.6	68.8

Revenue

New Software License Revenue. New software licenses revenue was $38,838, $43,186, and $31,976, in fiscal 2008, 2007, and 2006, respectively, representing a decrease of 10.1% in fiscal 2008 from fiscal 2007 and an increase of 35.1% in fiscal 2007 from fiscal 2006. For fiscal 2008, the decrease in license revenue was primarily due to a decrease in sales to United States and international government customers, partially offset by an increase in sales to corporate enterprise customers. For fiscal 2007, the increase in license revenue as compared to fiscal 2006 was largely due to an increase in sales to corporate enterprises and United States government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $34,787, $28,062, and $24,226 in fiscal 2008, 2007, and 2006, respectively, representing increases of 24.0% in fiscal 2008 from fiscal 2007 and 15.8% in fiscal 2007 from fiscal 2006. Software license updates, technical support and services revenue growth rates are partially affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue in fiscal 2008 and fiscal 2007 primarily reflected increases in the overall customer installed base as compared to the prior fiscal year.

Professional Services Revenue. The components of professional services revenue for fiscal 2008, fiscal 2007, and fiscal 2006 were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(in thousands)
Consulting services	$27,099	$22,399	$18,639
Training and other revenue	622	1,483	1,274

Professional services	$27,721	$23,882	$19,913

Professional services revenue was $27,721, $23,882, and $19,913 in fiscal 2008, 2007 and 2006, respectively, representing increases of 16.1% in fiscal 2008 from fiscal 2007 and of 19.9% in fiscal 2007 from fiscal 2006. Consulting services revenue accounted for 97.8%, 93.8%, and 93.6% of professional services revenue for fiscal 2008, 2007, and 2006, respectively. The increases in professional services revenue were largely due to growing demand for our consulting services by United States government customers, and to a lesser extent, corporate enterprise customers. Revenue from consulting services provided to United States government customers for fiscal 2008, 2007 and 2006 were $18,644, $15,845, and $13,868, respectively, representing increases of 17.7% in fiscal 2008 from fiscal 2007 and 14.3% in fiscal 2007 from fiscal 2006. Training and other revenue was $622, $1,483 and $1,274 in fiscal 2008, 2007 and 2006, respectively. The decrease in training revenue in fiscal 2008 as compared to fiscal 2007 and fiscal 2006 was the result of offering training to maintained customers on a when-and-if available basis beginning January 1, 2007.

In January 2003, we were awarded a consulting contract with the United States Department of Defense. In February 2006, we were awarded the contract option for calendar year 2006 in the amount of $2,899. The option contributed approximately $2,329 and $596 of consulting revenue for fiscal 2007 and 2006, respectively. In February 2007, we were awarded the last contract option for calendar year 2007 in the amount of $2,119. As of December 31, 2007 we received additional awards of $2,905 associated with the last contract option. The option for calendar year 2007 and associated additional awards of $2,905 received as of March 31, 2008 contributed approximately $1,730 and $167 of consulting revenue for fiscal 2008 and 2007, respectively. This contract expired at the end of calendar 2007 and there are no remaining extensions on the contract. Accordingly, we do not expect to receive meaningful additional revenue from this contract.

International Revenue. Our international revenue increased 2.2% to $20,506, or 20.2% of total revenue in fiscal 2008 from $20,059, or 21.1% of total revenue, for fiscal 2007. Our international revenue increased 21.3% during fiscal 2007 from $16,541, or 21.7% of total revenue, for fiscal 2006. The increase in international revenue in fiscal 2008 and fiscal 2007 was primarily the result of an increase in sales to corporate enterprise customers. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international sales to corporate enterprises. International revenue from corporate enterprises comprised the largest portion of international revenue for fiscal 2008. During fiscal 2008, 2007, and 2006, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries. During fiscal 2008, we further expanded our operations outside the United States through a wholly owned subsidiary in Singapore.

Cost of Revenue

Cost of new software license revenue consists primarily of the cost of hardware associated with our ACE Live software products and royalties, and to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and on software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services.

Cost of New Software License Revenue. Cost of software license revenue was $1,035, $638, and $657 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Gross margin on software license revenue was 97.3%, 98.5%, and 98.0% for fiscal 2008, 2007 and 2006, respectively. The increase in costs and the decrease in gross margin for fiscal 2008 as compared to fiscal 2007 was primarily the result of $383 in hardware costs associated with our ACE Live software product. Our ACE Live software products were released during the three months ended December 31, 2007. Accordingly, the cost of hardware associated with our ACE Live software products has not previously been recorded as a cost of new software license revenue. The decrease in costs and increase in gross margin for fiscal 2007 as compared to fiscal 2006 was primarily related to the decrease in the proportion of licenses we sold that required us to make royalty payments in fiscal 2007 as compared to fiscal 2006.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $4,514, $3,264, and $2,637 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Gross margin on software license updates, technical support, and services revenue was 87.0%, 88.4%, and 89.1% for fiscal 2008, 2007 and 2006, respectively. The cost of software license updates, technical support and services revenue is primarily affected by the cost of labor associated with providing technical support and related services to customers with technical support contracts, and to a lesser extent, royalty payments required for some of our license update sales. The increase in costs and the decrease in gross margin for fiscal year 2008 as compared to 2007 was largely related to a $693 increase in costs necessary to provide training to customers with maintenance contracts and a $331 increase in personnel costs necessary to provide technical support. The increase in costs and the decrease in gross margin for fiscal year 2007 as compared to fiscal 2006 was primarily related to a $248 increase in costs necessary to provide training to maintained customers and a $331 increase in personnel costs necessary to provide technical support. Costs necessary to provide training to maintained customers did not affect fiscal 2006, as we did not begin offering training to customers with maintenance contracts on a when-and-if available basis until January 1, 2007. Stock-based compensation expense included in cost of software license updates, technical support and services was $21 and $16 for fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation expense for fiscal 2006.

Cost of Professional Services Revenue. Cost of professional services revenue was $19,154, $15,904, and $13,705 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Gross margin on professional services revenue decreased to 30.9% for fiscal 2008 from 33.4% for fiscal 2007. Gross margin on professional services revenue increased to 33.4% for fiscal 2007 from 31.2% for fiscal 2006. The increase in cost of professional services in fiscal 2008 from fiscal 2007 and in fiscal 2007 from fiscal 2006 were primarily due to an increase in our consulting staff necessary to meet demand for our services. We had 126, 111, and 96 consulting employees at the end of fiscal 2008, 2007, and 2006, respectively. The decrease in gross margin in fiscal 2008 from fiscal 2007 was primarily due to lower effective billing rates for consulting projects during fiscal 2008 as compared to fiscal 2007. The increase in gross margin in fiscal 2007 from fiscal 2006 was primarily due to higher effective billing rates for consulting projects during fiscal 2007 as compared to fiscal 2006. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements and, to a lesser extent, costs necessary to recruit and train new consulting staff. Stock-based compensation expense included in cost of professional services was $148 and $175 for fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation expense for fiscal 2006.

Operating Expenses

Research and Development. Research and development expenses were $27,471, $21,688, and $18,643 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, representing increases of 26.7% in fiscal 2008 from fiscal 2007 and 16.3% in fiscal 2007 from fiscal 2006. The increase in fiscal 2008 from fiscal 2007 and the increase in fiscal 2007 from fiscal 2006 were primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. We do not capitalize research and development costs since we release our products to the public at the same time that technological feasibility is reached. We had 185, 161, and 150 research and development employees at the end of fiscal 2008, 2007, and 2006, respectively. Stock-based compensation expense included in research and development was $568 and $533 for fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation expense for fiscal 2006.

Sales and Marketing. Sales and marketing expenses were $39,357, $34,133, and $26,300 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The 15.3% increase in fiscal 2008 from fiscal 2007 was due to an increase in personnel costs and commission expense of $3,428, travel costs of $537, facility costs of $506 and conference costs of $428. Our sales and marketing personnel increased 19.1% to 168 in fiscal 2008 from 141 in fiscal 2007. The 29.8% increase in fiscal 2007 from fiscal 2006 was due to an increase in commission expense and personnel costs of $5,375 related to sales growth and personnel growth, an increase in conference costs of $1,009, an increase in professional services costs of $496 and an increase in advertising of $322. Our sales and marketing personnel increased 10.2% to 141 in fiscal 2007 from 128 in fiscal 2006. The increases in fiscal 2008 from fiscal 2007 and in fiscal 2007 from fiscal 2006 were the result of efforts to pursue our growth strategies. Stock-based compensation expense included in sales and marketing was $374 and $329 for fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation expense for fiscal 2006.

General and Administrative. General and administrative expenses were $11,747, $10,994, and $13,375 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The 6.8% increase in fiscal 2008 from fiscal 2007 was largely due to an increase in professional services costs. The increase in professional services during fiscal 2008 was largely due to $720 in fees related to the acquisition of specified assets of Network Physics. The 17.8% decrease in fiscal 2007 from fiscal 2006 was primarily due to a decrease in professional services during fiscal 2007. The decrease in professional services costs in fiscal 2007 was primarily the result of incurring legal expenses of $3,851 during fiscal 2006 related to the lawsuit filed by Compuware Corporation in September of 2004. No significant legal expenses related to the lawsuit filed by Compuware Corporation were incurred during fiscal 2007, as the lawsuit was settled in April 2006. The decrease in professional services costs during fiscal 2007 was partially offset by a $1,234 increase in personnel costs necessary to support our growth strategies. Stock-based compensation expense included in general and administrative was $428 and $409 for fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation expense for fiscal 2006.

Interest and Other Income, net. Interest and other income, net was $3,579, $3,834, and $2,680 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The increases in fiscal 2008 and fiscal 2007 were primarily due to increases in interest income earned on our cash and cash equivalents and marketable securities resulting from increases in the aggregate balances of cash, cash equivalents, and marketable securities together with increases in interest rates.

Provision for Income Taxes. Our effective tax rates were negative 231%, positive 32%, and positive 19% for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The decrease in our effective tax rate in fiscal 2008 from fiscal 2007 was primarily the result of a decrease in book income and an increase in permanent book to tax differences such as tax exempt interest income. The increase in our effective tax rate in fiscal 2007 from fiscal 2006 was primarily the result of the reduced benefit of research and development tax credits and adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing our fiscal 2006 tax return in December of fiscal 2007. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, tax-exempt interest income, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures. Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. In August 2000, we completed our initial public offering in which we raised approximately $54,114, net of underwriting discounts and offering expenses payable by us. As of March 31, 2008 and 2007, we had cash, cash equivalents, short-term and long-term marketable securities totaling $85,829 and $91,381, respectively. Prior to March 31, 2008, our long-term marketable securities of $6,968 were classified as short-term marketable securities. Our long-term marketable securities were comprised of highly rated auction rate securities with maturities in excess of one year. The majority of these auction rate securities were collateralized by United States government-backed obligations. During the three months ended March 31, 2008, the auction rate securities became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions for auction rate securities began to fail. As a result of the failed auctions, we classified $6,968 of our auction rate securities as long-term marketable securities, and we determined that the auction rate securities were temporarily impaired and recorded a temporary impairment charge in other comprehensive income in our consolidated balance Sheet of $381 at March 31, 2008.

Cash provided by operating activities was $12,900, $6,201, and $8,705 for fiscal 2008, 2007 and 2006, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from the exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2008 from fiscal 2007 was primarily attributable to an increase in cash resulting from an increase in depreciation and amortization expense, deferred revenue and accounts payable and accrued expenses, which was partially offset by an decrease in cash resulting from a decrease in net income and an increase in prepaid expenses. The decrease in cash provided by operating activities in fiscal 2007 from fiscal 2006 was primarily attributable to a decrease in cash resulting from an increase in accounts receivable, which was partially offset by an increase in cash resulting from an increase in net income and deferred revenue.

Net cash provided by investing activities was $27,254 in fiscal 2008. Net cash used in financing activities was $41,377 in fiscal 2007. Net cash provided by investing activities was $22,667 in fiscal 2006. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business combinations and technology acquisitions. For fiscal 2008, we used funds of $10,005 to purchase specified assets from Network Physics, funds of $114,799 to purchase short-term and long-term marketable securities, and funds of $4,557 to purchase property and equipment. We received proceeds of $156,615 from the sale or maturity of short-term marketable securities for fiscal 2008. For fiscal 2007, funds were used to purchase short-term marketable securities of $109,637, purchase property and equipment of $3,529 and purchase intangible assets of $366. Proceeds from the sale or maturity of short-term marketable securities were $72,155 for fiscal 2007. For fiscal 2008, 2007 and 2006, a majority of our capital expenditures were for information technology and software purchases.

Cash used in financing activities was $3,630 for fiscal 2008. Cash provided by financing activities was $2,452 for fiscal 2007. Cash used in financing activities was $2,514 in fiscal 2006. We used cash of $5,013 to acquire 522 shares of treasury stock during fiscal 2008. We used cash of $1,521 to acquire 104 shares of treasury stock during fiscal 2007. Cash provided by financing activities for 2008 reflects the proceeds received from the exercise of stock options of $365 and proceeds from the sale of common stock under our 2000 Employee Stock Purchase Plan of $989. Cash provided by financing activities for 2007 reflects the proceeds received from the exercise of stock options of $2,987 and proceeds from the sale of common stock under our 2000 Employee Stock Purchase Plan of $753. Prior to the adoption of SFAS 123R, we reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as an increase in cash flow from financing activities. For fiscal 2008 and fiscal 2007, excess tax benefits from the exercise of stock options were $29 and $383, respectively.

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our FIN No. 48 liability for unrecognized tax benefits is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our FIN No. 48 Liability at March 31, 2008, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations and FIN No. 48 Liability	Total	FY09	FY10 – FY11	FY12 – FY13	After FY13
(in thousands)
Facilities Operating Lease Obligations	$29,964	$5,079	$9,943	$4,138	$10,804
Other Operating Lease Obligations	346	163	183	—	—
FIN No. 48 Liability	838	235	524	79	—

Total	$31,148	$5,477	$10,650	$4,217	$10,804

See Notes 9 and 10 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2008, we had no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permits the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. We used the facility to issue an irrevocable letter of credit for approximately $2,122 to satisfy the security deposit requirements for our corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to us, the landlord had the right to draw upon the letter of credit in whole or in part. Interest under this facility is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by our accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. We were in compliance with all affirmative and negative covenants as of March 31, 2008. Effective June 10, 2007, the credit facility was renewed for $2,000 and is due to expire on June 30, 2008. As of March 31, 2007, we had available borrowings of $249 under the credit facility. We plan to renew the credit facility in fiscal 2009.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan and growth strategies. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board on February 4, 2008.

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures at least through fiscal 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We have not yet determined the impact that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141 (R) which replaces SFAS No. 141 requires that the acquisition method of accounting, which SFAS No. 141 called the “purchase method”, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (R ) also establishes principles and requirements for how the acquirer: recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We have not yet determined the impact that the implementation of SFAS No. 141 (R) will have on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(dollars in thousands)

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

At March 31, 2008, we had $71,410 in cash and cash equivalents and $14,419 in short-term and long-term marketable securities. Prior to March 31, 2008, the long-term marketable securities were classified as short-term marketable securities. The long-term marketable securities consisted of highly rated auction rate securities with maturities in excess of one year. The majority of these auction rate securities were collateralized by United States government-backed student loans and were rated AAA at March 31, 2008. During the three months ended March 31, 2008, the auction rate securities became subject to adverse market conditions, and the liquidity typically associated with the financial markets for such instruments became restricted as auctions began to fail. As a result of the failed auctions, we determined that the auction rate securities were temporarily impaired and recorded a $381 impairment charge at March 31, 2008. Based on our cash, cash equivalents, and marketable securities as of March 31, 2008, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $866.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2008. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

OPNET Technologies, Inc.

June 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the internal control over financial reporting of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained effective internal control over financial reporting as of March 31, 2008, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008, of the Company and our report dated June 9, 2008, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the change in method of accounting in fiscal year 2008 for uncertain tax positions to conform to Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and the change in method of accounting in fiscal year 2007 for share-based payments to conform to FASB Statement No. 123 (revised 2004), Share-Based Payment.

McLean, Virginia

June 9, 2008

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference. The information in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the sections entitled "Summary Compensation Table," "Compensation of Directors," “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June 2008.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 9th day of June 2008.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

President, Chief Technology Officer and Director
Alain J. Cohen

/s/ MEL F. WESLEY Mel F. Wesley	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN, PHD Steven G. Finn, PhD	Director

Ronald W. Kaiser	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee and Stockholders of

OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2008, the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty In Income Taxes, and in fiscal year 2007, the Company changed its method of accounting for share-based payments to conform to FASB Statement No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McLean, Virginia

June 9, 2008

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$71,410	$34,766
Marketable securities	7,451	56,615
Accounts receivable, net of $154 and $133 in allowance for doubtful accounts at March 31, 2008 and 2007, respectively	20,780	21,604
Unbilled accounts receivable	5,366	3,696
Inventory	319	—
Prepaid expenses and other current assets	3,627	4,366

Total current assets	108,953	121,047

Marketable securities	6,968	—
Property and equipment, net	10,884	8,745
Intangible assets, net	8,633	899
Goodwill	14,639	14,639
Deferred income taxes and other assets	3,461	2,328

Total assets	$153,538	$147,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$489	$276
Accrued liabilities	8,555	8,321
Deferred and accrued income taxes	658	458
Deferred rent	326	210
Deferred revenue	28,722	22,414

Total current liabilities	38,750	31,679
Accrued liabilities	59	259
Deferred rent	1,762	1,956
Deferred revenue	1,772	893
Other income tax	550	—

Total liabilities	42,893	34,787

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock—par value $0.001; 100,000 shares authorized; 27,576 and 27,289 shares issued at March 31, 2008 and 2007, respectively; 20,407 and 20,641 shares outstanding at March 31, 2008 and 2007, respectively	28	27
Additional paid-in capital	89,878	86,881
Retained earnings	34,838	34,815
Accumulated other comprehensive income	160	394
Treasury stock—7,169 and 6,647 shares at March 31, 2008 and 2007, respectively, at cost	(14,259)	(9,246)

Total stockholders’ equity	110,645	112,871

Total liabilities and stockholders’ equity	$153,538	$147,658

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2008	2007	2006
Revenues:
New software licenses	$38,838	$43,186	$31,976
Software license updates, technical support and services	34,787	28,062	24,226
Professional services	27,721	23,882	19,913

Total revenues	101,346	95,130	76,115

Cost of revenues:
New software licenses	1,035	638	657
Software license updates, technical support and services	4,514	3,264	2,637
Professional services	19,154	15,904	13,705
Amortization of acquired technology	1,486	723	832

Total cost of revenues	26,189	20,529	17,831

Gross profit	75,157	74,601	58,284

Operating expenses:
Research and development	27,471	21,688	18,643
Sales and marketing	39,357	34,133	26,300
General and administrative	11,747	10,994	13,375

Total operating expenses	78,575	66,815	58,318

(Loss) income from operations	(3,418)	7,786	(34)
Interest and other income, net	3,579	3,834	2,680

Income before (benefit) provision for income taxes	161	11,620	2,646
(Benefit) provision for income taxes	(372)	3,655	509

Net income	$533	$7,965	$2,137

Basic net income per common share	$0.03	$0.39	$0.10

Diluted net income per common share	$0.03	$0.38	$0.10

Basic weighted average common shares outstanding	20,342	20,358	20,374

Diluted weighted average common shares outstanding	20,621	21,206	20,604

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2005	26,443	20,309	$26	$79,406	6,134	$(4,100)	$24,713	$(80)	$99,965
Net income							2,137		2,137
Foreign currency translation								(315)	(315)
Unrealized gain on marketable securities								50	50

Total comprehensive income									1,872
Issuance of common stock:
Exercise of options	179	179		612					612
Employee stock purchase plan	73	73	1	497					498
Tax benefit from exercise of stock options				49					49
Restricted stock issuance	43	43		408					408
Purchase of treasury shares		(409)			409	(3,625)			(3,625)
Deferred compensation				(408)					(408)
Amortization of deferred compensation				27					27

Balance, March 31, 2006	26,738	20,194	27	80,591	6,543	(7,725)	26,850	(345)	99,398
Net income							7,965		7,965
Foreign currency translation								758	758
Unrealized loss on marketable securities								(19)	(19)

Total comprehensive income									8,704
Issuance of common stock:
Exercise of options	381	381		2,987					2,987
Employee stock purchase plan	85	85		753					753
Tax benefit from exercise of stock options				1,088					1,088
Restricted stock issuance	85	85		—					—
Purchase of treasury shares		(104)			104	(1,521)			(1,521)
Stock based compensation expense				1,462					1,462

Balance, March 31, 2007	27,289	20,641	27	86,881	6,647	(9,246)	34,815	394	112,871
Net income							533		533
Foreign currency translation								147	147
Unrealized loss on marketable securities								(381)	(381)

Total comprehensive income									299
Adoption of FIN48—cumulative effect							(510)		(510)
Exercise of options	60	60		365					365
Employee stock purchase plan	121	121	1	988					989
Tax benefit from exercise of stock options				105					105
Restricted stock issuance	107	107
Purchase of treasury shares		(522)			522	(5,013)			(5,013)
Stock based compensation expense				1,539					1,539

Balance, March 31, 2008	27,576	20,407	$28	$89,878	7,169	$(14,259)	$34,838	$160	$110,645

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$533	$7,965	$2,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,018	2,348	2,422
Loss on disposition of fixed assets	11	12	5
Provision for losses on accounts receivable	96	25	27
Deferred income taxes	(882)	50	(275)
Non-cash stock-based compensation expense	1,539	1,462	27
Changes in assets and liabilities:
Accounts receivable	(942)	(9,944)	413
Inventory	(116)	—	—
Prepaid expenses and other current assets	1,315	(2,151)	1,484
Other assets	(49)	38	(34)
Accounts payable	213	(743)	191
Accrued liabilities	466	(762)	1,665
Accrued income taxes	(382)	512	(118)
Deferred revenue	7,187	6,728	697
Deferred rent	(78)	1,044	15
Excess tax benefit from exercise of stock options	(29)	(383)	49

Net cash provided by operating activities	12,900	6,201	8,705

Cash flows from investing activities:
Acquisition of specified assets from Network Physics	(10,005)	—	—
Acquired technology	—	(366)	(793)
Purchase of property and equipment	(4,557)	(3,529)	(1,452)
Purchase of investments	(114,799)	(109,637)	(31,940)
Proceeds from sale/maturity of investments	156,615	72,155	56,852

Net cash provided by (used in) investing activities	27,254	(41,377)	22,667

Cash flows from financing activities:
Acquisition of treasury stock	(5,013)	(1,521)	(3,625)
Payment of note payable	—	(150)	—
Excess tax benefit from exercise of stock options	29	383	—
Proceeds from exercise of common stock options	365	2,987	613
Issuance of common stock under employee stock purchase plan	989	753	498

Net cash (used in) provided by financing activities	(3,630)	2,452	(2,514)

Effect of exchange rate changes on cash and cash equivalents	120	780	(319)

Net increase (decrease) in cash and cash equivalents	36,644	(31,944)	28,539
Cash and cash equivalents, beginning of year	34,766	66,710	38,171

Cash and cash equivalents, end of year	$71,410	$34,766	$66,710

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of software products and related services for managing networks and applications. The Company’s software products address application performance management, network operations, capacity management and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Sydney, Australia; and Singapore; wholly-controlled subsidiary in Ghent, Belgium; third-party distributors; and value-added resellers. The wholly-owned subsidiary in Singapore was registered in August 2007. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

Principles of Consolidation. The consolidated financial statements include the results of OPNET Technologies, Inc., its wholly-owned subsidiaries: OPNET Technologies SAS; OPNET Technologies Limited; OPNET Technologies, Pty. Ltd.; OPNET Analysis, Inc.; OPNET Technologies, GmbH; and OPNET Technologies Asia, Pte. Ltd., and its wholly-controlled subsidiary OPNET Technologies, BVBA. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates, judgments and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, research and development tax credit, software development costs, valuation of acquired intangible assets, valuation of auction rate securities, or ARS, valuation of stock based compensation, and loss contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents. Cash and cash equivalents consist of deposits in banks and all highly liquid investments with maturities of three months or less when purchased.

Marketable Securities. The Company has determined that all of its investments in marketable securities are marketable securities to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest income” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest income” line item on the consolidated statements of operations.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

As of March 31, 2008, the Company held ARS totaling $8,800 at par value, which are classified as available for sale securities and short-term and long-term marketable securities on the Company’s consolidated balance sheet. Contractual maturities for these ARS extend through November 2047 with an interest rate reset date approximately every 28 days. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA at March 31, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent successful auctions that reset the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced failed auctions. While the Company continues to earn and receive interest on these marketable securities at the maximum contractual rate, we determined that the estimated fair value of these ARS no longer approximate par value.

Since there is little or no active market data for the Company’s ARS, the Company developed its own assumptions to determine the fair value of the securities. The Company assumed that the fair value is an exit price, representing the amount that would be received if it sold the ARS in an orderly transaction between market participants. The Company prepared its fair value analysis to determine the exit price by focusing on the structure of each ARS, the collateral underlying each ARS, the cash flow characteristics, and the current trading environment of such securities. The Company also considered the valuation prepared for it by a third-party consulting firm. With regard to the structure of each ARS, the Company charted the cash flows pertaining to the ARS and modeled the net present value. While the Company believes that the estimates it used are reasonable, should any of these factors change, its estimate may also change, which could affect the valuation of the ARS. In addition, the Company performed extensive research on the collateral underlying the ARS and the trading environment for such financial products. It is the Company’s view that a number of factors have contributed to the recent market disruption: real and perceived decline in value of collateralized assets and other financial instruments; increased defaults on home mortgages and bankruptcies; tightening of credit among lenders; increasing commodity prices and the weakening of the United States dollar; and fears of a United States recession. Based on its analysis and the Company’s belief that the ARS are of high credit quality, the Company determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. The Company currently intends, and believes it has the ability, to hold the ARS for a period of time sufficient to allow for a recovery in the market. Accordingly, the Company believes that the impairment is temporary. The Company recorded the temporary impairment charge to other comprehensive income on its consolidated balance sheet. The Company also classified $6,968 of the ARS as long-term marketable securities on its consolidated balance sheet as of March 31, 2008.

Supplemental Cash Flow Information.

	Year ended March 31,
	2008	2007	2006
Cash paid during the fiscal year for:
Income taxes	$768	$3,415	$53
Non-cash financing and investing activities:
Unrealized (loss) gain on marketable securities	(381)	(19)	50
Restricted stock issued	1,022	1,152	408
Accrued liability for the purchase of property and equipment	218	852	19

Advertising Expense. Advertising expenses are expensed when incurred. Advertising expense for fiscal 2008, fiscal 2007, and fiscal 2006 was $542, $686, and $367, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

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

Fair Value of Financial Instruments. The fair value of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximates their respective carrying amounts. See Marketable Securities above for a discussion of how the Company determines fair value for its ARS.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2008, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intangible assets consist of acquired technology related to its acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology the Company purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006, and Network Physics, Inc. in October 2007. The Company’s intangible assets also consist of customer relationships and acquired workforce assets it purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. The Company’s customer relationship and workforce assets it purchased from Network Physics, Inc. are amortized on an accelerated depreciation basis over their expected useful lives of four and one-half years and five years, respectively. The Company uses the projected discounted cash flow method in valuing its acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. The Company uses the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

workforce asset associated with the purchase of specified assets of Network Physics, Inc. was valued on a replacement cost basis. While the Company believes the assumptions used to value its acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. The Company will periodically review the value of acquired technology and purchased intangible assets for reasonableness in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If changes in the Company’s assumptions at the time of future periodic reviews indicate that the carrying value of its acquired technology and purchased intangible assets exceeds their fair value and it determines that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2008 and 2007, intangible assets totaled $8,633 and $899, net of accumulated amortization of $5,302 and $3,648, respectively. There has been no impairment as of March 31, 2008 or 2007.

Goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2008 and 2007 and concluded that there was no goodwill impairment.

Valuation of Long-Lived Assets. In accordance with SFAS No. 144 the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2008 or 2007.

Revenue Recognition. The Company derives revenue from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, which include software license update, certain training provided and offered on a when-and-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. The Company recognizes revenue based on the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

New Software License Revenue

New software license revenue represents all fees earned from granting customers licenses to use the Company’s software, and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. The Company’s new software license revenue consists of perpetual and term license sales of software products. For the twelve months ended March 31, 2008, perpetual licenses represented approximately 97% of software license revenue. New software license revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the software license fee is fixed or determinable, and (iv) collectibility is probable. The Company defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is the Company’s customary practice to have a written software license agreement, which is signed by both the end user and the Company, and a purchase order or equivalent. A written contract can be executed

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with the Company, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which the Company collectively referred to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and the Company, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, the Company’s master reseller agreement requires that the reseller provide to the Company copies of the end user’s purchase order and executed copies of the end user’s software master license agreements.

•

Delivery has occurred. Physical delivery of the Company’s software products to end users or resellers, which are collectively referred to as customers, is generally considered to have occurred upon the transfer of media containing the Company’s software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software products may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

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

March 31, 2008, 2007 and 2006

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

Software License Update, Technical Support, and Services Revenue

Software license updates, technical support and services revenue represents fees associated with the sale of license updates, training, and technical support, all provided on a when-and-if-available basis (except for technical support) under the Company’s maintenance agreement. Payments for software license updates, technical support and services on initial order or on renewal are generally made in advance and are nonrefundable. License updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software license purchase. License updates, technical support and services may be renewed upon expiration of the term. Customers can purchase license updates separately from technical support and services. Revenue from license updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include new software licenses, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to the Company vendor-specific objective evidence of fair value, or VSOE. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually software licenses, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately.

If the Company is unable to establish VSOE for an undelivered postcontract customer support, or PCS, element, for example, in a two-year term license where the license term and PCS are coterminous and no PCS renewal period exists, all revenue is recognized ratably over the contract period. For income statement classification purposes, the Company’s allocation methodology is based on VSOE of fair value for its professional services which is determined by the price charged when sold separately, and the contractually stated renewal rates for its PCS, generally 18% to 21% of the license fee paid, on perpetual licenses. The Company uses the residual method to allocate any remaining arrangement fee to new software license revenue.

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When the Company enters into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, the Company has developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under SOP 97-2, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on the Company’s VSOE of fair value and the residual amount is allocated to new software license revenue.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

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

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenues.

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

Income Taxes. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, research and development tax credits, and foreign tax credits.

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. As a result of the implementation, the Company recognized a $653 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $510. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2008, the gross unrecognized benefit was $838, $808 of which would favorably affect the effective income tax rate in future periods.

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

March 31, 2008, 2007 and 2006

Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

Stock-Based Compensation. Beginning in fiscal 2007, the Company accounts for stock-based compensation given to employees in accordance with Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS No. 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and supersedes Accounting Principles Board, or APB Opinion No. 25. SFAS No. 123R requires all share-based payments and nonvested shares (restricted stock) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006. In addition, the Company also recognized compensation expense related to any awards that were not fully vested as of the effective date.

Prior to fiscal 2007, the Company accounted for stock-based compensation given to employees using the intrinsic value method in accordance with APB Opinion No. 25, and accordingly, recognized compensation expense for fixed stock option grants when the exercise price was less than the quoted market price of the shares on the date of the grant. SFAS No. 123 permitted the use of either a fair-value based method or the intrinsic value method provided in APB No. 25 to account for employee stock-based compensation arrangements. Companies that elected to use the intrinsic value method provided in APB No. 25 were required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value method. We have provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123, as amended, had been applied in measuring compensation expense for fiscal 2006.

The following table illustrates the effect on net income and related net income per share for fiscal 2006 had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123, as amended:

2006
Net income	$2,137
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,728)

Pro forma net income	$424

Basic net income per common share:
As reported	$0.10
Pro forma	$0.02
Diluted net income per common share:
As reported	$0.10
Pro forma	$0.02

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company has not yet determined the impact that the implementation of SFAS No. 159 will have on its results of operations or financial condition.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141 (R) which replaces SFAS No. 141 requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (R ) also establishes principles and requirements for how the acquirer: recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact that the implementation of SFAS No. 141 (R) will have on its results of operations or financial condition.

2. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,540 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2008, 2007, or 2006. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over four years from the date of the grant. Restricted stock granted to non-employees under this plan generally vests over six months from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

The Company’s 1993 Incentive Stock Option Plan, or 1993 Plan, provides for the granting of incentive stock options to purchase up to 3,000 shares of common stock of the Company. Options are granted for terms of

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

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

The Company’s 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 450 shares of its common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends in January and July of each year. The expense is calculated based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and that expense is recognized on a straight-line basis over the plan period.

On April 1, 2006, the Company adopted SFAS 123R, which revised SFAS 123 using the modified prospective method. Prior to fiscal year 2007 and the adoption of SFAS 123R, the Company followed the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion, or APB, No. 25.

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

Prior to the adoption of SFAS 123R, the Company reported tax benefits from the exercise of stock options as an operating cash flow in the consolidated statement of cash flows. In the period beginning April 1, 2006, excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2008, 2007, and 2006, excess tax benefits from the exercise of stock options were $29, $383 and $49, respectively.

A summary of the total stock-based compensation expense for fiscal 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(in thousands)
Stock options	$482	$979	$12
Restricted stock	611	253	15
ESPP	446	230	—

Total stock-based compensation	$1,539	$1,462	$27

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

A summary of the total nonvested stock-based deferred compensation at March 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Restricted stock	$1,699	$1,278
Stock options	162	644
ESPP	139	111

Total nonvested stock-based compensation	$2,000	$2,033

The cost of the nonvested restricted stock, stock options, and ESPP at March 31, 2008 are expected to be recognized over a weighted average period of 1.3 years, 3 months and 4 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for fiscal 2008, 2007, and 2006 is as follows:

	2008
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,841	$10.73	—	$1,405	$7.51
Granted	—	—	—	—	—
Exercised	(60)	6.08	—	256	4.23
Forfeited or expired	(61)	12.37	—	—	8.65

Outstanding at end of period	2,720	10.79	3.92	1,256	7.56

Exercisable at end of period	2,643	10.85	3.85	1,256	7.61

Nonvested at end of period	77	9.01	6.35	—	6.01

Nonvested options expected to be exercised	73	9.01	6.60	4	6.01

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

	2007
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,233	$10.37	—	$11,362	$7.31
Granted	30	13.25	—	8	3.90
Exercised	(381)	7.84	—	2,406	5.53
Forfeited or expired	(41)	10.78	—	113	7.30

Outstanding at end of period	2,841	10.73	4.91	9,092	7.51

Exercisable at end of period	2,650	10.80	4.71	8,356	7.65

Nonvested at end of period	191	9.67	7.68	735	5.68

	2006
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,573	$10.10	—	$5,396	$7.13
Granted	30	8.61	—	48	4.31
Exercised	(180)	3.41	—	1,083	2.35
Forfeited or expired	(190)	11.59	—	91	8.06

Outstanding at end of period	3,233	10.37	5.57	4,135	7.31

Exercisable at end of period	2,772	10.78	5.30	3,038	7.66

Nonvested at end of period	461	7.85	7.17	1,097	5.19

During fiscal 2008, 112 stock options vested with a weighted average grant date fair value of $10.20.

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

The Company did not grant any stock options during fiscal 2008. The weighted average assumptions to determine the grant-date fair value for stock options for fiscal 2007 and 2006 are as follows:

	2007	2006
Risk-free interest rate	5.02%	4.01%
Expected dividend yield	0.00%	0.00%
Expected life	2 years	4 years
Volatility factor	43%	61%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

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

During fiscal 2008, 2007 and 2006, respectively, the Company received proceeds of approximately $365, $2,987, and $612 and issued 60, 381, and 179 shares of common stock, pursuant to employee exercises of stock options.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

A summary of the restricted stock grants is as follows:

	2008
	Restricted Stock Grants (in thousands)	Weighted Average Grant Fair Value
Nonvested at beginning of period	127	$12.14
Granted	108	9.86
Vested	(22)	11.16
Forfeited	—	—

Nonvested at end of period	213	11.07

	2007
	Restricted Stock Grants (in thousands)	Weighted Average Grant Fair Value
Nonvested at beginning of period	43	$9.39
Granted	89	13.48
Vested	(1)	13.44
Forfeited	(4)	11.67

Nonvested at end of period	127	12.14

	2006
	Restricted Stock Grants (in thousands)	Weighted Average Grant Fair Value
Nonvested at beginning of period	—	—
Granted	43	$9.39
Vested	—	—
Forfeited	—	—

Nonvested at end of period	43	9.39

Employee Stock Purchase Plan

A total of 121, 85, and 73 shares of the Company’s common stock were issued under the ESPP in fiscal 2008, 2007 and 2006, respectively. The issuance of the common stock resulted in proceeds to the Company of $989, $753, and $497, respectively.

The weighted average assumptions to determine the value for ESPP shares for fiscal 2008 and 2007 are as follows:

	Plan Period Starting February 2008	Plan Period Starting August 2007	Plan Period Starting February 2007	Plan Period Starting August 2006
Risk-free interest rate	2.15%	4.96%	5.16%	5.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	60%	49%	45%	48%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

3. Marketable Securities

Marketable securities as of March 31, 2008 and 2007 consisted of the following:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Municipal securities	$6,000	$—	$—	$6,000
ARS	8,800	—	(381)	8,419

Marketable securities	$14,800	$—	$(381)	$14,419

	March 31, 2007
Corporate bonds and notes	$46,615	$—	$—	$46,615
United States government agencies	10,000	—	—	10,000

Marketable securities	$56,615	$—	$—	$56,615

As of March 31, 2008, the Company held ARS totaling $8,800 at par value, which are classified as available for sale securities and short-term and long-term marketable securities on the Company’s consolidated balance sheet. Contractual maturities for these ARS extend through November 2047 with an interest rate reset date approximately every 28 days. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA at March 31, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced failed auctions. While the Company continues to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value.

Since there is little or no active market data for the Company’s ARS the Company developed its own assumptions to determine the fair value of the securities. The Company assumed that the fair value is an exit price, representing the amount that would be received if it sold the ARS in an orderly transaction between market participants. The Company prepared its fair value analysis to determine the exit price by focusing on the structure of each ARS, the collateral underlying each ARS, the cash flow characteristics, and the current trading environment of such securities. The Company also considered the valuation prepared for it by a third-party valuation firm. With regard to the structure of each ARS, the Company charted the cash flows pertaining to the ARS and modeled the net present value. While the Company believes that the estimates it used are reasonable, should any of these factors change; its estimates may also change, which could affect the valuation of its ARS. In addition, the Company performed extensive research on the collateral underlying the ARS and the trading environment for such financial products. It is the Company’s view that a number of factors have contributed to the recent market disruption: real and perceived decline in value of collateralized assets and other financial instruments; increased defaults on home mortgages and bankruptcies; tightening of credit among lenders; increasing commodity prices and the weakening of the United States dollar, and fears of a United States recession. Based on its analysis and the Company’s belief that the ARS are of high credit quality, the Company determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. The Company believes that the impairment charge is temporary because it has the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market. Accordingly, the

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

temporary impairment was recorded to other comprehensive income on the Company’s consolidated balance sheet. The Company also classified $6,968 of the ARS as long-term marketable securities on its consolidated balance sheet as of March 31, 2008.

4. Acquisition of Specified Assets of Network Physics, Inc.

On October 19, 2007, the Company completed the acquisition of specified assets of Network Physics, Inc. (Network Physics). Pursuant to the asset purchase agreement, the purchase price totaled $10,005 and was paid in cash from the Company’s working capital. The Company accounted for the asset acquisition as the purchase of productive assets and followed the guidance in SFAS 141 to perform the purchase price allocation. The Company expensed $720 in transaction-related professional services costs during fiscal 2008 in connection with the asset acquisition. The Company has conducted a review and analysis of the purchase price. A summary of the assets acquired follows:

	March 31, 2008	Amortization Method	Useful Life
	(in thousands)
Current assets	$45
Property, plant and equipment	572	Straight-line	1-3 years
Acquired technology	7,827	Straight-line	5 years
Customer relationships	724	Double-declining balance	4.5 years
Acquired workforce	837	Double-declining balance	5 years

Total consideration	$10,005

The assets acquired were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company obtained valuation services from an independent company to assist in the Company’s determination of the fair value of acquired intangibles and their remaining useful lives.

The Company’s purchase of specified assets of Network Physics constituted the acquisition of productive assets and not the acquisition of a business under Emerging Issues Task Force, or EITF, 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

5. Intangible Assets

Intangible assets consisted of the following:

	At March 31, 2008	At March 31, 2007
	(in thousands)
Acquired and purchased technology	$12,374	$4,547
Customer relationships	724	—
Acquired workforce	837	—

Total	13,935	4,547
Less: accumulated amortization	(5,302)	(3,648)

Intangible assets, net	$8,633	$899

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

Intangible assets associated with acquired and purchased technology consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology from RadView Software, Ltd. in December 2005, and SQMworks, Inc. in April 2006, and the purchase of technology from Network Physics in October 2007. Intangible assets associated with customer relationships and acquired workforce relate to the purchase of specified assets from Network Physics in October 2007. Acquired and purchased intangible assets resulted in amortization expense for fiscal 2008, 2007 and 2006 of $1,654, $723 and $832, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the consolidated statements of operations. Amortization expense from the acquired workforce asset is included in research and development expenses in the consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $2,440 in the fiscal 2009, $1,850 in fiscal 2010, $1,755 in fiscal 2011, $1,755 in fiscal 2012, and $833 in fiscal 2013.

Goodwill is primarily derived from the Company’s acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during fiscal 2007 or fiscal 2008.

6. Property and Equipment

Property and equipment consisted of the following at March 31, 2008 and 2007:

	2008	2007
Computer equipment	$8,371	$7,866
Leasehold improvements	6,699	4,395
Construction in progress	237	2,320
Purchased software	4,094	2,165
Office furniture and equipment	1,656	1,456

Total	21,057	18,202
Less: accumulated depreciation	(10,173)	(9,457)

Property and equipment, net	$10,884	$8,745

In December 2006, the Company entered into an operating lease in Bethesda, MD to increase the office space of our corporate facilities. At March 31, 2007, the Company had $2,320 in construction in progress associated with the build out of this space. The $237 in construction in progress at March 31, 2008 is primarily attributable to the build out of office space to replace its existing office space in Cary, North Carolina. The Company entered into the new operating lease in April 2007 and moved into the space in May 2008. See Note 9 for more information regarding the Company’s office space.

Depreciation expense for fiscal 2008, 2007, and 2006 was $2,364, $1,625, and $1,590, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2008 and 2007:

	2008	2007
Accrued compensation and bonuses	$4,866	$4,709
Accrued accounting and tax services	970	505
Accrued legal services	11	195
Accrued leasehold improvements	—	724
Other	2,708	2,188

Total	$8,555	$8,321

8. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2008, 2007 and 2005, were as follows:

	2008	2007	2006
Current provision:
Federal	$115	$2,471	$397
State	13	785	98
Foreign	382	349	289

Total current provision	510	3,605	784

Deferred provision (benefit):
Federal	(748)	(28)	(297)
State	(131)	23	(27)
Foreign	(3)	55	49

Total deferred (benefit) provision	(882)	50	(275)

Total (benefit) provision for income taxes	$(372)	$3,655	$509

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

At March 31, 2008 and 2007, respectively, the components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	2008	2007
Deferred tax assets:
Accrued expenses	$1,346	$1,146
Deferred revenue	315	178
In-process research and development	158	178
Deferred rent	777	832
Research and development tax credit carryforward	1,483	1,188
Accelerated book amortization of acquired technology	960	437
Bad debt reserve	59	51
Federal net operating loss carryforward	12,995	13,049
Foreign net operating loss carryforward	73	61
Foreign tax credit carryforward	138	—
Deferred stock based compensation	808	396
Accelerated depreciation	128	124
Other temporary differences	29	49

Gross deferred tax assets	19,269	17,689

Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	5,980	4,400

Deferred tax liabilities:
Tax amortization of goodwill	(1,961)	(1,680)
Tax liabilities related to acquisitions	—	(44)
Tax accounting for unbilled accounts receivable	(988)	(593)

Total deferred tax liabilities	(2,949)	(2,317)

Net deferred tax asset	$3,031	$2,083

SFAS No. 109 “Accounting for Income Taxes,” or SFAS No. 109 requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, the Company has established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. The Company believes that it is more likely than not that the remaining net deferred tax asset of $3,031will be realized, based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

The provision for income taxes for fiscal 2008, 2007 and 2006 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2008	2007	2006
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	(7.0)	4.5	5.8
Nondeductible meals and entertainment	38.0	0.5	2.1
Nondeductible fines and penalties	3.6	0.1	—
Nondeductible stock compensation	93.9	0.1	—
Nondeductible expenses—other	4.3	0.1	0.2
Section 199 deduction	(10.2)	(0.6)	—
Tax credits	(209.3)	(6.2)	(31.5)
Provision to return true-ups (permanent items)	148.9	0.5	(0.6)
Foreign tax expense	(173.6)	—	8.8
Tax exempt income	(234.0)	(1.9)	—
Other	13.0	0.1	1.0
FIN 48	45.2	—	—
Changes to estimates	8.2	0.5	—
Foreign tax rate differential	14.5	(0.2)	(0.5)

Effective tax rate	(230.5)%	31.5%	19.3%

The decrease in the Company’s effective tax rate in fiscal 2008 from fiscal 2007 was primarily the result of a decrease in book income and an increase in permanent book to tax differences such as tax exempt interest income. The increase in the Company’s effective tax rate in fiscal 2007 from fiscal 2006 was primarily the result of the reduced benefit of research and development credits and adjusting projected foreign tax credits and projected research and development tax credits to the actual amount of the credits computed in conjunction with completing and filing its fiscal 2006 tax return in December of fiscal 2007.

At March 31, 2008, the Company had a United States federal research and development tax credit carryforward of approximately $1,483 and net operating loss carryforwards of approximately $38,220, which will expire in the years 2019 through 2024. At March 31, 2008, the Company’s German and Singapore subsidiaries had foreign net operating loss carryforwards of $87 and $259, respectively. Both of the foreign net operating losses can be carried forward indefinitely under local tax legislation.

As part of the Altaworks Corporation acquisition, the Company received a federal net operating loss carryforward of approximately $38,775 and a research and development credit carryforward of approximately $1,188. The related deferred tax assets amount to $14,372. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not that a portion of the assets will not be realized and has placed a valuation allowance of $13,289 against that portion.

At March 31, 2008, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $1,943, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

Effective April 1, 2007, the Company adopted FIN No. 48. As a result of the implementation, the Company recognized a $653 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $510. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2008, the gross unrecognized benefit was $838, $808 of which would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits at April 1, 2007	$810
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(80)
Gross increases—current period tax positions	79
Settlements	—
Lapse of statute of limitations	—
Foreign currency translation adjustment	29

Unrecognized tax benefits at March 31, 2008	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY03 – FY08
Belgium	FY04 – FY08
France	FY04 – FY08
Germany	FY04 – FY08
United Kingdom	FY07 – FY08
United States	FY02 – FY03
United States	FY05 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

The Company’s continuing practice is to recognize interest, if any, related to income tax matters in interest expense in its consolidated statement of operations and penalties as part of general and administrative expense in its consolidated statement of operations. In conjunction with the adoption of FIN 48, the Company recognized $20 and $8 for the payment of interest and penalties, respectively, at April 1, 2007 which is included in accrued interest on the balance sheet. During fiscal 2008, the Company recognized $6 in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions for fiscal 2008 was $30 and $2, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes and lapse of statute of limitations. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $235 in the next twelve months.

9. Commitments and Contingencies

The Company’s corporate office and principal facility is located in Bethesda, Maryland and consists of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $2,122 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements. The lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. The lease provides for one five-year renewal options. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $69 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, the Company leases office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the average consumer price index. Total rent expense under all leases for fiscal 2008, 2007, and 2006 was $4,495, $3,821, and $3,437, respectively. At March 31, 2008, future minimum lease payments required under non-cancelable leases were as follows:

Year ending March 31,
2009	$5,079
2010	5,155
2011	4,788
2012	2,174
2013	1,963
Thereafter	10,804

Total minimum lease payments	$29,963

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

The Company accounts for guarantees in accordance with Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or “Interpretation No. 45”. Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2008, the Company has not recorded any liabilities related to these indemnifications.

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

10. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permits the borrowing of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10,000 in the aggregate. Borrowings under the credit facility are limited to 80% of eligible accounts receivable. The Company used the facility to issue an irrevocable letter of credit for approximately $2,122 to satisfy the security deposit requirements for its corporate office lease. Upon a default, as defined in the corporate office lease agreement, and written notice from the landlord to the Company, the landlord has the right to draw upon the letter of credit in whole or in part. Interest is payable monthly, based on LIBOR plus the applicable margin ranging from 2% to 2.5% as stated in the loan agreement. The credit facility includes a fee in the amount of 0.25% per annum on the unused portion of the credit facility. The credit facility is collateralized by the Company’s accounts receivable. The loan agreement contains customary affirmative and negative covenants including a restriction on the payment of dividends. The Company was in compliance with all affirmative and negative covenants as of March 31, 2008. Effective June 10, 2007, the credit facility was renewed for $2,000 and

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

is due to expire on June 30, 2008. As of March 31, 2008, we had available borrowings of $249 under the credit facility. We plan to renew the credit facility in fiscal 2009.

11. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2008, 2007 and 2006 was $1,259, $1,056, and $890, respectively.

12. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Net Income (Numerator):
Basic and diluted net income	$533	$7,965	$2,137

Shares (Denominator):
Weighted average shares outstanding (basic)	20,342	20,358	20,374
Plus:
Effect of other dilutive securities—options	254	832	229
Effect of other dilutive securities—restricted stock	25	16	1

Weighted average shares outstanding (diluted)	20,621	21,206	20,604

Net income per common share:
Basic	$0.03	$0.39	$0.10
Diluted	$0.03	$0.38	$0.10

The weighted average shares outstanding (diluted) is not impacted during any period where the exercise price of a stock option is greater than the average market price. The Company had options for the purchase of 1,826, 470 and 2,367 common shares that were excluded from the diluted average shares outstanding for the fiscal 2008, 2007, and 2006 respectively, because their effect was anti-dilutive.

13. Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $5,013, $1,521 and $3,625 to purchase 522, 104 and 409 shares during fiscal 2008, 2007 and

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

2006, respectively, at an average price of $9.61, $14.62 and $8.84. Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the year are included in these totals. As of March 31, 2008, the Company had repurchased 1,036 shares of common stock under the stock repurchase program.

14. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2008, 2007, and 2006, net of tax, are as follows:

	2008	2007	2006
Net income	$533	$7,965	$2,137
Foreign currency translation adjustments	147	758	(315)
Net unrealized (losses) gains on marketable securities	(381)	(19)	50

Total comprehensive income	$299	$8,704	$1,872

15. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Operating Officer evaluates the performance of the Company using one industry segment. For the years ended March 31, 2008, 2007 and 2006, revenue from transactions with United States government agencies was approximately 41%, 43%, and 43% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2008, 2007 or 2006. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2008, 2007 and 2006.

Revenue by geographic destination and as a percentage of total revenue for fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Geographic Area by Destination
United States	$80,840	$75,071	$59,574
International	20,506	20,059	16,541

	$101,346	$95,130	$76,115

Geographic Area by Destination
United States	79.8%	78.9%	78.3%
International	20.2	21.1	21.7

	100.0%	100.0%	100.0%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

16. Valuation and Qualifying Accounts

The following table sets forth activity in our valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Other	Deductions (1)	Balance at End of Period
Accounts receivable reserve account:
Year ended March 31, 2008	$133	$96	$—	$(75)	$154
Year ended March 31, 2007	$140	$25	$—	$(32)	$133
Year ended March 31, 2006	$180	$27	$—	$(67)	$140

Deferred tax valuation account:
Year ended March 31, 2008	$13,289	$—	$—	$—	$13,289
Year ended March 31, 2007	$13,289	$—	$—	$—	$13,289
Year ended March 31, 2006	$13,289	$—	$—	$—	$13,289

(1)	Deductions represent write-offs of receivables previously reserved and adjustments to reflect accounts receivable at net realizable value.

17. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2008
Revenue	$23,332	$24,991	$26,017	$27,006
Gross profit	17,474	19,026	19,091	19,566
(Loss) income from operations	(59)	211	(2,346)	(1,224)
Net income (loss)	647	1,301	(1,312)	(103)
Basic net income (loss) per common share	$0.03	$0.06	$(0.06)	$(0.00)
Diluted net income (loss) per common share	$0.03	$0.06	$(0.06)	$(0.00)
Basic weighted average common shares outstanding	20,516	20,409	20,273	20,200
Diluted weighted average common shares outstanding	21,180	20,926	20,273	20,200

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2007
Revenue	$22,632	$23,617	$24,522	$24,359
Gross profit	17,867	18,693	19,358	18,683
Income from operations	1,820	1,796	2,733	1,437
Net income	1,635	1,727	3,024	1,579
Basic net income per common share	$0.08	$0.09	$0.15	$0.07
Diluted net income per common share	$0.08	$0.08	$0.15	$0.07
Basic weighted average common shares outstanding	20,190	20,266	20,365	20,487
Diluted weighted average common shares outstanding	20,664	21,019	21,387	21,337

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, except per share data)

March 31, 2008, 2007 and 2006

18. Interest and Other Income, Net

The components of interest and other income, net for fiscal 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Interest income	$3,646	$3,825	$2,748
Interest expense	(31)	(26)	(56)
Other income	—	38	18
Other expense	(36)	(3)	(30)

Interest and other income, net	$3,579	$3,834	$2,680

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.1	2000 Employee Stock Purchase Plan, as Amended	Incorporated by reference from exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 22, 2006.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Asset Purchase Agreement, dated as of March 20, 2001, by and among the Registrant, Make Systems, Inc. and Metromedia Company	Incorporated by reference from exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2001 filed with the SEC on March 23, 2001 (File No. 000-30931).

10.4	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and Steven G. Finn	Incorporated by reference from exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.5	Stock Purchase and Option Agreement, dated as of November 1, 1999, between the Registrant and William F. Stasior	Incorporated by reference from exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.6	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.7	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.8	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

Exhibit Number	Description	Source
10.9	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.10	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.11	Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.

*10.12	Office Lease Agreement, dated December 2006 between the Registrant and Street Retail, Inc.	Exhibit 10.12 to this Annual Report on Form 10-K.

10.13	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001 as filed with the SEC November 14, 2001.

*10.14	Loan Modification Agreement, dated June 20, 2007, between Registrant and Bank of America, N.A.	Exhibit 10.14 to this Annual Report on Form 10-K.

10.15	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 17, 2006.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Annual Report on Form 10-K.

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith