Form 10-Q
period 2008-06-30
OPNET TECHNOLOGIES INC
filed 2008-08-08
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding on August 5, 2008 was 20,504,378.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$77,537	$71,410
Marketable securities	—	7,451
Accounts receivable, net of $171 and $154 in allowance for doubtful accounts at June 30, and March 31, 2008, respectively	25,890	20,780
Unbilled accounts receivable	6,165	5,366
Inventory	184	319
Deferred income taxes, prepaid expenses and other current assets	3,386	3,627

Total current assets	113,162	108,953

Marketable securities	6,774	6,968
Property and equipment, net	11,667	10,884
Intangible assets, net	7,971	8,633
Goodwill	14,639	14,639
Deferred income taxes and other assets	3,659	3,461

Total assets	$157,872	$153,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900	$489
Accrued liabilities	9,700	8,555
Other income taxes	1,164	658
Deferred rent	340	326
Deferred revenue	29,170	28,722

Total current liabilities	41,274	38,750

Accrued liabilities	51	59
Deferred rent	1,673	1,762
Deferred revenue	2,256	1,772
Other income tax	549	550

Total liabilities	45,803	42,893

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 authorized; 27,606,502 and 27,576,355 shares issued at June 30, and March 31, 2008, respectively; 20,433,935 and 20,407,123 shares outstanding at June 30, and March 31, 2008, respectively	28	28
Additional paid-in capital	90,314	89,878
Retained earnings	35,645	34,838
Accumulated other comprehensive income	372	160
Treasury stock, at cost—7,172,567 and 7,169,232 shares at June 30, and March 31, 2008, respectively	(14,290)	(14,259)

Total stockholders’ equity	112,069	110,645

Total liabilities and stockholders’ equity	$157,872	$153,538

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
New software licenses	$12,936	$8,689
Software license updates, technical support and services	9,741	8,191
Professional services	7,417	6,452

Total revenue	30,094	23,332

Cost of revenue:
New software licenses	629	210
Software license updates, technical support and services	1,121	1,168
Professional services	5,527	4,316
Amortization of acquired technology and customer relationships	579	164

Total cost of revenue	7,856	5,858

Gross profit	22,238	17,474

Operating expenses:
Research and development	7,523	6,185
Sales and marketing	10,935	8,647
General and administrative	2,835	2,701

Total operating expenses	21,293	17,533

Income (loss) from operations	945	(59)

Interest and other income, net	425	1,015

Income before provision for income taxes	1,370	956
Provision for income taxes	563	309

Net income	$807	$647

Basic net income per common share	$0.04	$0.03

Diluted net income per common share	$0.04	$0.03

Basic weighted average common shares outstanding	20,209	20,516

Diluted weighted average common shares outstanding	20,444	21,180

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$807	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	656
Provision for losses on accounts receivable	64	31
Deferred income taxes	308	116
Non-cash stock-based compensation expense	380	331
Loss on disposition of fixed assets	21	—
Changes in assets and liabilities:
Accounts receivable	(5,973)	6,885
Inventory	54	—
Prepaid expenses and other current assets	164	283
Other assets	15	(140)
Accounts payable	411	246
Accrued liabilities	1,266	(305)
Accrued income taxes	146	196
Deferred revenue	932	(1,290)
Deferred rent	(75)	(10)
Excess tax benefit from exercise of stock options	(1)	—

Net cash (used in) provided by operating activities	(107)	7,646

Cash flows from investing activities:
Purchase of property and equipment	(1,544)	(1,467)
Purchase of investments	—	(21,134)
Proceeds from sale/maturity of investments	7,700	17,284

Net cash provided by (used in) investing activities	6,156	(5,317)

Cash flows from financing activities:
Acquisition of treasury stock	(31)	(1,123)
Proceeds from exercise of common stock options	96	21
Excess tax benefit from exercise of stock options	1	—

Net cash provided by (used in) financing activities	66	(1,102)

Effect of exchange rate changes on cash and cash equivalents	12	(32)

Net increase in cash and cash equivalents	6,127	1,195
Cash and cash equivalents, beginning of period	71,410	34,766

Cash and cash equivalents, end of period	$77,537	$35,961

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands, unless otherwise indicated)

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of software products and related services for managing networks and applications. The Company’s software products address application performance management, network operations, capacity management, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Sydney, Australia; and Singapore; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC. The March 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2008 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Cash paid (received) during the period:
Income tax payments (refunds)	$50	$(20)
Non-cash financing and investing activities:
Unrealized gain on marketable securities	180	—
Restricted stock issued	142	362
Accrued liability for the purchase of property and equipment	170	320

2.	Significant Accounting Policies

The following discussion updates the Company’s disclosures on significant accounting policies (as previously outlined in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008) to include an overview of the impact of accounting pronouncements adopted in the current fiscal year.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective April 1, 2008.

SFAS No. 157 requires disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable inputs.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company views its Auction Rate Securities, or ARS, as Level 3 assets.

The following table summarizes the composition of the Company’s marketable securities at June 30, 2008, and March 31, 2008:

					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
	June 30, 2008
	(in thousands)
Auction rate securities	$7,100	$—	$(326)	$6,774	$—	$6,774

Total marketable securities	$7,100	$—	$(326)	$6,774	$—	$6,774

	March 31, 2008
	(in thousands)
Auction rate securities	$8,800	$—	$(381)	$8,419	$1,451	$6,968
Municipal securities	6,000	—	—	6,000	6,000	—

Total marketable securities	$14,800	$—	$(381)	$14,419	$7,451	$6,968

As of June 30, 2008, the Company held ARS totaling $7,100 at par value, which are classified as available for sale securities and long-term marketable securities on the Company’s consolidated balance sheet. Contractual maturities for these ARS extend through November 2047.

The following table summarizes the fair value of available for sale securities at June 30, 2008 by contractual maturity:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—
Due in over twenty five years	7,100	6,774

Total	$7,100	$6,774

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including marketable securities and cash equivalents at June 30, 2008:

		Fair Value Measurement at June 30, 2008 Using
	Total Fair Value at June 30, 2008	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$57,844	$57,844	$—	$—
Auction rate securities	6,774	—	—	6,774

Total	$64,618	$57,844	$—	$6,774

At June 30, 2008, the Company grouped money market funds using a Level 1 valuation because market prices are readily available. The Company did not group any financials assets using a Level 2 valuation at June 30, 2008. At June 30, 2008, the fair value of the assets grouped using a Level 3 valuation consisted of ARSs which are primarily collateralized by United States government-backed student loans and were rated AAA or AA at June 30, 2008 with an interest rate reset date of approximately every 28 days.

The following table summarizes the activity for the Company’s ARS measured at fair value using Level 3 inputs:

ARS
(in thousands)
Balance as of March 31, 2008 (ARS with failed auctions)	$8,419
Redemptions during three months ended June 30, 2008	(1,700)
Total gains and losses:
Included in earnings (realized)	—
Unrealized gains included in accumulated other comprehensive income	55

Balance as of June 30, 2008	$6,774

All investments in ARS were considered Level 3 investments as of the date of adoption of SFAS No. 157.

Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced failed auctions.

The par value of the ARS associated with the failed auctions will not be accessible to the Company until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to the liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments at March 31, 2008. The discounted cash flow analysis assumptions used in preparing the valuation analysis included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the auction rate securities. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The discounted cash flow analysis included the following assumption ranges:

Expected term	5 years
Illiquidity discount	4% – 5%
Discount rate	5% – 7%

While the Company continues to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. The Company assumed that the fair value is an exit price, representing the amount that would be received if it sold the ARS in an orderly transaction between market participants. The Company prepared its fair value analysis to determine the exit price by focusing on the structure of each ARS, the collateral underlying each ARS, the cash flow characteristics, and the current trading environment of such securities. The Company also considered the valuation prepared for it by a third-party valuation firm. With regard to the structure of each ARS, the Company charted the cash flows pertaining to the ARS and modeled the net present value. While the Company believes that the estimates it used are reasonable, should any of these factors change, its estimates may also change, which could affect the valuation of its ARS. In addition, the Company performed research on the collateral underlying the ARS and the trading environment for such financial products. It is the Company’s view that a number of factors have contributed to the recent market disruption: real and perceived decline in value of collateralized assets and other financial instruments; increased defaults on home mortgages and bankruptcies; tightening of credit among lenders; increasing commodity prices and the weakening of the United States dollar, and fears of a United States recession. Based on its analysis and the Company’s belief that the ARS are of high credit quality, the Company determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. During the three months ended June 30, 2008, $1,700 of the ARS were redeemed at par. Accordingly, the Company reduced the temporary impairment charge to $326 at June 30, 2008. The unrealized gain of $55 was recorded to other comprehensive income on the Company’s consolidated balance sheet. The Company believes that the impairment charge is temporary because it has the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market.

3.	Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. SFAS No. 159 became effective for the Company as of April 1, 2008. The Company did not adopt the fair value measurement provisions of the statement.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R which replaces SFAS No. 141 requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination.

SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact that the implementation of SFAS No. 141R will have on its results of operations or financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles,” or SFAS No. 162, which outlines the order of authority for the sources of accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on it results of operations or financial condition.

4.	Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,539,742 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2007 or calendar year 2008. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over three or four years from the date the restricted stock grants are approved by the Board of Directors. Restricted stock granted to non-employees under this plan generally vests over one year from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

In March 2000, the Board of Directors approved the adoption of the 2000 Director Stock Option Plan, which provides for the automatic annual granting of options to purchase stock to the Company’s directors, who are not its employees, for up to a total of 225,000 shares of common stock of the Company. There are no shares available for issuance under the 2000 Director Stock Option Plan.

During fiscal year 2001, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, or ESPP, which provides every employee, including members of the Board of Directors who are employees, to collectively purchase up to a total of 450,000 shares of common stock of the Company. On July 21, 2008, the stockholders voted to increase the numbers of shares authorized for issuance to 650,000 shares. An employee may authorize a payroll deduction up to a maximum of 10% of her or his compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period and is considered compensatory under SFAS 123R, “Share-Based Payments.”

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended June 30, 2008, excess tax benefits from the exercise of stock options were $1. There were no excess tax benefits for the three months ended June 30, 2007.

A summary of the total stock-based compensation expense for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended
	June 30, 2008	June, 30 2007
	(in thousands)
Stock options	$82	$136
Restricted stock	196	111
ESPP	102	84

Total stock-based compensation	$380	$331

A summary of the total nonvested stock-based deferred compensation at June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007
	(in thousands)
Restricted stock	$1,646	$1,529
Stock options	80	508
ESPP	33	27

Total nonvested stock-based compensation	$1,759	$2,064

The cost of the nonvested restricted stock, stock options and ESPP at June 30, 2008 are expected to be recognized over a weighted average period of 1.2 years, 2 months and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79	—	$1,758	$7.56
Granted	—	$—	—	$—	$—
Exercised	(17,083)	$5.63	—	$59	$3.98
Forfeited or expired	(42,450)	$11.20	—	$—	$8.02

Outstanding at end of period	2,660,588	$10.82	3.66	$1,697	$7.58

Exercisable at end of period	2,586,637	$10.88	3.60	$1,691	$7.62
Nonvested at end of period	73,951	$8.92	6.10	$6	$5.95
Nonvested options expected to be exercised	73,211	$8.92	6.10	$6	$5.95

	Three Months Ended June 30, 2007
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,841,065	$10.73	—	$9,091	$7.51
Granted	—	$—	—	$—	$—
Exercised	(3,500)	$5.88	—	$19	$4.15
Forfeited or expired	(6,100)	$13.65	—	$5	$9.88

Outstanding at end of period	2,831,465	$10.73	4.66	$9,060	$7.51

Exercisable at end of period	2,643,514	$10.80	4.46	$8,334	$7.65
Nonvested at end of period	187,951	$9.65	7.44	$726	$5.65

During the three months ended June 30, 2008, 2,500 stock options vested with a weighted average grant date fair value per share of $11.56.

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

During the three months ended June 30, 2008, there were no stock options granted.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).

Compensation cost is recognized within the statement of operations in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. The Company decreased its forfeiture rate from 5% to 1% during the three months ended June 30, 2008. The decrease in the forfeiture rate did not result in a significant change in compensation cost.

During the three months ended June 30, 2008 and 2007, respectively, the Company received proceeds of approximately $96 and $21 and issued 17,083 and 3,500 shares of common stock, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	213,177	$11.07	127,213	$12.14
Granted	15,955	$9.40	33,475	$11.27
Vested	(10,420)	$11.11	(515)	$14.29
Forfeited	(2,891)	$10.76	—	—

Nonvested at end of period	215,821	$10.95	160,173	$11.95

ESPP

Since the plan period for the Company’s ESPP ends in January and July of each year, no shares of the Company’s common stock were issued under the ESPP in the three months ended June 30, 2008 or 2007.

5.	Intangible Assets

Intangible assets consisted of the following:

	At June 30, 2008	At March 31, 2008
	(in thousands)
Acquired and purchased technology	$12,374	$12,374
Customer relationships	724	724
Acquired workforce	837	837

Total	13,935	13,935
Less: accumulated amortization	(5,964)	(5,302)

Intangible assets, net	$7,971	$8,633

Intangible assets associated with acquired and purchased technology consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006 and the purchase of technology from Network Physics in October 2007. Intangible assets associated with customer relationships and acquired workforce relate to the purchase of specified assets from Network Physics in October 2007. Acquired and purchased intangible assets resulted in amortization expense for the three months ended June 30, 2008 and 2007 of $662 and $164, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the condensed consolidated statements of operations. Amortization expense from acquired workforce is included in research and development expenses in the condensed consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated depreciation basis over their expected useful lives of four and one-half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $1,777 for the remainder of fiscal 2009, $1,850 in the fiscal 2010, $1,755 in fiscal 2011, $1,755 in fiscal 2012, and $834 in fiscal 2013.

Goodwill is primarily derived from the acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during the three month periods ended June 30, 2008, or March 31, 2008.

6.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income	$807	$647

Shares (denominator):
Weighted average basic shares outstanding	20,209,483	20,515,835
Plus:
Effect of other dilutive securities—options	199,289	637,689
Effect of other dilutive securities—unvested stock	35,677	26,632

Weighted average diluted shares outstanding	20,444,449	21,180,156

Net income per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

The weighted average diluted shares outstanding is not affected during any period where the exercise price of a stock option is greater than the average market price. The Company had options for the purchase of 1,800,254 and 677,373 common shares that were excluded from the weighted average diluted shares outstanding for the three months ended June 30, 2008 and 2007, respectively, because their effect was anti-dilutive.

7.	Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $31 and $1,123 to purchase 3,335 and 100,000 shares during the three months ended June 30, 2008 and 2007, respectively, at average prices of $9.12 and $11.23 per share, respectively. All of the shares repurchased in the three months ended June 30, 2008, were shares of restricted stock repurchased from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. As of June 30, 2008, the Company has expended $10,190 to purchase 1,039,022 shares of common stock at an average price of $9.81 per share under this program.

8.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 31% and 46% of total revenue for the three months ended June 30, 2008 and 2007, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2008 and 2007. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at June 30, and March 31, 2008. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Geographic Area:
United States	$23,863	$19,245
International	6,231	4,087

Total revenue	$30,094	$23,332

Geographic Area:
United States	79.3%	82.5%
International	20.7%	17.5%

Total revenue	100.0%	100.0%

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net income	$807	$647
Foreign currency translation adjustments	32	(38)
Unrealized gain on marketable securities	180	—

Total comprehensive income	$1,019	$609

10.	Commitments and Contingencies

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

The Company accounts for guarantees in accordance with Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” or, Interpretation No. 45. Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of June 30, 2008, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 41.1% and 32.4% for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, the effective tax rate differs from the statutory tax rate principally due to state income taxes. For the three months ended June 30, 2007, the effective tax rate differs from the statutory rate principally due to tax credits available to the Company and due to tax exempt interest earned. The increase in the Company’s effective tax rate for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which the Company claimed during the three months ended June 30, 2007. In addition, the Company did not earn tax exempt interest income during the three months ended June 30, 2008. During the three months ended June 30, 2007, the Company earned $351 of tax exempt income.

Effective April 1, 2007, the Company adopted FIN No. 48. As a result of the implementation, the Company recognized a $538 increase to its liability for unrecognized tax benefits. The portion of the increase that was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet was $509. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $810. Of this total, $781 (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At June 30, 2008, the gross unrecognized benefit was $838, $808 of which would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY03 – FY08
Belgium	FY04 – FY08
France	FY04 – FY08
Germany	FY04 – FY08
United Kingdom	FY07 – FY08
United States United States	FY02 – FY03 FY05 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in interest expense in its Consolidated Statement of Operations and penalties as part of general and administrative expense in its Condensed Consolidated Statement of Operations. During the three months ended June 30, 2008 and 2007, the Company recognized $2 and $2 in potential interest expense associated with uncertain tax positions, respectively. The total accrued interest and the accrued penalties related to uncertain tax positions at June 30 and March 31, 2008 was $31 and $2, and $30 and $2, respectively.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $235 in the next twelve months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

The following discussion and analysis relate to our financial condition and results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A—“Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and fees for hardware platforms associated with the delivery of certain software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the three months ended June 30, 2008, perpetual licenses represented approximately 86% of software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

In March 2008, we also restructured our worldwide distribution agreement with Cisco Systems, or Cisco. Under the terms of the restructured agreement, Cisco will distribute our software products as OPNET-branded software products.

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2008, or Q1 fiscal 2009, as compared to the three months ended March 31, 2008, or Q4 fiscal 2008, we experienced an increase in total revenue, gross profit, income from operations, net income and deferred revenue while experiencing a decrease in cash, cash equivalents and marketable securities.

The following table summarizes information derived from the unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	June 30, 2008	March 31, 2008	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$30,094	$27,006	$3,088	11.4%
Total cost of sales	$7,856	$7,440	$416	5.6%
Gross profit	$22,238	$19,566	$2,672	13.7%
Gross profit as a percentage of total revenue (gross margin)	73.9%	72.5%
Total operating expenses	$21,293	$20,790	$503	2.4%
Income (loss) from operations	$945	$(1,224)	$2,169	177.2%
Income (loss) from operations as a percentage of total revenue (operating margin)	3.1%	(4.5)%
Net income (loss)	$807	$(103)	$910	883.5%
Diluted net income (loss) per common share	$0.04	$(0.01)	$0.05	500.0%
Total employees (period end)	554	560	(6)	(1.1)%
Total average employees	556	560	(4)	(0.7)%
Total consultants (period end)	120	126	(6)	(4.8)%
Total period end quota-carrying sales persons (excluding directors and inside sales representatives)	67	70	(3)	(4.3)%

Financial Condition and Liquidity Data:
Cash, cash equivalents and marketable securities (period end)	$84,311	$85,829	$(1,518)	(1.8)%
Cash flows (used in) provided by operating activities	$(107)	$5,462	$(5,569)	(102.0)%
Total deferred revenue (period end)	$31,426	$30,494	$932	3.1%

Our growth in total revenue in Q1 fiscal 2009 from Q4 fiscal 2008 was driven by growth in revenue primarily from new software licenses, and to a lesser extent, from software license updates, technical support and services, partially offset by a decrease in revenue from professional services. The growth in revenue from new software licenses was generated by growth in sales to corporate enterprises and service provider customers. The growth in revenue from software license updates, technical support and services was generated by growth in our overall customer base. The decrease in revenue from professional services was due to a decrease in sales to United States government customers, partially offset by an increase in sales to corporate enterprises. Total revenue generated from sales to United States government customers decreased by $839 during Q1 fiscal 2009 as compared to Q4 fiscal 2008. The percentage of revenue from United States government customers also decreased to 31.0% in Q1 fiscal 2009 from 37.7% in Q4 fiscal 2008.

Our international revenue increased 6.2% to $6,231, or 20.7% of total revenue, for Q1 fiscal 2009 as compared to Q4 fiscal 2008. The growth in international revenue was generated by growth in sales to service providers and international government customers, partially offset by a decrease in sales to corporate enterprises. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. International revenue in Q1 fiscal 2009 benefited from a more experienced direct sales force and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q1 fiscal 2009. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $2,672 to $22,238 for Q1 fiscal 2009 from $19,566 for Q4 fiscal 2008, and our gross margin for Q1 fiscal 2009 increased to 73.9% from 72.5% for Q4 fiscal 2008. The sequential increase in gross margin was primarily attributable to a $2,648 increase in new software license revenue. Gross margin on new software license revenue for Q1 fiscal 2009 was 95.1% and contributes more to gross profit than revenue generated from software license updates, technical support and services revenue and revenue generated from professional services. Gross margin on software license updates, technical support and services revenue and gross margin on professional services revenue was 88.5% and 25.5%, respectively.

Our operating margin increased to 3.1% during Q1 fiscal 2009 from negative 4.5% during Q4 fiscal 2008. The increase in operating margin during Q1 fiscal 2009 as compared to Q4 fiscal 2008 was the result of a $3,088 increase in total revenue, partially offset by a $503 increase in operating expenses. The increase in total revenue was largely the result of a $2,648 increase in new software license revenue. The increase in operating expenses was largely the result of an increase in sales commissions.

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

Gross Profit Margin. We anticipate modest increases in the cost of professional services primarily from hiring additional consultants to support demand for our consulting services. Our overall gross profit margin will be affected by the profitability of individual consulting engagements. We also anticipate an increase in the cost of new software license revenue related to the cost of hardware necessary to deliver our ACE Live software products. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from professional services, as revenue from new software licenses and revenue from software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods could also impact our gross profit margin.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during the remainder of fiscal 2009 to pursue our growth strategies. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

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

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of Operations

The following table sets forth items from the consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Revenue:
New software licenses	43.0%	37.2%
Software license updates, technical support and services	32.4	35.1
Professional services	24.6	27.7

Total revenue	100.0	100.0

Cost of revenue:
New software licenses	2.1	0.9
Software license updates, technical support and services	3.7	5.0
Professional services	18.4	18.5
Amortization of acquired technology and customer relationships	1.9	0.7

Total cost of revenue	26.1	25.1

Gross profit	73.9	74.9

Operating expenses:
Research and development	25.0	26.5
Sales and marketing	36.3	37.1
General and administrative	9.5	11.6

Total operating expenses	70.8	75.2

Income (loss) from operations	3.1	(0.3)
Interest and other income, net	1.5	4.4

Income before provision for income taxes	4.6	4.1
Provision for income taxes	1.9	1.3

Net income	2.7%	2.8%

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Cost of Revenue:
New software licenses	4.9%	2.4%
Software license updates, technical support and services	11.5	14.3
Professional services	74.5	66.9

Revenue

New Software License Revenue. New software license revenue was $12,936 and $8,689 for the three months ended June 31, 2008 and 2007, respectively, representing an increase of 48.9%. The increase in license revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was due largely to an increase in revenue from corporate enterprise and service provider customers, partially offset by a decrease in revenue from United States government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $9,741 and $8,191 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 18.9%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, reflects increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Consulting services revenue	$7,234	$6,316
Training revenue	183	136

Professional services revenue	$7,417	$6,452

Professional services revenue was $7,417 and $6,452 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 15.0%. Consulting services revenue accounted for 97.5% and 97.9% of professional services revenue for the three months ended June 30, 2008 and 2007, respectively. The increase in professional services revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily due to an increase in revenue from United States government and corporate enterprise customers.

International Revenue.

Our international revenue was $6,231 and $4,087 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 52.5%. Our international revenue increased as a percentage of total revenue to 20.7% for the three months ended June 30, 2008 from 17.5% for the same period in fiscal 2008. The increase in our international revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in revenue from service provider customers, and to a lesser extent, revenue from international government customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three months ended June 30, 2008 and 2007. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

Cost of new software license revenue consists primarily of the cost of hardware platforms associated with the delivery of certain software products and royalties, and, to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $629 and $210 for the three months ended June 30, 2008 and 2007, respectively. The increase in costs was primarily the result of $485 related to hardware platforms associated with the delivery of certain software products, partially offset by a $66 decrease in royalty expense. Gross margin on software license revenue decreased to 95.1% for the three months ended June 30, 2008, as compared to 97.6% for the same period in fiscal 2008. Certain software products delivered on a hardware platform were released during the three months ended December 31, 2007. As a result, the cost of hardware platforms associated with those software products had not previously been a cost of new software license revenue and was therefore not reflected in the cost of new software license revenue during the three months ended June 30, 2007.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue were $1,121 and $1,168 for the three months ended June 30, 2008 and 2007, respectively. The decrease in the cost of software license updates, technical support and services revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of a decrease in the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 88.5% for the three months ended June 30, 2008, from 85.7% for the same period in fiscal 2008. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $6 and $4 for the three months ended June 30, 2008 and 2007, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $5,527 and $4,316 for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of professional services revenue for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily due to an increase in personnel and facility costs related to the increase in our consulting staff necessary to meet demand for our consulting services. Gross margin on professional services revenue decreased to 25.5% for the three months ended June 30, 2008 from 33.1% for the same period in fiscal 2008. The decrease in gross margin for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of a decrease in the effective billing rates of certain consulting projects. Stock-based compensation expense allocated to cost of professional services was $29 and $30 for the three months ended June 30, 2008 and 2007, respectively.

Operating Expenses

Research and Development. Research and development expenses were $7,523 and $6,185 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 21.6%. The increase in expenses for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was largely due to higher personnel and facility costs resulting from increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $148 and $115 for the three months ended June 30, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $10,935 and $8,647 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 26.5%. The increase in expense was primarily due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan and higher commission expense. Stock-based compensation expense allocated to sales and marketing was $93 and $84 for the three months ended June 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses were $2,835 and $2,701 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of 5.0%. The increase in expense for the three month period was largely the result of an increase in professional services and depreciation expense, partially offset by a decrease in facility costs. Stock-based compensation expense allocated to general and administrative expense was $103 and $97 for the three months ended June 30, 2008 and 2007, respectively.

Interest and Other Income, net. Interest and other income, net, was $425 and $1,015 for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest and other income for the three months ended June 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of changing our portfolio holdings to primarily United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities.

Provision for Income Taxes. Our effective tax rate was 41.1% and 32.4% for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, the effective tax rate differs from the statutory tax rate principally due to state income taxes. For the three months ended June 30, 2007, the effective tax rate differs from the statutory rate principally due to tax credits available to us and due to tax exempt interest earned. The increase in our effective tax rate for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which we claimed during the three months ended June 30, 2007. In addition, we did not earn tax exempt interest income during the three months ended June 30, 2008. During the three months ended June 30, 2007, we earned $351 of tax exempt income.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of June 30, 2008, we had cash, cash equivalents, and long-term marketable securities totaling $84,311. As of June 30, 2008, we held auction rate securities, or ARS, totaling $7,100 at par value, which are classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA or AA at June 30, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced failed auctions. While we continue to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. Based on our analysis and our belief that the ARS are of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. During the three months ended June 30, 2008, $1,700 of the ARS were redeemed at par. Accordingly, we reduced the temporary impairment charge to $326 at June 30, 2008. The unrealized gain of $55 was recorded to other comprehensive income on our consolidated balance sheet. We believe that the impairment charge is temporary because we have the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market.

Cash used in operating activities was $107 for the three months ended June 30, 2008. Cash provided by operating activities was $7,646 for the three months ended June 30, 2007. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable, which was partially offset by an increase in accrued liabilities, deferred revenue, and depreciation and amortization expense.

Net cash provided by investing activities was $6,156 for the three months ended June 30, 2008. Net cash used in investing activities was $5,317 for the three months ended June 30, 2007. Investing activities include the purchase, sale or maturity of marketable securities, purchase of technology and expenditures for property and equipment. For the three months ended June 30, 2008, we used funds of $1,544 to purchase property and equipment. We received proceeds of $7,700 from the sale or maturity of investments for the three months ended June 30, 2008. For the three months ended June 30, 2007, we used funds of $21,134 to purchase marketable securities and funds of $1,467 to purchase property and equipment. We received proceeds of $17,284 from the sale or maturity of investments for the three months ended June 30, 2007.

Net cash provided by financing activities was $66 for the three months ended June 30, 2008. Net cash used in financing activities was $1,102 for the three months ended June 30, 2007. We used $31 and $1,123 to acquire 1,868 and 100,000 shares of treasury stock during the three months ended June 30, 2008 and 2007, respectively. The 3,335 shares that were repurchased during the three months ended June 30, 2008, were shares of restricted stock purchased from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the three months ended June 30, 2008 and 2007, respectively, we received proceeds of approximately $96 and $21 and issued 17,083 and 3,500 shares of common stock, pursuant to employee and director exercises of stock options. Since the plan period for our ESPP ends in January and July of each year, no shares of our common stock were issued under the ESPP in the three months ended June 30, 2008 or 2007. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2008, excess tax benefits from the exercise of stock options were $1. There were no excess tax benefits from the exercise of stock options for the three months ended June 30, 2007.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or, FIN No. 48, liability for unrecognized tax benefits is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our FIN No. 48 Liability at June 30, 2008, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations and FIN No. 48 Liability	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$24,882	$5,171	$9,408	$4,000	$6,303
Purchase Obligations	303	153	150	—	—
FIN No. 48 Liability	838	235	524	79	—

Total	$26,023	$5,559	$10,082	$4,079	$6,303

As of June 30, 2008, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the year ended March 31, 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or notes payable.

At June 30, 2008, we had $77,537 in cash and cash equivalents and $6,774 in long-term marketable securities. As of June 30, 2008, we held auction rate securities, or ARS, totaling $7,100 at par value, which are classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA or AA at June 30, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced failed auctions. While we continue to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. Based on our analysis and our belief that the ARS are of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8,419 and recorded a temporary impairment charge of $381. During the three months ended June 30, 2008, $1,700 of the ARS were redeemed at par. Accordingly, we reduced the temporary impairment charge to $326 at June 30, 2008. The unrealized gain of $55 was recorded to other comprehensive income on our consolidated balance sheet. We believe that the impairment charge is temporary because we have the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market. Based on our cash, cash equivalents, and marketable securities as of June 30, 2008, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $843.

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

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Except for the implementation of an internally developed revenue calculator, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(dollars in thousands, except per share data)

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 31% and 46% of our total revenue for the three months ended June 30, 2008 and 2007, respectively. Government sales entail a variety of risks including:

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

Professional services accounted for 24.6% and 27.7% of our total revenue for the three months ended June 30, 2008 and 2007, respectively.

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

In the first quarter of fiscal 2009, 20.7% of our revenue, or $6,231, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

Due to recent uncertainties in the credit markets, we have been unable to liquidate some holdings of our auction rate securities and, as a result, we have incurred unrealized losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

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

Recent uncertainties in the credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. As of June 30, 2008, we held securities with a face value of $7,100 that had experienced these “failed auctions”. We are owed interest at a higher rate on auction rate securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of highly rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. Additionally, a significant portion of the collateral underlying the auction rate securities we hold is backed by the Department of Education.

It is uncertain when the liquidity issues relating to these investments will improve. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our auction rate securities and, as a result, might suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale. We determined that fair value of the auction rate securities was $8,419 at March 31, 2008, and accordingly we recorded a temporary impairment of $381, which reduced other comprehensive income on our consolidated balance sheets. During the three months ended June 30, 2008, $1,700 of the ARS were redeemed. Accordingly, we reduced the temporary impairment charge to $326 at June 30, 2008. The unrealized gain of $55 was recorded to other comprehensive income on our consolidated balance sheet. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to further adjust the carrying value of these investments.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	1,467	$8.88	1,467	962,846
May 1 – 31, 2008	1,868	$9.32	1,868	960,978
June 1 – 30, 2008	—	—	—	960,978

Total	3,335	$9.12	3,335	960,978

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of June 30, 2008, we had repurchased 1,039,022 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibits: See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ MEL F. WESLEY
Date: August 8, 2008	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
10.1	OPNET Technologies, Inc. 2000 Employee Stock Purchase Plan, Restated to Reflect Amendments of October 22, 2002, December 30, 2005 and May 8, 2008.	Incorporated by reference from the Registrant’s Schedule 14A filed with the SEC on June 20, 2008.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Exhibit 31.1 to this Quarterly Report on Form 10-Q.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Exhibit 31.2 to this Quarterly Report on Form 10-Q.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 to this Quarterly Report on Form 10-Q.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 to this Quarterly Report on Form 10-Q.

*	filed herewith