Form 10-Q
period 2008-09-30
OPNET TECHNOLOGIES INC
filed 2008-11-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding on November 3, 2008 was 20,547,444.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$81,446	$71,410
Marketable securities	—	7,451
Accounts receivable, net of $464 and $154 in allowance for doubtful accounts at September 30, and March 31, 2008, respectively	23,719	20,780
Unbilled accounts receivable	5,800	5,366
Inventory	154	319
Deferred income taxes, prepaid expenses and other current assets	3,321	3,627

Total current assets	114,440	108,953

Marketable securities	6,290	6,968
Property and equipment, net	13,859	10,884
Intangible assets, net	7,308	8,633
Goodwill	14,639	14,639
Deferred income taxes and other assets	4,524	3,461

Total assets	$161,060	$153,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$489
Accrued liabilities	10,729	8,555
Other income taxes	1,189	658
Deferred rent	294	326
Deferred revenue	27,007	28,722

Total current liabilities	40,759	38,750

Accrued liabilities	47	59
Deferred rent	2,766	1,762
Deferred revenue	2,650	1,772
Other income taxes	550	550

Total liabilities	46,772	42,893

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 authorized; 27,775,406 and 27,576,355 shares issued at September 30, and March 31, 2008, respectively; 20,540,656 and 20,407,123 shares outstanding at September 30, and March 31, 2008, respectively	28	28
Additional paid-in capital	91,886	89,878
Retained earnings	37,679	34,838
Accumulated other comprehensive (loss) income	(183)	160
Treasury stock, at cost—7,234,750 and 7,169,232 shares at September 30, and March 31, 2008, respectively	(15,122)	(14,259)

Total stockholders’ equity	114,288	110,645

Total liabilities and stockholders’ equity	$161,060	$153,538

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
New software licenses	$14,011	$9,637	$26,947	$18,326
Software license updates, technical support and services	11,215	8,493	20,956	16,684
Professional services	7,132	6,861	14,549	13,313

Total revenue	32,358	24,991	62,452	48,323

Cost of revenue:
New software licenses	547	153	1,176	363
Software license updates, technical support and services	1,152	1,071	2,273	2,239
Professional services	5,554	4,576	11,081	8,892
Amortization of acquired technology and customer relationships	578	165	1,157	329

Total cost of revenue	7,831	5,965	15,687	11,823

Gross profit	24,527	19,026	46,765	36,500

Operating expenses:
Research and development	8,181	6,618	15,704	12,803
Sales and marketing	9,989	9,468	20,924	18,115
General and administrative	3,236	2,729	6,071	5,430

Total operating expenses	21,406	18,815	42,699	36,348

Income from operations	3,121	211	4,066	152
Interest and other income, net	370	1,036	795	2,051

Income before provision (benefit) for income taxes	3,491	1,247	4,861	2,203
Provision (benefit) for income taxes	1,457	(54)	2,020	255

Net income	$2,034	$1,301	$2,841	$1,948

Basic net income per common share	$0.10	$0.06	$0.14	$0.10

Diluted net income per common share	$0.10	$0.06	$0.14	$0.09

Basic weighted average common shares outstanding	20,278	20,409	20,243	20,446

Diluted weighted average common shares outstanding	20,682	20,926	20,551	20,993

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,841	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,763	1,325
Provision for losses on accounts receivable	359	6
Deferred income taxes	(1,184)	33
Non-cash stock-based compensation expense	789	763
Loss on disposition of fixed assets	23	—
Changes in assets and liabilities:
Accounts receivable	(3,732)	2,914
Inventory	236	—
Prepaid expenses and other current assets	(1,056)	1,391
Other assets	(89)	(149)
Accounts payable	1,051	(141)
Accrued liabilities	1,703	476
Accrued income taxes	2,317	(832)
Deferred revenue	(837)	(1,281)
Deferred rent	(123)	(29)
Excess tax benefit from exercise of stock options	(47)	(23)

Net cash provided by operating activities	5,014	6,401

Cash flows from investing activities:
Purchase of property and equipment	(2,934)	(2,673)
Purchase of investments	—	(61,259)
Proceeds from sale/maturity of investments	8,200	62,204

Net cash provided by (used in) investing activities	5,266	(1,728)

Cash flows from financing activities:
Acquisition of treasury stock	(863)	(2,632)
Proceeds from exercise of common stock options	572	170
Excess tax benefit from exercise of stock options	47	23
Issuance of common stock under employee stock purchase plan	552	482

Net cash provided by (used in) financing activities	308	(1,957)

Effect of exchange rate changes on cash and cash equivalents	(552)	78

Net increase in cash and cash equivalents	10,036	2,794
Cash and cash equivalents, beginning of period	71,410	34,766

Cash and cash equivalents, end of period	$81,446	$37,560

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of software products and related services for managing networks and applications. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Sydney, Australia; and Singapore; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC. The March 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2008 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cash paid during the period:
Income tax payments	$355	$923	$405	$903
Non-cash financing and investing activities:
Unrealized gain on marketable securities	10	—	190	—
Restricted stock issued	420	242	562	604
Accrued liability for the purchase of property and equipment	748	293	748	293
Tenant improvement allowance	1,095	—	1,095	—

2.	Significant Accounting Policies

The following discussion updates the Company’s disclosures on significant accounting policies (as previously outlined in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008) to include an overview of the impact of accounting pronouncements adopted in the current fiscal year.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective April 1, 2008.

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

The following table summarizes the composition of the Company’s marketable securities at September 30, 2008, and March 31, 2008:

					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
	September 30, 2008
	(in thousands)
Auction rate securities	$6,600	$—	$(310)	$6,290	$—	$6,290

Total marketable securities	$6,600	$—	$(310)	$6,290	$—	$6,290

	March 31, 2008
	(in thousands)
Auction rate securities	$8,800	$—	$(381)	$8,419	$1,451	$6,968
Municipal securities	6,000	—	—	6,000	6,000	—

Total marketable securities	$14,800	$—	$(381)	$14,419	$7,451	$6,968

As of September 30, 2008, the Company held ARS totaling $6.6 million at par value, which are classified as available for sale and long-term marketable securities on the Company’s consolidated balance sheet. Contractual maturities for these ARS extend through November 2047.

The following table summarizes the fair value of available for sale securities at September 30, 2008 by contractual maturity:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—
Due in over twenty five years	6,600	6,290

Total	$6,600	$6,290

Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, including marketable securities and cash equivalents, at September 30, 2008:

		Fair Value Measurement at September 30, 2008 Using
	Total Fair Value at September 30, 2008	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$67,946	$67,946	$—	$—
Auction rate securities	6,290	—	—	6,290

Total	$74,236	$67,946	$—	$6,290

At September 30, 2008, the Company grouped money market funds using a Level 1 valuation because market prices are readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2008, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not group any financials assets using a Level 2 valuation at September 30, 2008. At September 30, 2008, the fair value of the assets grouped using a Level 3 valuation consisted of ARS, which are primarily collateralized by United States government-backed student loans and were rated AAA or AA at September 30, 2008 with an interest rate reset date of approximately every 28 days.

The following table summarizes the activity for the Company’s ARS measured at fair value using Level 3 inputs:

ARS
(in thousands)
Balance as of March 31, 2008	$8,419
Redemptions (at par) during six months ended September 30, 2008	(2,200)
Total gains and losses:
Included in earnings (realized)	—
Unrealized gains included in accumulated other comprehensive income	71

Balance as of September 30, 2008	$6,290

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

While the Company continues to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. The Company assumed that the fair value is an exit price, representing the amount that would be received if it sold the ARS in an orderly transaction between market participants. The Company prepared its fair value analysis to determine the exit price by focusing on the structure of each ARS, the collateral underlying each ARS, the cash flow characteristics, and the current trading environment of such securities. The Company also considered the valuation prepared for it by a third-party valuation firm. With regard to the structure of each ARS, the Company charted the cash flows pertaining to the ARS and modeled the net present value. While the Company believes that the estimates it used are reasonable, should any of these factors change, its estimates may also change, which could affect the valuation of its ARS. In addition, the Company performed research on the collateral underlying the ARS and the trading environment for such financial products. It is the Company’s view that a number of factors have contributed to the recent market disruption: real and perceived decline in value of collateralized assets and other financial instruments; increased defaults on home mortgages and bankruptcies; tightening of credit among lenders; increasing commodity prices and the weakening of the United States dollar, and fears of a United States recession. Based on its analysis and the Company’s belief that the ARS are of high credit quality, the Company determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the six months ended September 30, 2008, $2.2 million of the ARS were redeemed at par and the Company reduced the temporary impairment charge to $310,000 at September 30, 2008. The unrealized gain of $71,000 was recorded to other comprehensive income on the Company’s consolidated balance sheet. The Company believes that the impairment charge is temporary because it has the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market.

On October 20, 2008, the Company elected to participate in a program offered by one of its investment advisors to repurchase all of its ARS for cash at par value of $6.6 million plus accrued interest. Based on the terms of the program, the Company expects all of its ARS to be repurchased for cash at par value plus accrued interest during the three months ended December 31, 2008.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

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

In October 2008, FASB issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP SFAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect FSP SFAS No. 157-3 to change the assumptions for its fair value estimates, or the fair value hierarchy used to develop the assumptions.

4.	Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,539,742 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2007 or calendar year 2008. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over three or four years from the date the restricted stock grants are approved by the Board of Directors. Restricted stock granted to non-employees under this plan generally vests either over one year from the date of the grant, or vests for less than a year from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

On July 21, 2008, the stockholders voted to increase the number of shares authorized for issuance to 650,000 shares. An employee may authorize a payroll deduction up to a maximum of 10% of her or his compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period and is considered compensatory under SFAS No. 123R, “Share-Based Payments.”

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2008 and 2007, excess tax benefits from the exercise of stock options were $46,000 and $23,000, respectively. For the six months ended September 30, 2008 and 2007, excess tax benefits from the exercise of stock options were $47,000 and $23,000, respectively.

A summary of the total stock-based compensation expense for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Stock options	$83	$130	$165	$266
Restricted stock	230	145	426	256
ESPP	97	157	198	241

Total stock-based compensation	$410	$432	$789	$763

A summary of the total nonvested stock-based deferred compensation at September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007
	(in thousands)
Restricted stock	$1,827	$1,627
Stock options	7	378
ESPP	120	120

Total nonvested stock-based compensation	1,954	$2,125

The cost of the nonvested restricted stock, stock options and ESPP at September 30, 2008 are expected to be recognized over a weighted average period of 1.1 years, 3 months and 4 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,660,588	$10.82	—	$5,834	$7.58
Granted	—	$—	—	$—	$—
Exercised	(64,169)	$7.42	—	$351	$5.19
Forfeited or expired	(13,000)	$14.03	—	$—	$9.72

Outstanding at end of period	2,583,419	$10.89	3.42	$5,505	$7.63

Exercisable at end of period	2,582,794	$10.89	3.42	$5,502	$7.63
Nonvested at end of period	625	$7.63	6.41	$3	$4.18
Nonvested options expected to be exercised	625	$7.63	6.41	$3	$4.18

	Three Months Ended September 30, 2007
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,831,465	$10.73	—	$5,020	$7.51
Granted	—	$—	—	$—	$—
Exercised	(27,825)	$5.36	—	$140	$3.79
Forfeited or expired	(6,700)	$11.64	—	$2	$8.11

Outstanding at end of period	2,796,940	$10.78	4.42	$4,845	$7.55

Exercisable at end of period	2,718,164	$10.83	4.35	$4,640	$7.59
Nonvested at end of period	78,776	$9.00	6.85	$205	$6.00

	Six Months Ended September 30, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79	—	$6,018	$7.56
Granted	—	$—	—	$—	$—
Exercised	(81,252)	$7.04	—	$410	$4.94
Forfeited or expired	(55,450)	$11.86	—	$83	$8.42

Outstanding at end of period	2,583,419	$10.89	3.42	$5,505	$7.63

Exercisable at end of period	2,582,794	$10.89	3.42	$5,502	$7.63
Nonvested at end of period	625	$7.63	6.41	$3	$4.18

	Six Months Ended September 30, 2007
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,841,065	$10.73	—	$5,043	$7.51
Granted	—	$—	—	$—	$—
Exercised	(31,325)	$5.42	—	$159	$3.83
Forfeited or expired	(12,800)	$12.60	—	$4	$8.95

Outstanding at end of period	2,796,940	$10.78	4.42	$4,845	$7.55

Exercisable at end of period	2,718,164	$10.83	4.35	$4,640	$7.59
Nonvested at end of period	78,776	$9.00	6.85	$205	$6.00

During the three months ended September 30, 2008, 73,326 stock options vested with a weighted average grant date fair value per share of $9.09.

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

During the three months ended September 30, 2008, there were no stock options granted.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the statement of operations in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. Substantially all of the Company’s stock options are fully vested, and it expects all remaining unvested options outstanding to vest. As a result, the Company adjusted its expected forfeiture rate to reflect actual stock option forfeitures. The adjustment of the Company’s forfeiture rate did not have a significant impact on the financials.

During the three months ended September 30, 2008 and 2007, respectively, the Company received proceeds of approximately $476,000 and $149,000 and issued 64,169 and 27,825 shares of common stock, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2008 and 2007, respectively, the Company received proceeds of approximately $572,000 and $170,000 and issued 81,252 and 31,325 shares of common stock, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008		Six Months Ended September 30, 2008
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	215,821	$10.95	213,177	$11.07
Granted	36,459	$11.88	52,414	$11.12
Vested	(16,477)	$11.59	(26,897)	$11.41
Forfeited	(424)	$11.49	(3,315)	$10.85

Nonvested at end of period	235,379	$11.05	235,379	$11.05

	Three Months Ended September 30, 2007		Six Months Ended September 30, 2007
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	160,173	$11.95	127,213	$12.14
Granted	24,321	$10.27	57,796	$10.85
Vested	—	—	—	—
Forfeited	—	—	(515)	$14.29

Nonvested at end of period	184,494	$11.73	184,494	$11.73

ESPP

During the six months ended September 30, 2008 and 2007, respectively, employees purchased 68,700 and 54,590 shares of common stock under the ESPP, resulting in proceeds to the Company of approximately $552,000 and $482,000, respectively.

5.	Intangible Assets

Intangible assets consisted of the following:

	At September 30, 2008	At March 31, 2008
	(in thousands)
Acquired and purchased technology	$12,374	$12,374
Customer relationships	724	724
Acquired workforce	837	837

Total	13,935	13,935
Less: accumulated amortization	(6,627)	(5,302)

Intangible assets, net	$7,308	$8,633

Intangible assets associated with acquired and purchased technology consist of acquired technology related to the Company’s acquisition of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology from RadView Software, Ltd. in December 2005 and SQMworks, Inc. in April 2006 and the purchase of technology from Network Physics in October 2007. Intangible assets associated with customer relationships and acquired workforce relate to the purchase of specified assets from Network Physics in October 2007. Acquired and purchased intangible assets resulted in amortization expense for the three months ended September 30, 2008 and 2007 of $662,000 and $165,000, respectively and for the six month ended September 30, 2008 and 2007 of $1.3 million and $329,000 respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the condensed consolidated statements of operations. Amortization expense from acquired workforce is included in research and development expenses in the condensed consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated depreciation basis over their expected useful lives of four and one-half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $1.1 million for the remainder of fiscal 2009, $1.9 million in fiscal 2010, $1.8 million in fiscal 2011, $1.8 million in fiscal 2012, and $833,000 in fiscal 2013.

Goodwill is primarily derived from the acquisition of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during the periods ended September 30, 2008 or March 31, 2008.

6.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income	$2,034	$1,301	$2,841	$1,948

Shares (denominator):

Weighted average basic shares outstanding	20,277,843	20,408,790	20,243,208	20,446,463
Plus:
Effect of other dilutive securities—options	340,445	487,458	258,918	518,858
Effect of other dilutive securities—unvested stock	63,238	30,163	48,696	27,718

Weighted average diluted shares outstanding	20,681,526	20,926,411	20,550,822	20,993,039

Net income per common share:
Basic	$0.10	$0.06	$0.14	$0.10
Diluted	$0.10	$0.06	$0.14	$0.09

The weighted average diluted shares outstanding is not affected during any period where the exercise price of a stock option is greater than the average market price. Options for the purchase of 1,212,090 and 1,271,240 common shares were excluded from the weighted average diluted shares outstanding for the three months ended September 30, 2008 and 2007, respectively, because their effect was anti-dilutive. Options for the purchase of 1,760,890 and 1,259,740 common shares were excluded from the weighted average diluted shares outstanding for the six months ended September 30, 2008 and 2007, respectively, because their effect was anti-dilutive.

7.	Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $832,000 and $1.5 million to purchase 62,183 and 147,776 shares during the three months ended September 30, 2008 and 2007, respectively, at average prices of $13.38 and $10.21 per share, respectively. The Company expended $863,000 and $2.6 million to purchase 65,518 and 247,776 shares during the six months ended September 30, 2008 and 2007, respectively, at average prices of $13.16 and $10.62 per share, respectively. During the three and six months ended September 30, 2008, 2,183 and 5,518, respectively, of the shares repurchased were shares of restricted stock repurchased from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. As of September 30, 2008, the Company has expended $11.0 million to purchase 1,101,205 shares of common stock at an average price of $10.01 per share under this program.

8.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 42% and 47% of total revenue for the three months ended September 30, 2008 and 2007, respectively. Revenue from transactions with United States government agencies was approximately 37% and 46% of total revenue for the six months ended September 30, 2008 and 2007, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2008 and 2007. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at September 30, and March 31, 2008. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Geographic Area:
United States	$25,939	$20,430	$49,802	$39,676
International	6,419	4,561	12,650	8,647

Total revenue	$32,358	$24,991	$62,452	$48,323

Geographic Area:
United States	80.2%	81.7%	79.7%	82.1%
International	19.8%	18.3%	20.3%	17.9%

Total revenue	100.0%	100.0%	100.0%	100.0%

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$2,034	$1,301	$2,841	$1,948
Foreign currency translation adjustments	(565)	99	(533)	61
Unrealized gain on marketable securities	10	—	190	—

Total comprehensive income	$1,479	$1,400	$2,498	$2,009

10.	Commitments and Contingencies

The Internal Revenue Service, or IRS, is examining the Company’s federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of its returns is not final at this time, the Company has reached an agreement with respect to the amount of research and development tax credits that it claimed on the Company’s tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350,000 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with certain contracts reported on the Company’s fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company does not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

The Company accounts for guarantees in accordance with Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or Interpretation No. 45. Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of September 30, 2008, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 41.7% and negative 4.3% for the three months ended September 30, 2008 and 2007, respectively. The Company’s effective tax rate was 41.6% and 11.6% for the six months ended September 30, 2008 and 2007, respectively. For the three and six months ended September 30, 2008, the effective tax rate differed from the statutory tax rate principally due to state income taxes. The increase in the Company’s effective tax rate for the three and six months ended September 30, 2008, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which it claimed during the three and six months ended September 30, 2007. In addition, the Company did not earn tax exempt interest income during the three and six months ended September 30, 2008. During the three and six months ended September 30, 2007, the Company earned $356,000 and $706,000, respectively, of tax exempt income.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY03 – FY08
Belgium	FY04 – FY08
France	FY05 – FY08
Germany	FY04 – FY08
United Kingdom	FY07 – FY08
United States	FY02 – FY03
United States	FY05 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

12.	Subsequent Event—ARS Repurchase Program

On October 20, 2008, the Company elected to participate in a program offered by one of its investment advisors to repurchase all of its ARS for cash at par value of $6.6 million plus accrued interest. Based on the terms of the program, the Company expects all of its ARS to be repurchased for cash at par value plus accrued interest during the three months ended December 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and six months ended September 30, 2008 and 2007, should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A—“Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of software products and related services for managing networks and applications. Our software products address application performance management, network planning, engineering and operations, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and fees for hardware platforms associated with the delivery of some software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the six months ended September 30, 2008, perpetual licenses represented approximately 87% of our software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new software products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities and, to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely control the increases in our total expenses as we implement these strategies.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended September 30, 2008, or Q2 fiscal 2009, as compared to the three months ended June 30, 2008, or Q1 fiscal 2009, we generated an increase in total revenue, gross profit, income from operations, net income, and cash, cash equivalents and marketable securities while experiencing a decrease in deferred revenue.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	September 30, 2008	June 30, 2008	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$32,358	$30,094	$2,264	7.5%
Total cost of revenue	$7,831	$7,856	$(25)	(0.3)%
Gross profit	$24,527	$22,238	$2,289	10.3%
Gross profit as a percentage of total revenue (gross margin)	75.8%	73.9%
Total operating expenses	$21,406	$21,293	$113	0.5%
Income from operations	$3,121	$945	$2,176	230.3%
Income from operations as a percentage of total revenue (operating margin)	9.6%	3.1%
Net income	$2,034	$807	$1,227	152.0%
Diluted net income per common share	$0.10	$0.04	$0.06	150.0%
Total employees (period end)	556	554	2	0.4%
Total average employees	556	556	—	0.0%
Total consultants (period end)	118	120	(2)	(1.7)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	71	67	4	6.0%

Financial Condition and Liquidity Data:
Cash, cash equivalents and marketable securities (period end)	$87,736	$84,311	$3,425	4.1%
Cash flows provided by (used in) operating activities	$5,121	$(107)	$5,228	4,886.0%
Total deferred revenue (period end)	$29,657	$31,426	$(1,769)	(5.6)%

Our growth in total revenue in Q2 fiscal 2009 from Q1 fiscal 2009 was driven by growth in revenue from software license updates, technical support and services of an aggregate of $1.5 million, and growth in revenue from new software licenses of $1.1 million. The growth in revenue from software license updates, technical support and services was generated primarily by growth in our overall customer base. The growth in revenue from new software licenses was generated by growth in revenue from United States government and service provider customers, partially offset by a decrease in revenue to corporate enterprises. Total revenue generated from sales to United States government customers increased by $4.2 million during Q2 fiscal 2009 as compared to Q1 fiscal 2009. The percentage of total revenue from United States government customers increased to 41.7% in Q2 fiscal 2009 from 31.0% in Q1 fiscal 2009. The increase in revenue was primarily related to seasonal strength in revenue from United States government customers as a result of their September 30 fiscal year end.

Our international revenue increased 3.0% to $6.4 million, or 19.8% of total revenue, for Q2 fiscal 2009 as compared to Q1 fiscal 2009. The growth in international revenue was primarily generated by growth in sales to network equipment manufacturers and, to a lesser extent, revenue from international government customers. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q2 fiscal 2009. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $2.3 million to $24.5 million for Q2 fiscal 2009 from $22.2 million for Q1 fiscal 2009, and our gross margin for Q2 fiscal 2009 increased to 75.8% from 73.9% for Q1 fiscal 2009. The sequential increase in gross profit and gross margin was largely the result of a $1.5 million increase in software license updates, technical support and services revenue and a $1.1 million increase in new software license revenue, partially offset by a decrease of $285,000 in professional services revenue. Gross margin on software license updates, technical support and services revenue, new software license revenue and professional services revenue for Q2 fiscal 2009 was 89.7%, 96.1%, and 22.1%, respectively. Changes in revenue from software license updates, technical support and services revenue and revenue from new software license have more impact on gross profit than changes in revenue from professional services, as a result of their higher gross margins.

Our operating margin increased to 9.6% during Q2 fiscal 2009 from 3.1% during Q1 fiscal 2009. The increase in operating margin during Q2 fiscal 2009 as compared to Q1 fiscal 2009 was largely the result of generating a $2.3 million increase in total revenue while limiting the increase of operating expenses to $113,000. The increase in total revenue was the result of a $1.5 million increase in software license update, technical support and services and a $1.1 million increase in new software license revenue.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment and the difficult conditions in the credit market could adversely impact our ability to generate revenue domestically and internationally. We expect future growth opportunities in revenue to come from sales to enterprise customers and the United States government. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are impacted by the mix of direct and indirect sales channels and our focus on increasing sales to corporate enterprises. We also believe the current economic environment and the difficult conditions in the credit markets could adversely impact our ability to generate revenue in our international markets. We believe that these factors will impact the timing of sales orders as well as our ability to forecast future revenue. As a result, we expect our international revenue in absolute dollars and as a percentage of total revenue to fluctuate from quarter to quarter.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to add quota-carrying sales persons during the remainder of fiscal 2009 to pursue our business plan. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

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

Results of Operations

The following table sets forth items from the consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
New software licenses	43.3%	38.6%	43.1%	37.9%
Software license updates, technical support and services	34.7	34.0	33.6	34.5
Professional services	22.0	27.4	23.3	27.6

Total revenue	100.0	100.0	100.0	100.00

Cost of revenue:
New software licenses	1.7	0.6	1.9	0.8
Software license updates, technical support and services	3.5	4.3	3.6	4.6
Professional services	17.2	18.3	17.7	18.4
Amortization of acquired technology and customer relationships	1.8	0.7	1.9	0.7

Total cost of revenue	24.2	23.9	25.1	24.5

Gross profit	75.8	76.1	74.9	75.5

Operating expenses:
Research and development	25.3	26.5	25.1	26.5
Sales and marketing	30.9	37.9	33.6	37.5
General and administrative	10.0	10.9	9.7	11.2

Total operating expenses	66.2	75.3	68.4	75.2

Income from operations	9.6	0.8	6.5	0.3
Interest and other income, net	1.2	4.2	1.3	4.2

Income before provision (benefit) for income taxes	10.8	5.0	7.8	4.5
Provision (benefit) for income taxes	4.5	(0.2)	3.3	0.5

Net income	6.3%	5.2%	4.5%	4.0%

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Cost of Revenue:
New software licenses	3.9%	1.6%	4.4%	2.0%
Software license updates, technical support and services	10.3	12.6	10.9	13.4
Professional services	77.9	66.7	76.2	66.8

Revenue

New Software License Revenue. New software license revenue was $14.0 million and $9.6 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 45.4%. The increase in license revenue for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was due largely to an increase in revenue from United States government and service provider customers and, to a lesser extent, corporate enterprise customers. New software license revenue was $26.9 million and $18.3 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 47.0%. The increase in license revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was due largely to an increase in revenue from corporate enterprise and service provider customers, partially offset by a decrease in revenue from United States government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $11.2 million and $8.5 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 32.0%. Software license updates, technical support and services revenue was $21.0 million and $16.7 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 25.6%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and six months ended September 30, 2008, as compared to the same periods in fiscal 2008, reflects increases in our overall customer base.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Consulting services revenue	$6,992	$6,707	$14,226	$13,024
Training revenue	140	154	323	289

Professional services revenue	$7,132	$6,861	$14,549	$13,313

Professional services revenue was $7.1 million and $6.9 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 3.9%. Consulting services revenue accounted for 98.0% and 97.8% of professional services revenue for the three months ended September 30, 2008 and 2007, respectively. The increase in professional services revenue for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily due to an increase in revenue from service provider customers, and to a lesser extent, corporate enterprise customers, partially offset by a decrease in revenue from government customers. Professional services revenue was $14.5 million and $13.3 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 9.3%. Consulting services revenue accounted for 97.8% of professional services revenue for the six months ended September 30, 2008 and 2007, respectively. The increase in professional services revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was largely due to an increase in revenue from service provider customers and corporate enterprise customers.

International Revenue.

Our international revenue was $6.4 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 40.7%. Our international revenue increased as a percentage of total revenue to 19.8% for the three months ended September 30, 2008 from 18.3% for the same period in fiscal 2008. The increase in our international revenue for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in revenue from service provider customers, and to a lesser extent, revenue from international government customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the three months ended September 30, 2008 and 2007. Our international revenue was $12.6 million and $8.6 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 46.3%. Our international revenue increased as a percentage of total revenue to 20.3% for the six months ended September 30, 2008 from 17.9% for the same period in fiscal 2008. The increase in our international revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in revenue from service provider customers, and to a lesser extent, revenue from international government customers. Revenue from enterprise customers accounted for the largest percentage of international revenue for the six months ended September 30, 2008 and 2007. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

Cost of new software license revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, and, to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low amount of cost for delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $547,000 and $153,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in costs was the result of $237,000 related to hardware platforms associated with the delivery of some software products, an increase in partner referral fees of $93,000 and an increase in royalties of $64,000. Gross margin on software license revenue decreased to 96.1% for the three months ended September 30, 2008, as compared to 98.4% for the same period in fiscal 2008. Cost of software license revenue was $1.2 million and $363,000 for the six months ended September 30, 2008 and 2007, respectively. The increase in costs was primarily the result of $526,000 related to hardware platforms associated with the delivery of some software products and an increase in partner referral fees of $289,000. Gross margin on software license revenue decreased to 95.6% for the six months ended September 30, 2008, as compared to 98.0% for the same period in fiscal 2008. The decrease in gross margin for the three and six months ended September 30, 2008, as compared to the same periods in the prior fiscal year, is largely the result of costs associated with hardware platforms necessary to deliver some software products that were released during the three months ended December 31, 2007. The cost of hardware platforms associated with those software products that were not released until the three months ended December 31, 2007 had not previously been a cost of new software license revenue and was therefore not reflected in the cost of new software license revenue during the three and six months ended September 30, 2007.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $1.2 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. The increase in the cost of software license updates, technical support and services revenue for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was the result of an increase in compensation costs related to an increase in personnel necessary for us to provide support to our customers, partially offset by the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 89.7% for the three months ended September 30, 2008, from 87.4% for the same period in fiscal 2008. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $6,000 for the three months ended September 30, 2008 and 2007. Cost of software license updates, technical support and services revenue was $2.3 million and $2.2 million for the six months ended September 30, 2008 and 2007, respectively. The increase in the cost of software license updates, technical support and services revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was the result of an increase in compensation costs related to an increase in personnel necessary for us to provide support to our customers, partially offset by a decrease in the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 89.2% for the six months ended September 30, 2008, from 86.6% for the same period in fiscal 2008. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $12,000 and $10,000 for the six months ended September 30, 2008 and 2007, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $5.6 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cost of professional services revenue for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily due to an increase in facility costs and compensation expense, and to a lesser extent, personnel costs related to the increase in our consulting staff necessary to meet demand for our consulting services. Gross margin on professional services revenue decreased to 22.1% for the three months ended September 30, 2008 from 33.3% for the same period in fiscal 2008. The decrease in gross margin for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in compensation expense and, to a lesser extent, a decrease in the effective billing rates of some consulting projects. Stock-based compensation expense allocated to cost of professional services was $30,000 and $48,000 for the three months ended September 30, 2008 and 2007, respectively. Cost of professional services revenue was $11.1 million and $8.9 million for the six months ended September 30, 2008 and 2007, respectively. The increase in cost of professional services revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily due to an increase in compensation expense and personnel and facility costs related to the increase in our consulting staff necessary to meet demand for our consulting services. Gross margin on professional services revenue decreased to 23.8% for the six months ended September 30, 2008 from 33.2% for the same period in fiscal 2008. The decrease in gross margin for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in compensation expense and, to a lesser extent, a decrease in the effective billing rates of some consulting projects. Stock-based compensation expense allocated to cost of professional services was $59,000 and $78,000 for the six months ended September 30, 2008 and 2007, respectively.

Operating Expenses

Research and Development. Research and development expenses were $8.2 million and $6.6 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 23.6%. The increase in expenses for the three months ended September 30, 2008, as compared to the same period in fiscal 2008, was largely due to higher compensation and facility costs resulting from discretionary compensation and increased staffing levels for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $154,000 and $156,000 for the three months ended September 30, 2008 and 2007, respectively. Research and development expenses were $15.7 million and $12.8 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 22.7%. The increase in expenses for the six months ended September 30, 2008, as compared to the same period in fiscal 2008, was largely due to higher compensation and facility costs resulting from discretionary compensation and increased staffing levels required for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $302,000 and $271,000 for the six months ended September 30, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $10.0 million and $9.5 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 5.5%. The increase in expense was largely due to higher personnel costs as a result of increased staffing levels necessary to pursue our business plan and higher commission expense as a result of achieving an increase in bookings, partially offset by a decrease in conference costs. Stock-based compensation expense allocated to sales and marketing was $105,000 and $109,000 for the three months ended September 30, 2008 and 2007, respectively. Sales and marketing expenses were $20.9 million and $18.1 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 15.5%. The increase in expense was largely due to higher commission expense as a result of achieving an increase in bookings and, to a lesser extent, higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, partially offset by a decrease in conference costs. Stock-based compensation expense allocated to sales and marketing was $198,000 and $193,000 for the six months ended September 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses were $3.2 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, representing an increase of 18.6%. The increase in expense for the three month period was largely the result of an increase in bad debt expense and, to a lesser extent, discretionary compensation expense, partially offset by a decrease in professional service fees. Stock-based compensation expense allocated to general and administrative expense was $115,000 and $114,000 for the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses were $6.1 million and $5.4 million for the six months ended September 30, 2008 and 2007, respectively, representing an increase of 11.8%. The increase in expense for the six month period was largely the result of an increase in compensation and bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $218,000 and $211,000 for the six months ended September 30, 2008 and 2007, respectively.

Interest and Other Income, net. Interest and other income, net, was $370,000 and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. Interest and other income, net, was $795,000 and $2.1 million for the six months ended September 30, 2008 and 2007, respectively. The decrease in interest and other income, net for the three and six months ended September 30, 2008, as compared to the same periods in fiscal 2008, was primarily the result of changing our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities.

Provision for Income Taxes. Our effective tax rate was 41.7% and negative 4.3% for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rate was 41.6% and 11.6% for the six months ended September 30, 2008 and 2007, respectively. For the three and six months ended September 30, 2008, the effective tax rate differed from the statutory tax rate principally due to state income taxes. The increase in our effective tax rate for the three and six months ended September 30, 2008, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which we claimed during the three and six months ended September 30, 2007. In addition, we did not earn tax exempt interest income during the three and six months ended September 30, 2008. During the three and six months ended September 30, 2007, we earned $356,000 and $706,000 of tax exempt income.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of September 30, 2008, we had cash, cash equivalents, and long-term marketable securities totaling $87.7 million. As of September 30, 2008, we held auction rate securities, or ARS, totaling $6.6 million at par value, which were classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA or AA at September 30, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced failed auctions. While we continue to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. Based on our analysis and our belief that the ARS are of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the six months ended September 30, 2008, $2.2 million of the ARS were redeemed at par and we reduced the temporary impairment charge to $310,000 at September 30, 2008. The unrealized gain of $71,000 was recorded to other comprehensive income on our consolidated balance sheet. The fair value of the ARS, which is net of the temporary impairment charge of $310,000, was $6.3 million at September 30, 2008. We believe that the impairment charge is temporary because we have the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market.

On October 20, 2008, we elected to participate in a program offered by one of our investment advisors to repurchase all of our ARS for cash at par value of $6.6 million plus accrued interest. Based on the terms of the program, we believe all of our ARS will be repurchased for cash at par value plus accrued interest during the three months ended December 31, 2008.

Net cash provided by operating activities was $5.0 million and $6.4 million for the six months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable, which was partially offset by an increase in accounts payable, accrued liabilities, deferred revenue, and depreciation and amortization expense.

Net cash provided by investing activities was $5.3 million for the six months ended September 30, 2008. Net cash used in investing activities was $1.7 million for the six months ended September 30, 2007. Investing activities include the purchase, sale or maturity of marketable securities, purchase of technology and expenditures for property and equipment. For the six months ended September 30, 2008, we used funds of $2.9 million to purchase property and equipment. We received proceeds of $8.2 million from the sale or maturity of investments for the six months ended September 30, 2008. For the six months ended September 30, 2007, we used funds of $61.3 million to purchase marketable securities and funds of $2.7 million to purchase property and equipment. We received proceeds of $62.2 million from the sale or maturity of investments for the six months ended September 30, 2007.

Net cash provided by financing activities was $308,000 for the six months ended September 30, 2008. Net cash used in financing activities was $2.0 million for the six months ended September 30, 2007. We used $863,000 and $2.6 million to acquire 65,518 and 247,776 shares of treasury stock during the six months ended September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008, 5,518 shares were shares repurchased from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the six months ended September 30, 2008 and 2007, respectively, we received proceeds of approximately $572,000 and $170,000 and issued 81,252 and 31,325 shares of common stock, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2008 and 2007, respectively, we received proceeds of approximately $552,000 and $482,000 and issued 68,700 and 54,590 shares of common stock, pursuant to issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2008 and 2007, excess tax benefits from the exercise of stock options were $47,000 and $23,000, respectively.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN No. 48, is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our FIN No. 48 liability at September 30, 2008, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations and FIN No. 48 Liability	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$27,762	$5,216	$8,592	$3,878	$10,076
Purchase Obligations	237	131	106	—	—
FIN No. 48 Liability	766	202	485	79	—

Total	$28,765	$5,549	$9,183	$3,957	$10,076

As of September 30, 2008, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

The Internal Revenue Service, or IRS, is examining our federal corporate income tax returns for fiscal 2002 and 2003. While the IRS examination of our returns is not final at this time, we have reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we reduced the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350,000 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS has asserted that revenue associated with some contracts reported on our fiscal year 2003 tax return, should have been included in taxable income on our tax return for fiscal 2002. We do not believe any tax deficiencies related to the timing of reporting revenue will be material to the financial statements.

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

At September 30, 2008, we had $81.4 million in cash and cash equivalents and $6.3 million in long-term marketable securities. As of September 30, 2008, we held auction rate securities, or ARS, totaling $6.6 million at par value, which are classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS are primarily collateralized by United States government-backed student loans and were rated AAA or AA at September 30, 2008. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced failed auctions. While we continue to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximate par value. Based on our analysis and our belief that the ARS are of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the six months ended September 30, 2008, $2.2 million of the ARS were redeemed at par and we reduced the temporary impairment charge to $310,000 at September 30, 2008. The unrealized gain of $71,000 was recorded to other comprehensive income on our consolidated balance sheet. We believe that the impairment charge is temporary because we have the intent and ability to hold the ARS for a period of time sufficient to allow for a recovery in the market. Based on our cash, cash equivalents, and marketable securities as of September 30, 2008, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $877,000.

On October 20, 2008, we elected to participate in a program offered by one of our investment advisors to repurchase all of our ARS for cash at par value of $6.6 million plus accrued interest. Based on the terms of the program, we believe all of our ARS will be repurchased for cash at par value plus accrued interest during the three months ended December 31, 2008.

At September 30, 2008, $67.9 million of our $81.4 million in cash and cash equivalents was held in money market funds. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2008 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

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

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2008. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General economic conditions, including concerns regarding a potential global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow.

Our products are designed to enhance our customers’ ability to manage their networks and applications. However, a general slowdown or recession in the global economy, or in a particular region, or business or industry sector (such as the financial services sector), or tightening of credit markets, could cause our customers to

•	have difficulty accessing credit sources,

•	delay contractual payments, and/or

•	delay or forgo decisions to purchase our products and/or our services.

Any such impacts could adversely affect our business, financial condition, operating results and cash flow. Such a general slowdown or recession in the global economy may also materially impact the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the United States and world markets. Any of these results could impact the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.

Our operating results may fluctuate significantly as a result of factors outside of our control, including current economic conditions which could cause the market price of our stock to decline.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 42% and 47% of our total revenue for the three months ended September 30, 2008 and 2007, respectively. Transactions with United States government agencies accounted for approximately 37% and 46% of our total revenue for the six months ended September 30, 2008 and 2007, respectively. Government sales entail a variety of risks including:

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

Professional services accounted for 23.3% and 27.6% of our total revenue for the six months ended September 30, 2008 and 2007, respectively.

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

In the six months ended September 30, 2008, 20.3% of our revenue, or $12.7 million, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2008	2,183	$9.74	2,183	958,795
August 1 – 31, 2008	—	—	—	958,795
September 1 – 30, 2008	60,000	13.51	60,000	898,795

Total	62,183	$13.38	62,183	898,795

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of September 30, 2008, we had repurchased 1,101,205 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of OPNET held on September 9, 2008, OPNET’s nominees for Class II Director for the ensuing three years were elected.

With respect to the election of the Class II Directors, the voting was as follows:

Nominee	Shares Voted For	Authority Withheld
Alain J. Cohen	16,787,939	570,065
Steven G. Finn	17,088,007	269,997

The following directors will continue to hold office until the 2009 Annual Meeting of Stockholders:

Marc A. Cohen and William F. Stasior

The following director will continue to hold office until the 2010 Annual Meeting of Stockholders:

Ronald W. Kaiser

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ MEL F. WESLEY
Date: November 6, 2008	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith