Form 10-Q
period 2008-12-31
OPNET TECHNOLOGIES INC
filed 2009-02-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of the registrant’s Common Stock outstanding on February 2, 2009 was 20,630,845.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$88,798	$71,410
Marketable securities	—	7,451
Accounts receivable, net of $454 and $154 in allowance for doubtful accounts at December 31, and March 31, 2008, respectively	24,681	20,780
Unbilled accounts receivable	5,820	5,366
Inventory	163	319
Deferred income taxes, prepaid expenses and other current assets	3,227	3,627

Total current assets	122,689	108,953

Marketable securities	—	6,968
Property and equipment, net	13,905	10,884
Intangible assets, net	6,715	8,633
Goodwill	14,639	14,639
Deferred income taxes and other assets	4,827	3,461

Total assets	$162,775	$153,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$790	$489
Accrued liabilities	11,302	8,555
Other income taxes	279	658
Deferred rent	327	326
Deferred revenue	28,404	28,722

Total current liabilities	41,102	38,750

Accrued liabilities	59	59
Deferred rent	2,671	1,762
Deferred revenue	2,561	1,772
Other income taxes	484	550

Total liabilities	46,877	42,893

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 27,785,897 and 27,576,355 shares issued at December 31, and March 31, 2008, respectively; 20,548,833 and 20,407,123 shares outstanding at December 31, and March 31, 2008, respectively	28	28
Additional paid-in capital	92,351	89,878
Retained earnings	39,641	34,838
Accumulated other comprehensive (loss) income	(978)	160
Treasury stock, at cost—7,237,064 and 7,169,232 shares at December 31, and March 31, 2008, respectively	(15,144)	(14,259)

Total stockholders’ equity	115,898	110,645

Total liabilities and stockholders’ equity	$162,775	$153,538

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
New software licenses	$13,578	$10,224	$40,525	$28,550
Software license updates, technical support and services	11,078	8,889	32,034	25,573
Professional services	6,859	6,904	21,408	20,217

Total revenue	31,515	26,017	93,967	74,340

Cost of revenue:
New software licenses	1,208	370	2,384	733
Software license updates, technical support and services	1,223	1,066	3,496	3,305
Professional services	4,911	4,886	15,992	13,778
Amortization of acquired technology and customer relationships	543	604	1,700	933

Total cost of revenue	7,885	6,926	23,572	18,749

Gross profit	23,630	19,091	70,395	55,591

Operating expenses:
Research and development	7,341	7,190	23,045	19,993
Sales and marketing	10,691	10,744	31,615	28,859
General and administrative	2,766	3,503	8,837	8,933

Total operating expenses	20,798	21,437	63,497	57,785

Income (loss) from operations	2,832	(2,346)	6,898	(2,194)
Interest and other income, net	265	902	1,060	2,953

Income (loss) before provision (benefit) for income taxes	3,097	(1,444)	7,958	759
Provision (benefit) for income taxes	1,135	(132)	3,155	123

Net income (loss)	$1,962	$(1,312)	$4,803	$636

Basic net income (loss) per common share	$0.10	$(0.06)	$0.24	$0.03

Diluted net income (loss) per common share	$0.10	$(0.06)	$0.23	$0.03

Basic weighted average common shares outstanding	20,315	20,273	20,267	20,389

Diluted weighted average common shares outstanding	20,652	20,273	20,578	20,711

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,803	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,154	2,650
Provision for losses on accounts receivable	387	26
Deferred income taxes	(1,159)	(458)
Non-cash stock-based compensation expense	1,152	1,125
Loss on disposition of fixed assets	24	—
Changes in assets and liabilities:
Accounts receivable	(4,742)	(283)
Inventory	808	(140)
Prepaid expenses and other current assets	(908)	326
Other assets	(491)	(134)
Accounts payable	301	195
Accrued liabilities	2,381	930
Accrued income taxes	1,283	(564)
Deferred revenue	471	3,240
Deferred rent	(184)	(79)
Excess tax benefit from exercise of stock options	(48)	(32)

Net cash provided by operating activities	8,232	7,438

Cash flows from investing activities:
Acquisition of certain assets from Network Physics	—	(10,005)
Purchase of property and equipment	(4,454)	(3,548)
Purchase of investments	—	(93,557)
Proceeds from sale/maturity of investments	14,800	97,878

Net cash provided by (used in) investing activities	10,346	(9,232)

Cash flows from financing activities:
Acquisition of treasury stock	(885)	(4,427)
Proceeds from exercise of common stock options	622	356
Excess tax benefit from exercise of stock options	48	32
Issuance of common stock under employee stock purchase plan	552	482

Net cash provided by (used in) financing activities	337	(3,557)

Effect of exchange rate changes on cash and cash equivalents	(1,527)	46

Net increase (decrease) in cash and cash equivalents	17,388	(5,305)
Cash and cash equivalents, beginning of period	71,410	34,766

Cash and cash equivalents, end of period	$88,798	$29,461

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC. The March 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2008 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Cash paid during the period:
Income tax payments	$2,513	$392	$2,918	$1,295
Non-cash financing and investing activities:
Change in unrealized gain on marketable securities	190	—	381	—
Restricted stock issued	35	9	597	613
Accrued liability for the purchase of property and equipment	74	92	74	92
Tenant improvement allowance received from landlord	—	—	1,095	—

2.	Significant Accounting Policies

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company views auction rate securities, or ARS, as Level 3 assets and municipal securities and money market funds as Level 1 assets.

The following table summarizes the composition of the Company’s marketable securities at March 31, 2008:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
	(in thousands)
Auction rate securities	$8,800	$—	$(381)	$8,419	$1,451	$6,968
Municipal securities	6,000	—	—	6,000	6,000	—

Total marketable securities	$14,800	$—	$(381)	$14,419	$7,451	$6,968

The Company held no marketable securities at December 31, 2008. The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash equivalents, at December 31, 2008:

		Fair Value Measurement at December 31, 2008 Using
	Total Fair Value at December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$78,173	$78,173	$—	$—

Total	$78,173	$78,173	$—	$—

At December 31, 2008, the Company grouped money market funds using a Level 1 valuation because market prices are readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2008, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not group any financials assets using a Level 2 or Level 3 valuation at December 31, 2008.

The following table summarizes the activity for the Company’s ARS measured at fair value using Level 3 inputs:

ARS
(in thousands)
Balance as of March 31, 2008	$8,419
Redemptions (at par) during nine months ended December 31, 2008	(8,800)
Total gains and losses:
Included in earnings (realized)	—
Change in unrealized gains included in accumulated other comprehensive income	381

Balance as of December 31, 2008	$—

All investments in ARS were considered Level 3 investments as of the date of adoption of SFAS No. 157.

On October 20, 2008, the Company elected to participate in a program offered by the investment advisor to repurchase all of its ARS for cash at par value plus accrued interest. As of December 31, 2008, all of the Company’s ARS had been repurchased as part of the program and, as of December 31, 2008 it did not hold any ARS and had no ARS impairment charges recorded on its balance sheet.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles,” or SFAS No. 162, which outlines the order of authority for the sources of accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on its results of operations or financial condition.

4.	Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,539,742 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, not to exceed an annual increase of 1,000,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2008 or calendar year 2009. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vest over one to four years from the date the restricted stock grants are approved by the Board of Directors. Restricted stock granted to non-employees under this plan generally vests either over one year from the date of the grant, or vests for less than a year from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2008 and 2007, excess tax benefits from the exercise of stock options were $1,000 and $9,000, respectively. For the nine months ended December 31, 2008 and 2007, excess tax benefits from the exercise of stock options were $48,000 and $32,000, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(in thousands)
Stock options	$4	$107	$169	$373
Restricted stock	247	168	673	424
ESPP	112	87	310	328

Total stock-based compensation	$363	$362	$1,152	$1,125

A summary of the total nonvested stock-based deferred compensation at December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Restricted stock	$1,614	$1,468
Stock options	3	272
ESPP	34	28

Total nonvested stock-based compensation	$1,651	$1,768

The cost of the nonvested restricted stock, stock options and ESPP at December 31, 2008 are expected to be recognized over a weighted average period of 1.0 year, 1.5 months and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,583,419	$10.89	—	$1,654	$7.63
Granted	—	$—	—	$—	$—
Exercised	(7,300)	$6.83	—	$35	$4.77
Forfeited or expired	(100)	$11.75	—	$—	$8.15

Outstanding at end of period	2,576,019	$10.90	3.17	$1,637	$7.63

Exercisable at end of period	2,575,394	$10.90	3.16	$1,636	$7.63
Nonvested at end of period and nonvested option expected to be exercised	625	$7.63	6.16	$1	$4.18

	Three Months Ended December 31, 2007
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,796,940	$10.78	—	$2,089	$7.55
Granted	—	$—	—	$—	$—
Exercised	(27,150)	$6.86	—	$93	$4.71
Forfeited or expired	(35,900)	$12.86	—	$1	$8.89

Outstanding at end of period	2,733,890	$10.79	4.18	$2,019	$7.56

Exercisable at end of period	2,655,864	$10.84	4.11	$1,990	$7.61
Nonvested at end of period	78,026	$9.00	6.60	$29	$6.00

	Nine Months Ended December 31, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79	—	$1,854	$7.56
Granted	—	$—	—	$—	$—
Exercised	(88,552)	$7.02	—	$444	$4.92
Forfeited or expired	(55,550)	$11.86	—	$4	$8.42

Outstanding at end of period	2,576,019	$10.90	3.17	$1,637	$7.63

Exercisable at end of period	2,575,394	$10.90	3.16	$1,636	$7.63
Nonvested at end of period	625	$7.63	6.16	$1	$4.18

	Nine Months Ended December 31, 2007
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,841,065	$10.73	—	$2,217	$7.51
Granted	—	$—	—	$—	$—
Exercised	(58,475)	$6.09	—	$252	$4.24
Forfeited or expired	(48,700)	$12.79	—	$1	$8.91

Outstanding at end of period	2,733,890	$10.79	4.18	$2,019	$7.56

Exercisable at end of period	2,655,864	$10.84	4.11	$1,990	$7.61
Nonvested at end of period	78,026	$9.00	6.60	$29	$6.00

During the three months ended December 31, 2008, no stock options vested or were granted.

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

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the statement of operations in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. Substantially all of the Company’s stock options are fully vested, and it expects all remaining unvested options outstanding to vest. As a result, during the nine months ended December 31, 2008, the Company adjusted its expected forfeiture rate to reflect actual stock option forfeitures. The adjustment of the Company’s forfeiture rate did not have a significant impact on the financial statements.

During the three months ended December 31, 2008 and 2007, respectively, the Company received proceeds of approximately $50,000 and $186,000 and issued 7,300 and 27,150 shares of common stock, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2008 and 2007, respectively, the Company received proceeds of approximately $622,000 and $356,000 and issued 88,552 and 58,475 shares of common stock, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31, 2008		Nine Months Ended December 31, 2008
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	235,379	$11.05	213,177	$11.07
Granted	3,191	$11.41	55,605	$11.14
Vested	(9,633)	$13.45	(36,530)	$11.95
Forfeited	—	$—	(3,315)	$10.85

Nonvested at end of period	228,937	$10.95	228,937	$10.95

	Three Months Ended December 31, 2007		Nine Months Ended December 31, 2007
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	184,494	$11.73	127,213	$12.14
Granted	1,049	$9.53	58,845	$10.83
Vested	(4,861)	$13.80	(4,861)	$13.80
Forfeited	(125)	$—	(640)	$—

Nonvested at end of period	180,557	$11.66	180,557	$11.66

ESPP

During the nine months ended December 31, 2008 and 2007, respectively, employees purchased 68,700 and 54,590 shares of common stock under the ESPP, resulting in proceeds to the Company of approximately $552,000 and $482,000, respectively.

5.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Net income (loss) (numerator):
Basic and diluted net income (loss)	$1,962	$(1,312)	$4,803	$6,386

Shares (denominator):
Weighted average basic shares outstanding	20,315,256	20,272,622	20,267,311	20,389,299
Plus:
Effect of other dilutive securities—options	274,918	—	260,215	295,359
Effect of other dilutive securities—unvested stock	61,477	—	50,697	26,816

Weighted average diluted shares outstanding	20,651,651	20,272,622	20,578,223	20,711,474

Net income (loss) per common share:
Basic	$0.10	$(0.06)	$0.24	$0.03
Diluted	$0.10	$(0.06)	$0.23	$0.03

The weighted average diluted shares outstanding is not affected during any period where the exercise price of a stock option is greater than the average market price. Options for the purchase of 1,211,790 and 1,835,394 common shares were excluded from the weighted average diluted shares outstanding for the three months ended December 31, 2008 and 2007, respectively, because their effect was anti-dilutive. Options for the purchase of 1,730,590 and 1,236,590 common shares were excluded from the weighted average diluted shares outstanding for the nine months ended December 31, 2008 and 2007, respectively, because their effect was anti-dilutive.

6.	Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $23,000 and $1,780,000 to purchase 2,314 and 201,272 shares during the three months ended December 31, 2008 and 2007, respectively, at average prices of $9.84 and $8.92 per share, respectively. The Company expended $885,000 and $4.4 million to purchase 67,832 and 449,048 shares during the nine months ended December 31, 2008 and 2007, respectively, at average prices of $13.05 and $9.85 per share, respectively. During the three months ended December 31, 2008 and 2007, 2,314 and 1,272, respectively, of the shares repurchased were shares of restricted stock withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. During the nine months ended December 31, 2008 and 2007, 7,832 and 1,272, respectively, of the shares repurchased were shares of restricted stock withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. As of December 31, 2008, the Company has expended an aggregate of $11.0 million to purchase 1,103,519 shares of common stock at an average price of $10.01 per share under this program.

7.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The Chief Executive Officer evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 31% and 34% of total revenue for the three months ended December 31, 2008 and 2007, respectively. Revenue from transactions with United States government agencies was approximately 35% and 42% of total revenue for the nine months ended December 31, 2008 and 2007, respectively. No single customer accounted for 10% or more of revenue for the three or nine months ended December 31, 2008 and 2007. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. Substantially all assets were held in the United States at December 31, and March 31, 2008. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands)
Geographic Area:
United States	$24,566	$20,025	$74,368	$59,701
International	6,949	5,992	19,599	14,639

Total revenue	$31,515	$26,017	$93,967	$74,340

Geographic Area:
United States	77.9%	77.0%	79.1%	80.3%
International	22.1%	23.0%	20.9%	19.7%

Total revenue	100.0%	100.0%	100.0%	100.0%

8.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$1,962	$(1,312)	$4,803	$636
Foreign currency translation adjustments	(985)	4	(1,519)	65
Unrealized gain on marketable securities	190	—	381	—

Total comprehensive income (loss)	$1,167	$(1,308)	$3,665	$701

9.	Commitments and Contingencies

The Internal Revenue Service, or IRS, examined the Company’s federal corporate income tax returns for fiscal 2002 and 2003. The Company reached an agreement with respect to the amount of research and development tax credits that it claimed on the Company’s tax returns for those years. As a result of this agreement, the Company reduced the amount of the research and development tax credits claimed on its tax returns for fiscal 2002 and 2003 by approximately $350,000 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on its tax returns for fiscal 2002 and 2003. The IRS asserted that revenue associated with certain contracts reported on the Company’s fiscal year 2003 tax return should have been included in taxable income on its tax return for the fiscal 2002. The Company appealed the IRS assertion and took the position that no tax deficiencies existed as a result of the timing of revenue associated with certain contracts. IRS Appeals agreed with the Company and issued a letter dated January 21, 2009 stating that no tax deficiencies exist relating to the revenue with respect to certain contracts for the years in issue. No further action is required.

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of December 31, 2008, the Company has not recorded any liabilities related to these indemnifications.

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

10.	Income Taxes

The Company’s effective tax rate was 36.6% and 9.2% for the three months ended December 31, 2008 and 2007, respectively. The Company’s effective tax rate was 39.6% and 16.2% for the nine months ended December 31, 2008 and 2007, respectively. For the three and nine months ended December 31, 2008, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the US and foreign tax rates, research and development credits and the domestic production activities deduction. The increase in the Company’s effective tax rate for the three and nine months ended December 31, 2008, as compared to the same period in the prior fiscal year, was primarily due to a significant increase in the Company’s book income for the three and nine month periods ended December 31, 2008, which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year. In addition, the Company did not earn tax exempt interest income during the three and nine months ended December 31, 2008. During the three and nine months ended December 31, 2007, the Company earned $302,000 and $1.0 million, respectively, of tax exempt income.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY03 – FY08
Belgium	FY04 – FY08
France	FY05 – FY08
Germany	FY04 – FY08
United Kingdom	FY07 – FY08
United States	FY02 – FY03
United States	FY06 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and nine months ended December 31, 2008 and 2007, should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Part II, Item 1A – “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and the purchase price for hardware platforms associated with the delivery of some software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the nine months ended December 31, 2008, perpetual licenses represented approximately 90% of our software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of software licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new software products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities and, to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, especially during the current economic conditions, we expect to need to closely control the increases in our total expenses as we implement these strategies.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended December 31, 2008, or Q3 fiscal 2009, as compared to the three months ended September 30, 2008, or Q2 fiscal 2009, we experienced a decrease in total revenue, gross profit, income from operations, net income, and cash flow from operations. We generated an increase in cash, cash equivalents, and deferred revenue.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	December 31, 2008	September 30, 2008	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$31,515	$32,358	$(843)	(2.6)%
Total cost of revenue	$7,885	$7,831	$54	0.6%
Gross profit	$23,630	$24,527	$(897)	(3.7)%
Gross profit as a percentage of total revenue (gross margin)	75.0%	75.8%
Total operating expenses	$20,798	$21,406	$(608)	(2.8)%
Income from operations	$2,832	$3,121	$(289)	(9.3)%
Income from operations as a percentage of total revenue (operating margin)	9.0%	9.6%
Net income	$1,962	$2,034	$(72)	(3.5)%
Diluted net income per common share	$0.10	$0.10	$—	0.0%
Total employees (period end)	576	556	20	3.6%
Total average employees	567	556	11	2.0%
Total consultants (period end)	120	118	2	1.7%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	71	71	—	0.0%

Financial Condition and Liquidity Data:
Cash, cash equivalents and marketable securities (period end)	$88,798	$87,736	$1,062	1.2%
Cash flows provided by operating activities	$3,218	$5,121	$(1,903)	(37.2)%
Total deferred revenue (period end)	$30,965	$29,657	$1,308	4.4%

Our decline in total revenue in Q3 fiscal 2009 from Q2 fiscal 2009 was due to a decrease in revenue from new software licenses of $433,000, a decrease in revenue from professional services of $273,000 and a decrease in revenue from license updates, technical support and services revenue of $137,000. The decline in revenue from new software licenses was the result of a decline in revenue from United States government customers, mostly offset by an increase in revenue from corporate enterprise customers. The decline in revenue from professional services was the result of a decline in revenue from service provider customers, partially offset by an increase in revenue from corporate enterprise customers. The decline in revenue from license updates, technical support and services was primarily the result of the British Pound weakening against the United States Dollar during Q3 fiscal 2009 as compared to Q2 fiscal 2009, which resulted in a decline in revenue recognized from British Pound-denominated maintenance contracts. Total revenue generated from sales to United States government customers decreased by $3.9 million during Q3 fiscal 2009 as compared to Q2 fiscal 2009. The percentage of total revenue from United States government customers decreased to 30.6% in Q3 fiscal 2009 from 41.7% in Q2 fiscal 2009. The decrease in revenue from United States government customers was expected, as Q2 fiscal 2009 is a seasonally strong quarter for United States government customers due to their September 30 fiscal year-end.

Our international revenue increased 8.3% to $6.9 million for Q3 fiscal 2009 as compared to Q2 fiscal 2009. As a percentage of total revenue, international revenue grew from 19.8% to 22.1%. The growth in international revenue was primarily generated by growth in revenue from corporate enterprise customers, partially offset by a decline in revenue from service provider customers. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q3 fiscal 2009. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit decreased $897,000, or 3.7%, to $23.6 million for Q3 fiscal 2009 from $24.5 million for Q2 fiscal 2009, and our gross margin for Q3 fiscal 2009 decreased to 75.0% from 75.8% for Q2 fiscal 2009. The decrease in gross profit and gross margin was largely the result of a $661,000 increase in the costs of new software licenses driven by a $757,000 increase in the costs of hardware platforms used to deliver certain software solutions and, to a lesser extent, a $433,000 decrease in revenue from new software licenses, partially offset by a $643,000 decrease in the cost of professional services. In December 2008, we released a new version of our ACE Live solution that has a significantly higher sales price and cost of sale than our other ACE Live solutions, as the hardware platform associated with the solution is more costly for the manufacturer to produce. Gross margin on new software license revenue, software license updates, technical support and services revenue and professional services revenue for Q3 fiscal 2009 was 91.1%, 89.0%, and 28.4%, respectively. Changes in revenue from software license updates, technical support and services revenue and revenue from new software license have more impact on gross profit than changes in revenue from professional services, as a result of their higher gross margins.

Our operating margin decreased to 9.0% during Q3 fiscal 2009 from 9.6% during Q2 fiscal 2009. The decrease in operating margin during Q3 fiscal 2009 as compared to Q2 fiscal 2009 was largely the result of an $843,000 decrease in total revenue, partially offset by a $608,000 decrease in operating expenses.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment and the tightening of the credit market could make it more difficult to generate revenue domestically and internationally. We expect future growth opportunities in revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We also believe the increase in the proportion of sales of our application performance management solutions as compared to our other solutions may decrease demand for our consulting implementation services, as our application performance management solutions generally require less time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

International Revenue. Our international sales are affected by the mix of direct and indirect sales channels and our ability to increase sales to corporate enterprises. We believe that these factors will affect the timing of sales orders as well as our ability to forecast future revenue. As a result, we expect our international revenue in absolute dollars and as a percentage of total revenue to fluctuate from quarter to quarter.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from new software licenses, as revenue from new software licenses and revenue from software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services. We anticipate an increase in the cost of new software license revenue related to the cost of hardware necessary to deliver our ACE Live software products. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods could also affect our gross profit margin.

Research and Development Expenses. We believe that investments in research and development will be necessary to maintain our competitive position, broaden our product lines and support channel initiatives, enhance the features and functionality of our current products, and win market share from our competitors. We anticipate hiring additional engineers, and we expect to incur additional research and development expenses in connection with such new hires. We expect that the absolute dollar amount of research and development expenditures will continue to grow but could generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We plan to modestly increase quota-carrying sales persons in the near term to pursue our business plan. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase both in absolute dollars and as a percentage of total revenue in future periods.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Because a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would hurt our operating margin and earnings.

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates we make with respect to these and other items that require our estimates.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
New software licenses	43.1%	39.3%	43.1%	38.4%
Software license updates, technical support and services	35.1	34.2	34.1	34.4
Professional services	21.8	26.5	22.8	27.2

Total revenue	100.0	100.0	100.0	100.00

Cost of revenue:
New software licenses	3.8	1.4	2.6	1.0
Software license updates, technical support and services	3.9	4.1	3.7	4.4
Professional services	15.6	18.8	17.0	18.5
Amortization of acquired technology and customer relationships	1.7	2.3	1.8	1.3

Total cost of revenue	25.0	26.6	25.1	25.2

Gross profit	75.0	73.4	74.9	74.8

Operating expenses:
Research and development	23.3	27.6	24.5	27.0
Sales and marketing	33.9	41.3	33.7	38.8
General and administrative	8.8	13.5	9.4	12.0

Total operating expenses	66.0	82.4	67.6	77.8

Income (loss) from operations	9.0	(9.0)	7.3	(3.0)
Interest and other income, net	0.8	3.5	1.2	4.0

Income (loss) before provision (benefit) for income taxes	9.8	(5.5)	8.5	1.0
Provision (benefit) for income taxes	3.6	(0.5)	3.4	0.1

Net income (loss)	6.2%	(5.0)%	5.1%	0.9%

Revenue

New Software License Revenue. New software license revenue was $13.6 million and $10.2 million for the three months ended December 31, 2008 and 2007, respectively, representing an increase of 32.8%. The increase in new software license revenue for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was due largely to an increase in revenue from service provider customers and, to a lesser extent, corporate enterprise customers. The increase was primarily due to an increase in revenue from our ACE Live software, which was first released in December of 2007. New software license revenue was $40.5 million and $28.6 million for the nine months ended December 31, 2008 and 2007, respectively, representing an increase of 41.9%. The increase in new software license revenue for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was due largely to an increase in revenue from corporate enterprise and service provider customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $11.1 million and $8.9 million for the three months ended December 31, 2008 and 2007, respectively, representing an increase of 24.6%. Software license updates, technical support and services revenue was $32.0 million and $25.6 million for the nine months ended December 31, 2008 and 2007, respectively, representing an increase of 25.3%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and nine months ended December 31, 2008, as compared to the same periods in fiscal 2008, reflected increases in our overall customer base.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Consulting services revenue	$6,614	$6,655	$20,840	$19,679
Training revenue	245	249	568	538

Professional services revenue	$6,859	$6,904	$21,408	$20,217

Professional services revenue was $6.9 million for the three months ended December 31, 2008 and 2007. Consulting services revenue accounted for 96.4% of professional services revenue for the three months ended December 31, 2008 and 2007. Professional services revenue was $21.4 million and $20.2 million for the nine months ended December 31, 2008 and 2007, respectively, representing an increase of 5.9%. Consulting services revenue accounted for 97.3% of professional services revenue for the nine months ended December 31, 2008 and 2007. The slight decrease in professional services revenue for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely due to a decrease in revenue from network equipment manufacturers, partially offset by an increase in revenue from service provider customers. We also believe the increase in the proportion of sales of our application performance management solutions as compared to our other solutions have decreased demand for our consulting implementation services, as our application performance management solutions generally require less time to implement. The increase in professional services revenue for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely due to an increase in revenue from service provider customers and, to a lesser extent, corporate enterprise customers.

International Revenue.

Our international revenue was $6.9 million and $6.0 million for the three months ended December 31, 2008 and 2007, respectively, representing an increase of 16.0%. Our international revenue decreased as a percentage of total revenue to 22.1% for the three months ended December 31, 2008 from 23.0% for the same period in fiscal 2008. The absolute dollar increase in our international revenue for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely the result of an increase in revenue from service provider customers and network equipment manufacturers, partially offset by a decrease in revenue from corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three months ended December 31, 2008 and 2007. Our international revenue was $19.6 million and $14.6 million for the nine months ended December 31, 2008 and 2007, respectively, representing an increase of 33.9%. Our international revenue increased as a percentage of total revenue to 20.9% for the nine months ended December 31, 2008 from 19.7% for the same period in fiscal 2008. The increase in our international revenue for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was primarily the result of an increase in revenue from service provider customers, and to a lesser extent, revenue from international government customers, partially offset by a decrease in revenue from corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the nine months ended December 31, 2008 and 2007. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Cost of Revenue:	2008	2007	2008	2007
New software licenses	8.9%	3.6%	5.9%	2.6%
Software license updates, technical support and services	11.0	12.0	10.9	12.9
Professional services	71.6	70.8	74.7	68.2

Cost of new software license revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, and, to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low cost of delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $1.2 million and $370,000 for the three months ended December 31, 2008 and 2007, respectively. The increase in costs was the result of an $800,000 increase in hardware costs associated with hardware platforms necessary to deliver some software products. Gross margin on software license revenue decreased to 91.1% for the three months ended December 31, 2008, compared to 96.4% for the same period in fiscal 2008 as a result of the increase in hardware costs. Cost of software license revenue was $2.4 million and $733,000 for the nine months ended December 31, 2008 and 2007, respectively. The increase in costs was primarily the result of $1.5 million related to hardware platforms associated with the delivery of some software products and an increase in partner referral fees of $125,000. Gross margin on software license revenue decreased to 94.1% for the nine months ended December 31, 2008, compared to 97.4% for the same period in fiscal 2008 as a result of the increase in hardware costs. The decrease in gross margin for the three and nine months ended December 31, 2008, as compared to the same periods in the prior fiscal year, is largely the result of costs associated with hardware platforms necessary to deliver some software products that were released during the three months ended December 31, 2007.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $1.2 million and $1.1 million for the three months ended December 31, 2008 and 2007, respectively. The increase in the cost of software license updates, technical support and services revenue for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely the result of an increase in royalties associated with the sale of software license updates. Gross margin on software license updates, technical support and services revenue increased to 89.0% for the three months ended December 31, 2008, from 88.0% for the same period in fiscal 2008. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $4,000 and $5,000 for the three months ended December 31, 2008 and 2007, respectively. Cost of software license updates, technical support and services revenue was $3.5 million and $3.3 million for the nine months ended December 31, 2008 and 2007, respectively. The increase in the cost of software license updates, technical support and services revenue for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was the result of an increase in compensation costs related to an increase in personnel necessary for us to provide support to our customers. Gross margin on software license updates, technical support and services revenue increased to 89.1% for the nine months ended December 31, 2008, from 87.1% for the same period in fiscal 2008. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $16,000 and $15,000 for the nine months ended December 31, 2008 and 2007, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.9 million for the three months ended December 31, 2008 and 2007, respectively. Gross margin on professional services revenue decreased to 28.4% for the three months ended December 31, 2008 from 29.2% for the same period in fiscal 2008. The decrease in gross margin for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was primarily the result of a decrease in the effective billing rates of some consulting projects. Stock-based compensation expense allocated to cost of professional services was $26,000 and $31,000 for the three months ended December 31, 2008 and 2007, respectively. Cost of professional services revenue was $16.0 million and $13.8 million for the nine months ended December 31, 2008 and 2007, respectively. The increase in cost of professional services revenue for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely due to an increase in compensation expense related to consulting overhead and direct labor costs allocated to professional services as a result of resources used to complete several large consulting projects. Gross margin on professional services revenue decreased to 25.3% for the nine months ended December 31, 2008 from 31.9% for the same period in fiscal 2008. The decrease in gross margin for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely the result of a decrease in the effective billing rates of several large consulting projects, and to a lesser extent, an increase in compensation expense. Stock-based compensation expense allocated to cost of professional services was $85,000 and $109,000 for the nine months ended December 31, 2008 and 2007, respectively.

Operating Expenses

Research and Development. Research and development expenses were $7.3 million and $7.2 million for the three months ended December 31, 2008 and 2007, respectively, representing an increase of 2.1%. The increase in expenses for the three months ended December 31, 2008, as compared to the same period in fiscal 2008, was largely due to higher compensation and facility costs resulting from increased staffing levels for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $139,000 and $129,000 for the three months ended December 31, 2008 and 2007, respectively. Research and development expenses were $23.0 million and $20.0 million for the nine months ended December 31, 2008 and 2007, respectively, representing an increase of 15.3%. The increase in expenses for the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, was due to higher compensation costs resulting from increased staffing levels required for developing new products as well as sustaining and upgrading existing products, and to a lesser extent, higher costs associated with discretionary compensation and facilities costs. Stock-based compensation expense allocated to research and development was $441,000 and $400,000 for the nine months ended December 31, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $10.7 million for the three months ended December 31, 2008 and 2007, respectively. Stock-based compensation expense allocated to sales and marketing was $85,000 and $91,000 for the three months ended December 31, 2008 and 2007, respectively. Sales and marketing expenses were $31.6 million and $28.9 million for the nine months ended December 31, 2008 and

2007, respectively, representing an increase of 9.5%. The increase in expense was due to higher commission expense as a result of achieving an increase in bookings, higher personnel costs as a result of increased staffing levels necessary to pursue our business plan, and higher discretionary compensation costs. Stock-based compensation expense allocated to sales and marketing was $283,000 and $284,000 for the nine months ended December 31, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses were $2.8 million and $3.5 million for the three months ended December 31, 2008 and 2007, respectively, representing a decrease of 21.1%. The decrease in expense was largely the result of $718,000 of transaction-related costs expensed during the three months ended December 31, 2007 in connection with the acquisition of specified assets of Network Physics in October 2007. Stock-based compensation expense allocated to general and administrative expense was $109,000 and $106,000 for the three months ended December 31, 2008 and 2007, respectively. General and administrative expenses were $8.8 million and $8.9 million for the nine months ended December 31, 2008 and 2007, respectively, representing a decrease of 1.1%. The decrease in expense for the nine month period was largely the result of a decrease in professional services costs partially offset by an increase in compensation. Stock-based compensation expense allocated to general and administrative expense was $327,000 and $317,000 for the nine months ended December 31, 2008 and 2007, respectively.

Interest and Other Income, net. Interest and other income, net, was $265,000 and $902,000 for the three months ended December 31, 2008 and 2007, respectively. Interest and other income, net, was $1.1 million and $3.0 million for the nine months ended December 31, 2008 and 2007, respectively. The decrease in interest and other income, net, for the three and nine months ended December 31, 2008, as compared to the same periods in fiscal 2008, was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and, to a lesser extent, a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 36.6% and 9.2% for the three months ended December 31, 2008 and 2007, respectively. Our effective tax rate was 39.6% and 16.2% for the nine months ended December 31, 2008 and 2007, respectively. For the three and nine months ended December 31, 2008, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the US and foreign tax rates, research and development credits and the domestic production activities deduction. The increase in our effective tax rate for the three and nine months ended December 31, 2008, as compared to the same period in the prior fiscal year, was primarily due to a significant increase in our book income for the three and nine month periods ended December 31, 2008, which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year. In addition, we did not earn tax exempt interest income during the three and nine months ended December 31, 2008. During the three and nine months ended December 31, 2007, the Company earned $302,000 and $1.0 million, respectively, of tax exempt income.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of December 31, 2008, we had cash and cash equivalents totaling $88.8 million. As of March 31, 2008, we held auction rate securities, or ARS, totaling $8.8 million at par value, which were classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS were primarily collateralized by United States government-backed student loans and were rated AAA or AA. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS experienced failed auctions. While we continued to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximated par value. Based on our analysis and our belief that the ARS were of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the six months ended September 30, 2008, $2.2 million of the ARS were redeemed at par. On October 20, 2008, we elected to participate in a program offered by the investment advisor to repurchase all of our ARS for cash at par value plus accrued interest. As of December 31, 2008, all of our ARS had been repurchased as part of the program and, as of December 31, 2008 we did not hold any ARS and had no ARS impairment charges recorded on our balance sheet.

Net cash provided by operating activities was $8.2 million and $7.4 million for the nine months ended December 31, 2008 and 2007, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to an increase in net income, accrued liabilities and deferred revenue which was partially offset by an increase in accounts receivable.

Net cash provided by investing activities was $10.3 million for the nine months ended December 31, 2008. Net cash used in investing activities was $9.2 million for the nine months ended December 31, 2007. Investing activities include the purchase, sale or maturity of marketable securities, purchase of technology and expenditures for property and equipment. For the nine months ended December 31, 2008, we used funds of $4.5 million to purchase property and equipment and received proceeds of $14.8 million from the sale or maturity of investments. For the nine months ended December 31, 2007, we used funds of $10.0 million to purchase specified assets from Network Physics, funds of $93.6 million to purchase marketable securities, and funds of $3.5 million to purchase property and equipment. We received proceeds of $97.9 million from the sale or maturity of investments for the nine months ended December 31, 2007.

Net cash provided by financing activities was $337,000 for the nine months ended December 31, 2008. Net cash used in financing activities was $3.6 million for the nine months ended December 31, 2007. We used $885,000 and $4.4 million to acquire 67,832 and 449,048 shares of treasury stock during the nine months ended December 31, 2008 and 2007, respectively. During the nine months ended December 31, 2008 and 2007, 7,832 and 1,272 shares, respectively, were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the quarter. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the nine months ended December 31, 2008 and 2007, respectively, we received proceeds of approximately $622,000 and $356,000 and issued 88,552 and 58,475 shares of common stock, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2008 and 2007, respectively, we received proceeds of approximately $552,000 and $482,000 and issued 68,700 and 54,590 shares of common stock, pursuant to issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2008 and 2007, excess tax benefits from the exercise of stock options were $48,000 and $32,000, respectively.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN No. 48, is reported on our condensed consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our FIN No. 48 liability from the period March 31, 2008, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) Period from March 31, 2008
Contractual Obligations and FIN No. 48 Liability	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Facilities Operating Lease Obligations	$30,063	$4,978	$10,062	$4,103	$10,920
Purchase Obligations	298	134	164	—	—
FIN No. 48 Liability	763	279	388	96	—

Total	$31,124	$5,391	$10,614	$4,199	$10,920

As of December 31, 2008, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

We believe that our current cash and cash equivalents, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

The Internal Revenue Service, or IRS, examined our federal corporate income tax returns for fiscal 2002 and 2003. We reached an agreement with respect to the amount of research and development tax credits that we claimed on our tax returns for those years. As a result of this agreement, we reduced the amount of the research and development tax credits claimed on our tax returns for fiscal 2002 and 2003 by approximately $350,000 in aggregate. The IRS also asserted tax deficiencies related to the timing of revenue reported on our tax returns for fiscal 2002 and 2003. The IRS asserted that revenue associated with certain contracts reported on our fiscal year 2003 tax return should have been included in taxable income on our tax return for fiscal 2002. We appealed the IRS assertion and took the position that no tax deficiencies existed as a result of the timing of revenue associated with certain contracts. IRS Appeals agreed with us and issued a letter dated January 21, 2009 stating that no tax deficiencies exist relating to the revenue with respect to certain contracts for the years in issue. No further action is required.

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

At December 31, 2008, we had $88.8 million in cash and cash equivalents. As of March 31, 2008, we held auction rate securities, or ARS, totaling $8.8 million at par value, which were classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS were primarily collateralized by United States government-backed student loans and were rated AAA or AA. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS experienced failed auctions. While we continued to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximated par value. Based on our analysis and our belief that the ARS were of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the six months ended September 30, 2008, $2.2 million of the ARS were redeemed at par. On October 20, 2008, we elected to participate in a program offered by the investment advisor to repurchase all of our ARS for cash at par value plus accrued interest. As of December 31, 2008, all of our ARS had been repurchased as part of the program and, as of December 31, 2008 we did not hold any ARS and had no ARS impairment charges recorded on our balance sheet. Based on our cash and cash equivalents as of December 31, 2008, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $888,000.

At December 31, 2008, $78.2 million of our $88.8 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2008 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

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

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2008. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on June 9, 2008, or the Annual Report, and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2008, as filed with the SEC on November 6, 2008, or the Quarterly Report, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report, as supplemented by our Quarterly Report, except as noted below.

General economic conditions, including concerns regarding the depth and duration of the global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may cause our customers to postpone or forgo technology investments and could have other impacts, any of which could hurt our business, operating results and cash flow.

Our products are designed to enhance our customers’ ability to manage their networks and applications. However, a general slowdown or recession in the global economy, or in a particular region, or business or industry sector, such as the financial services sector, or tightening of credit markets, could cause our customers to

•	have difficulty accessing credit sources,

•	delay contractual payments, and

•	postpone or forgo decisions to purchase our products and services.

The global economy is currently experiencing a severe recession, which has negatively impacted our product and services revenue. We cannot provide any assurance that the global recession and credit crisis will not continue or become more severe. The longer these conditions persist or intensify, the greater the probability that these factors could hurt our business, operating results and cash flow.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2008	2,203	$9.78	2,203	896,592
November 1 – 30, 2008	111	$11.04	111	896,481
December 1 – 31, 2008	—	$—	—	896,481

Total	2,314	$9.84	2,314	896,481

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of December 31, 2008, we had repurchased 1,103,519 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ MEL F. WESLEY
Date: February 5, 2009	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.