Form 10-K
period 2009-03-31
OPNET TECHNOLOGIES INC
filed 2009-06-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Registrant’s telephone number, including area code: (240) 497-3000

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2008, as reported on the NASDAQ Global Select Market, was approximately $114,393,391. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 2, 2009 was 20,670,562.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2010.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 5, 2009. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 5, 2009.

Fiscal Year Convention

The years ended March 31, 2009, 2008, and 2007, are referred to as “fiscal 2009,” “fiscal 2008,” and “fiscal 2007,” respectively, in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, or Annual Report, the “Company” “we,” “us,” and “our” refer to OPNET Technologies, Inc. and its wholly owned subsidiaries unless the context otherwise indicates.

OPNET Technologies, Inc. is a provider of software products and related services for managing networks and applications. Our software products address application performance management, network planning, engineering and operations, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems, and improve competitiveness.

OPNET differentiates itself from traditional providers of network and application management products by focusing on analytics and producing actionable results. Traditional application and network management products focus on data collection and monitoring. These systems typically report on historical trends and the status of networks and systems. They are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies. While they provide useful information, they do not automate the next important step, which is analyzing collected data to transform it into actionable information. OPNET’s analysis capabilities drive the rapid resolution of performance problems, and also proactively prevent problems from occurring. These problems include, for example, network configuration errors, network congestion, poor interaction between the network and applications, inefficient use of the network by applications, application bugs, and database inefficiencies. We believe that OPNET’s analytics and real-time performance monitoring can significantly improve the performance and availability of mission-critical networks and applications.

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

We market focused software products for each of our target markets. We sell our products to both Fortune 1000 and mid-size companies. Some examples of our customers include:

•

corporate enterprises, such as BNP Paribas, CSX Corporation, GEICO Insurance, GlaxoSmithKline, GoDaddy.Com, The Hershey Company, IBM Global Services, Medtronic, Moody’s, NBC Universal, Saudi Aramco, and T. Rowe Price;

•

government agencies, such as the Federal Bureau of Investigations, the Federal Communications Commission, the Internal Revenue Service, the United States Department of Defense, the United States Department of Homeland Security, and the United States Government Accountability Office; and

•	service providers, such as British Telecom, France Telecom, Cox Communications, Deutsche Telekom, NTT, Telus, and Videotron; and

•	network equipment manufacturers, such as Cisco Systems, Ericsson, Research in Motion, and Samsung.

Industry Background

Growth and Increased Complexity of Networks and Dependence on Applications

Organizations rely on networks and enterprise software applications to successfully execute their strategies. The increasing use of applications, such as enterprise resource planning, business intelligence, corporate intranets, e-mail, web meetings, virtualization, portals, web services, voice over IP, wireless, and streaming multimedia has resulted in significant growth in underlying network and application infrastructures. In addition, the proliferation and widespread adoption of the Internet and web services architectures have expanded the role of networks beyond organizational boundaries.

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

IT infrastructures are sophisticated, dynamic systems that evolve on a daily basis. Applications are typically distributed across many clients, servers, and network segments. New and enhanced business applications are regularly being deployed and re-deployed. The geographic distribution of users relative to IT services shifts due to the consolidation of organizations and resources. Traffic levels exhibit steady growth, necessitating constant evaluation of and improvements to the underlying network infrastructure in order to maintain business and application performance. However, due to the dependencies among network, server, and application configurations, it is very difficult for IT professionals to identify the true root cause of performance problems when they occur. The data required to diagnose problems is often difficult to obtain, and processes for analyzing this data are often manual and time consuming, requiring significant experience and expertise. When an end-user experiences performance problems with an important business application, the challenge facing a typical IT manager is to determine: whether there is enough bandwidth available; whether the database server has enough capacity; whether network routing protocols are tuned properly; whether protocols on the client and server are likewise tuned properly; and whether the application was designed and implemented efficiently with end-user performance in mind.

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

Market Opportunity for OPNET Software Products

Organizations need network and application management software products that possess the analytics required to overcome the limitations of traditional tools for rapidly detecting and resolving complex problems and proactively preventing problems from occurring. OPNET software products are focused on these areas. Our software products have embedded knowledge and operational understanding of networks, applications, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require software products like ours to:

•	reduce down time of mission critical applications;

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk, enabling faster deployment of critical, IT-dependent strategic business initiatives.

We believe the value proposition from OPNET software products apply to a broad range of potential customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers, internet service providers, or ISPs, and managed service providers, or MSPs; and

•	network equipment manufacturers.

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

OPNET Software Products

Our software products use a variety of advanced technologies to support the analysis of application, network, and server performance under a wide range of current and future operating conditions. Many OPNET software products share a significant amount of core software based on an open architecture. Our software architecture enables us to create new software more efficiently, to foster interoperability of our software products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information. We also deliver extensive cross-product integration, to enable our users to realize added value when products are deployed together.

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

•

ACE Live was introduced in November 2007 following OPNET’s acquisition of specified assets from Network Physics. ACE Live performs real-time end user experience monitoring, leveraging on-board analytics to quickly determine the root source of application performance problems. ACE Live is a hardware appliance, and can also be deployed as a software solution on an existing PC or server, or on selected models of the Riverbed Steelhead solution for accelerating application traffic over a wide area network.

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

•

nCompass for Enterprises was first introduced in September 2003 as NETCOP. It provides enterprises with centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. nCompass for Enterprises provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

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

•

nCompass for Service Providers was first introduced in September 2003 as NETCOP. nCompass for Service Providers provides service providers with centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. nCompass for Service Providers provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

•

SP Sentinel was first introduced in August 2004. SP Sentinel provides automated and continuous network configuration integrity and security auditing for service providers, and proactive change validation.

•	ACE Live is used by service providers who deliver managed network and data center services to enterprises to ensure application performance.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

•

OPNET Modeler was OPNET’s first product, introduced in 1987. OPNET Modeler is a network modeling and simulation product. It enables users to evaluate how networking equipment, communications technologies, systems, and protocols will perform under simulated network conditions.

•	Modeler Wireless Suite is based on OPNET Modeler, and incorporates additional functionality germane to wireless network R&D organizations.

•	Modeler Wireless Suite for Defense is based on OPNET Modeler, and incorporates additional functionality that supports unique network R&D undertaken by the defense community.

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

Customers

For fiscal 2009, 2008, and 2007 we generated 21.1%, 20.2% and 21.1%, respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2009, 2008 or 2007. As of March 31, 2009, 98% of our property and equipment were held inside the United States. As of March 31, 2009, all of our intangible assets were held inside the United States. Note 15 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2009, 2008 and 2007, revenue from transactions with United States government agencies was approximately 35%, 41% and 43%, respectively, of our total revenue. Government sales are subject to a variety of risks, including appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions and a decline in government spending.

Sales and Marketing

We sell our software products and related services through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEMs, and value-added resellers, or VARs. To date, OEMs and VARs have not accounted for more than 10% of our revenue. In

North America, our direct sales force accounts for the majority of our sales. As of March 31, 2009, our sales and marketing teams consisted of 192 employees, including 94 quota-carrying and inside salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; our overseas subsidiaries in Paris, France; Slough, United Kingdom; Mainz, Germany; Ghent, Belgium; and Singapore; and our branch office in Beijing, China.

Our international sales activities are also supported by 45 VARs that offer our products in Australia, Austria, Brazil, Finland, France, Germany, Greece, India, Indonesia, Israel, Japan, Netherlands, New Zealand, Norway, Poland, Romania, Russia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

•	participation in industry tradeshows;

•	technology seminars and user group meetings;

•	advertisements in trade journals and online;

•	direct mailings;

•	product collateral development and maintaining OPNET’s website;

•	free software for academic use at universities;

•	specialized product sales support;

•	specialized sales support with OPNET resellers;

•	briefings with industry analysts; and

•	a variety of public relations activities.

For each of the last twelve years, we have sponsored OPNETWORK, an annual international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2008, which was held in August 2008, included approximately 775 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, more than 1,672 IT and engineering professionals, representing 30 countries, participated in the conference. We will not be holding the event this year, based on feedback from our users that indicated travel budgets have been significantly reduced or eliminated. Instead, we will expand our regular program of regional user group meetings. OPNET sponsored fifteen such meetings around the world in fiscal year 2009.

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

We offer consulting services to assist our clients to facilitate the adoption of our software products and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2009, our consulting staff consisted of 118 employees.

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

We have a core team of 15 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our software products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations. As of March 31, 2009, our full-time training staff consisted of 5 employees.

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

Our total expenses for research and development for fiscal 2009, 2008, and 2007 were approximately $30.8 million, $27.5 million, and $21.7 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; Santa Clara, California: and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2009, our research and development staff consisted of 196 engineers and technical professionals.

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

Competition

The market for our software products and related services is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management software products continues to increase. Although we believe that none of our competitors offer software products that are identical to ours, we are subject to current and potential competition from:

•

software and hardware vendors with network and application performance management offerings, such as Computer Associates, or CA, Compuware Corporation, or Compuware, IBM Tivoli, NetQoS, NetScout Systems, and Quest Software;

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

Intellectual Property

We rely on a combination of copyright, trademark, patent, and trade secret laws, confidentiality agreements, and contractual provisions to protect our intellectual property. However, we believe that these laws and agreements afford us only limited protection. Despite our efforts to protect and oversee our intellectual property rights, there may be unauthorized parties who encroach upon our proprietary rights. We reasonably endeavor to identify, prevent, and remedy such conduct as appropriate. In addition, the laws of some foreign countries do not provide as much protection of our proprietary rights as do the laws of the United States.

We currently hold registered trademarks in the United States for all of our primary marks including the following: OPNET, OPNETWORK, IT Guru, IT Sentinel, Netbiz, NetDoctor, OPNET Modeler, SP Guru, SP Sentinel, VNE Server, WDM Guru, OPNET LoadScaler, and OPNET TestCreator. We have pending applications in the United States for the trademark registrations of OPNET Omniview , OPNET Panorama, and OPNET NCompass , all of which have been approved by the U.S. Patent and Trademark Office. We also hold additional registered and unregistered trademarks in the United States and have additional pending applications. We fully intend to maintain our trademark portfolio commensurate with the continued use of these marks, especially our house mark OPNET. As appropriate and in accordance with our use of our marks internationally, we have applied for and obtained numerous registrations for our marks in foreign countries. In particular for the term OPNET, we hold registrations in the following countries: Benelux, France, Germany, Japan, the Peoples

Republic of China, Taiwan and the United Kingdom and have applications pending in Italy and Spain. Currently, we are negotiating in Spain for a consent agreement that will allow us to receive a registration in that jurisdiction. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have twenty-four patents granted by the United States Patent and Trademark Office. Our patents will expire in 2018 (one), 2019 (one), 2020 (one), 2022 (four), 2023 (seven), 2024 (seven), 2025 (one), and 2026 (two). We also have seventy-six pending United States patent applications that, if granted, would expire approximately twenty years from their respective filing dates. Six of these are provisional patent applications for which we expect to pursue non-provisional applications within the next year. With regard to foreign patent protection, we currently have three pending European patent applications and we plan on pursuing three more within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 5, 2009, are as follows:

Name	Age	Position
Marc A. Cohen	45	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	42	President, Chief Technology Officer and Director
Mel F. Wesley	37	Vice President and Chief Financial Officer
Steven G. Finn, Ph.D. (1)(2)(3)	63	Director
Ronald W. Kaiser (1)(2)(3)	55	Director
William F. Stasior (1)(2)(3)	68	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Ronald W. Kaiser has served as a member of our Board of Directors since October 2003. Since January 2008, Mr. Kaiser has served as an independent consultant and board member. From January 2007 through December 2008, Mr. Kaiser served as Chief Financial Officer of Sucampo Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Kaiser served as Chief Financial Officer of Pharmathene, Inc, a privately held bio-defense company from April of 2005 through December of 2006. Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of Air Cargo, Inc., a privately held provider of United States and European cargo transportation logistics from February 2003 through March 2005. Air Cargo filed for Chapter 11 bankruptcy on December 7, 2004. Mr. Kaiser served as Chief Financial Officer and Treasurer of OTG Software, Inc., or OTG, from June 1998 until the sale of OTG to Legato Systems, Inc. in May 2002. OTG was a publicly traded corporation that provided online data storage and data access software products for business applications, email management and related services. Mr. Kaiser serves on the board of directors of Vocus, Inc., a provider of public relations management software.

William F. Stasior has served as a member of our Board of Directors since March 1998. Since October 1999, Mr. Stasior has served as Senior Chairman of Booz Allen. From 1991 to 1999, he served as Chairman and Chief Executive Officer of Booz Allen. Mr. Stasior currently serves on the Board of Directors of SkyTerra Communications, Inc., a telecommunications service provider.

Employees

As of March 31, 2009, we had 593 full-time employees, 543 of whom were located in the United States. The 593 full-time employees included 192 in sales and marketing, 143 in professional services and support, 196 in engineering, research and development, and 62 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Corporate Information

We are a Delaware corporation that was incorporated in November 1988, our principal executive office is located at 7255 Woodmont Avenue, Bethesda, Maryland 20814-7900 and our telephone number is (240) 497-3000. Our website address is www.opnet.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive textual reference only.

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

General economic conditions, including concerns regarding the depth and duration of the global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may cause our customers to postpone or forego technology investments and could have other impacts, any of which could hurt our business, financial results and cash flow.

Our products are designed to enhance our customers’ ability to manage their networks and applications. However, a general slowdown or recession in the global economy, or in a particular region, or business or industry sector, such as the financial services sector, or tightening of credit markets, could cause our customers to

•	have difficulty accessing credit sources;

•	delay contractual payments;

•	postpone or forego decisions to purchase our products and services, or maintain them at originally purchased levels.

The global economy is currently experiencing a severe recession, which has hurt our product and services revenue. We cannot provide any assurance that the global recession and credit crisis will end or not become more severe. The longer these conditions persist or intensify, the greater the probability that these factors could hurt our business, financial results and cash flow.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 35%, 41%, and 43% of our total revenue for fiscal 2009, 2008 and 2007, respectively. Government sales entail a variety of risks including:

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and the purchase of additional software licenses, which represent the majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margin.

We realize significantly lower margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower.

Professional services accounted for 23.3%, 27.4% and 25.1% of our total revenue for fiscal 2009, 2008, and 2007, respectively.

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

In fiscal 2009, 21.1% of our revenue, or $26.0 million, was generated from customers outside the United States. In fiscal 2008, 20.2% of our revenue, or $20.5 million, was generated from customers outside the United States. In fiscal 2007, 21.1% of our revenue, or $20.1 million, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

The impairment of a significant amount of goodwill on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. We recorded approximately $14.6 million of goodwill as of March 31, 2009. The goodwill was recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill. We evaluate goodwill with an indefinite useful life for impairment on an annual basis or more frequently if events and circumstances suggest that the asset may be impaired. If goodwill is determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, we may record additional goodwill. The possible write-off of the associated goodwill could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options, and the lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Ghent, Belgium; Paris, France; Slough, United Kingdom; Singapore; Beijing China; and Mainz, Germany.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Global Select Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the intra-day high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

Quarter ended	High	Low
June 30, 2007	$14.17	$9.90
September 30, 2007	11.92	9.41
December 31, 2007	12.89	8.07
March 31, 2008	9.50	7.52
June 30, 2008	10.50	7.84
September 30, 2008	14.39	8.02
December 31, 2008	12.80	8.48
March 31, 2009	10.81	7.37

Number of Stockholders of Record

As of June 2, 2009, we had approximately 115 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,556,723	$10.89	2,213,208	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,556,723	$10.89	2,213,208

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2009, all of the remaining 2,151,016 shares under our Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan, may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 62,192 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2009. Also includes 2,151,016 shares issuable under the 2000 Plan. Under the 2000 Plan, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, not to exceed an annual increase of 1,000,000 shares, or a lesser amount determined by the Board of Directors, or the Board. The Board did not approve any increase in shares for issuance on the first trading day of calendar year 2009.

Dividends

On May 13, 2009, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which will be paid on June 29, 2009 to stockholders of record as of the close of business on June 15, 2009.

The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including our financial performance and available cash resources, our cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for us. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

Stock Repurchase Plan

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1–31, 2009	—	—	—	896,481
February 1–28, 2009	7,892	$8.85	7,892	888,589
March 1–31, 2009	—	—	—	888,589

Total	7,892	$8.85	7,892	888,589

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of March 31, 2009, we had repurchased 1,111,411 shares of common stock under this program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2009, 2008, and 2007, and the balance sheet data as of March 31, 2009 and 2008, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2007, 2006 and 2005 and the statement of operations data for the years ended March 31, 2006 and 2005 are derived from our consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
New software licenses	$51,211	$38,838	$43,186	$31,976	$29,507
Software license updates, technical support and services	43,067	34,787	28,062	24,226	19,805
Professional services	28,601	27,721	23,882	19,913	14,931

Total revenue	122,879	101,346	95,130	76,115	64,243

Cost of revenue:
New software licenses	3,536	1,035	638	657	778
Software license updates, technical support and services	4,665	4,514	3,264	2,637	2,348
Professional services	20,911	19,154	15,904	13,705	10,154
Amortization of acquired technology	2,172	1,486	723	832	651

Total cost of revenue	31,284	26,189	20,529	17,831	13,931

Gross profit	91,595	75,157	74,601	58,284	50,312

Operating expenses:
Research and development	30,791	27,471	21,688	18,643	15,455
Sales and marketing	42,533	39,357	34,133	26,300	22,803
General and administrative	11,857	11,747	10,994	13,375	9,742

Total operating expenses	85,181	78,575	66,815	58,318	48,000

Income (loss) from operations	6,414	(3,418)	7,786	(34)	2,312
Interest and other income, net	1,246	3,579	3,834	2,680	1,384

Income before provision (benefit) for income taxes	7,660	161	11,620	2,646	3,696
Provision (benefit) for income taxes	2,928	(372)	3,655	509	1,644

Net income	$4,732	$533	$7,965	$2,137	$2,052

Basic net income per common share	$0.23	$0.03	$0.39	$0.10	$0.10

Diluted net income per common share	$0.23	$0.03	$0.38	$0.10	$0.10

Basic weighted average shares outstanding	20,296	20,342	20,358	20,374	20,158
Diluted weighted average shares outstanding	20,581	20,621	21,206	20,604	20,624

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$91,989	$85,829	$91,381	$85,861	$82,185
Total assets	166,064	153,538	147,658	127,347	125,185
Long-term debt	—	—	—	103	150
Total stockholders’ equity	116,505	110,645	112,871	99,398	99,965

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the year ended March 31, 2009, perpetual licenses represented approximately 93% of software license revenue. For the years ended March 31, 2008 and 2007, perpetual licenses represented approximately 97% of software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

In March 2008, we launched an initiative to extend our market reach by establishing sales alliances with third parties called the Synergy program. The Synergy program is designed to increase the penetration of our software products into mid-sized organizations. The Synergy program’s focus is on selling our application performance management software products, including ACE Live that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution.

Summary of Our Fiscal 2009 Financial Performance

During fiscal 2009, our total revenue and profitability increased as compared to fiscal 2008. The increases resulted primarily from sales of our application performance management products, driven by our family of ACE Live products. During fiscal 2009, our operating expenses increased by 8.4% as compared to fiscal 2008. The increase in operating expenses was largely the result of increased personnel costs necessary to pursue our growth strategies.

Our cash, cash equivalents and marketable securities balance as of March 31, 2009 increased by $6.2 million as compared to March 31, 2008 largely due to cash flow generated from operations. Our deferred revenue as of March 31, 2009 increased $2.6 million as compared to March 31, 2008, primarily due to an increase in sales of software license updates, technical support and services arrangements.

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2009	Fiscal 2008	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$122,879	$101,346	$21,533	21.2%
Total cost of sales	$31,284	$26,189	$5,095	19.5%
Gross profit	$91,595	$75,157	$16,438	21.9%
Gross profit as a percentage of total revenue (gross margin)	74.5%	74.2%
Total operating expenses	$85,181	$78,575	$6,606	8.4%
Income (loss) from operations	$6,414	$(3,418)	$9,832	287.7%
Income (loss) from operations as a percentage of total revenue (operating margin)	5.2%	(3.4)%
Net income	$4,732	$533	$4,199	787.8%
Diluted net income per common share	$0.23	$0.03	$0.20	666.7%
Total employees (period end)	593	560	33	5.9%
Total average employees	585	560	25	4.5%
Total consultants (period end)	118	126	(8)	(6.3)%
Total period end quota-carrying sales persons (excluding directors and inside sales representatives)	70	70	—	0.0%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$91,989	$85,829	$6,160	7.2%
Cash flows from operating activities	$12,104	$12,900	$(796)	(6.2)%
Total deferred revenue (period end)	$33,133	$30,494	$2,639	8.7%

We achieved growth in all three revenue categories during fiscal 2009, as compared to fiscal 2008, driven by growth in revenue from new software licenses of $12.4 million and growth in revenue from software license updates, technical support and services of $8.3 million. The growth in revenue from new software licenses was largely due to an increase in sales to corporate enterprise customers and, to a lesser extent, service providers. The growth in revenue from software license updates, technical support and services was primarily a result of growth in sales to corporate enterprises and, to a lesser extent, sales to United States government customers. The growth in revenue from professional services was primarily due to an increase in demand for our consulting services by service providers and, to a lesser extent, corporate enterprise customers. While total revenue generated from sales to United States government customers increased in absolute dollars by $2.1 million during fiscal 2009 to $43.3 million, the percentage of revenue from United States government customers decreased to 35% in fiscal 2009 from 41% in fiscal 2008. The decrease in the percentage of revenue from United States government customers was the result of an increase in the percentage of revenue generated from corporate enterprise customers.

Our international revenue increased 26.7% to $26.0 million, or 21.1% of total revenue, for fiscal 2009. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. International revenue in fiscal 2009 benefited from a more experienced direct sales force and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2009. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2009, gross profit increased 21.9% to $91.6 million. Our gross margin increased slightly to 74.5% for fiscal 2009 from 74.2% in fiscal 2008. The increase in our gross margin was primarily due to an increase in new software license revenue of $12.4 million in fiscal 2009 and, to a lesser extent, an increase in software license updates, technical support and services revenue of $8.3 million.

During fiscal 2009, operating income increased to $6.4 million from a loss of $3.4 million during fiscal 2008. The increase in operating margin was largely the result of an increase in revenue from new software licenses and software license updates, technical support and services revenue, partially offset by an increase in operating expenses.

Trends That May Affect Our Business and Future Results

While we anticipate a challenging economic environment in the near term, we believe the competitive advantages offered by our products and our efforts to control operating expenses have positioned us well to grow market share and drive profitability when economic conditions improve. The demand for our software products and related services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers, which is consistent with our expectations. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the weakened economy in which these businesses operate, which we expect to continue, at least in the near term. Consequently, our revenue growth and profitability depend, in significant part, upon our ability to sell in a weakened economic environment and the economic health of corporate enterprises and United States government agencies.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment could make it more difficult to generate revenue domestically and internationally. We expect future growth opportunities in revenue to come primarily from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We also believe the increase in the proportion of sales of our application performance management solutions as compared to our other solutions may decrease demand for our consulting implementation services, as our application performance management solutions generally require less time to implement. As a result of these factors, we believe that we may experience decreases in quarterly revenue.

International Revenue. Our international sales are affected by the mix of direct and indirect sales channels and our ability to increase sales to corporate enterprises. We believe that these factors, in addition to the current economic environment, will affect the timing of sales orders as well as our ability to forecast future revenue. As a result, our international quarterly revenue in absolute dollars and as a percentage of total revenue may decrease.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the proportion of total revenue generated from new software licenses, as revenue from new software licenses and revenue from software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services. We anticipate a continued increase in the cost of new software license revenue related to the cost of hardware necessary to deliver our ACE Live software products. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the acquisition of technology we may make in future periods could also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products. We made significant personnel investments in research and development during fiscal 2009; however, given current economic conditions, we plan to invest more modestly in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We made significant personnel investments in sales and marketing during fiscal 2009. Given the current economic environment, we plan to invest modestly in additional quota-carrying sales personnel during the coming quarters. Additionally, we have taken specific steps to significantly reduce the dollar amount of marketing expenditures we intend to make during fiscal 2010 as compared to fiscal 2009. Consequently, we expect the absolute dollar amount of sales and marketing expenses to remain relatively flat over the next several quarters but generally decrease as a percentage of total revenue in future periods. Our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

General and Administrative Expenses. We expect the dollar amount of general and administrative expenses to remain relatively flat over the next several quarters but generally decrease as a percentage of total revenue in future periods. Our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to positive 5.2% during fiscal 2009 from negative 3.4% during fiscal 2008. We remain committed to increasing profitability and generating long-term growth. As a result of the challenging economic environment, we have taken a number of steps to control our operating expenses and maximize our operating margin. We do not believe that additional changes to our cost structure are necessary at this time, but we intend to closely monitor and control expenses in order to maximize our profitability.

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

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

New Software License Revenue

New software license revenue represents all fees earned from granting customers licenses to use our software and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. Our new software license revenue consists of perpetual and term license sales of software products. For the year ended March 31, 2009, perpetual licenses represented approximately 93% of software license revenue. For the years ended March 31, 2008 and 2007, perpetual licenses represented approximately 97% of software license revenue. New software license revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the software license fee is fixed or determinable, and (iv) collectibility is probable. We define each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written software license agreement, which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which we collectively refer to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide us copies of the end user’s executed software master license agreements.

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

In instances when any of the four criteria are not met, we defer recognition of software license revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP No. 81-1. We estimate the percentage-of-completion, under SOP No. 81-1, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

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

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, we have developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under SOP No. 97-2, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on our VSOE of fair value and the residual amount is allocated to new software license revenue.

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

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Income Taxes. The total amount of gross unrecognized tax benefits as of April 1, 2008 was $838,000. Of this total, $808,000 represents the amount of unrecognized tax benefits (net of federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2009, the gross unrecognized benefit was $804,000, $775,000 of which would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009 and 2008 follows:

(in thousands)
Unrecognized tax benefits at April 1, 2008	$838
Gross increases – current period tax positions	139
Lapse of statute of limitations	(159)
Foreign currency translation adjustment	(14)

Unrecognized tax benefits at March 31, 2009	$804

(in thousands)
Unrecognized tax benefits at April 1, 2007	$810
Gross decreases – tax positions in prior period	(80)
Gross increases – current period tax positions	79
Foreign currency translation adjustment	29

Unrecognized tax benefits at March 31, 2008	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY05 – FY08
Belgium	FY05 – FY08
France	FY06 – FY08
Germany	FY04 – FY08
United Kingdom	FY08
United States	FY06 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

Our continuing practice is to recognize interest, if any, related to income tax matters in interest expense in our consolidated statements of operations and penalties as part of general and administrative expense in our consolidated statements of operations. During fiscal 2008, we recognized $6,000 in potential interest expense associated with uncertain tax positions. During fiscal 2009, we recognized $4,000 in potential interest expense associated with uncertain tax positions and reversed $17,000 associated with potential claims now barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2009 was $13,000 and $2,000, respectively.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of our state and local income taxes and lapse of statute of limitations. In the aggregate, we believe the liability for uncertain tax positions could decrease by $276,000 in the next twelve months.

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

Stock-Based Compensation. SFAS No. 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and Employee Stock Purchase Plan, or ESPP. We have elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2009 or 2008.

Our stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model, consistent with that used for pro forma disclosure under SFAS No. 123. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyzed the historic volatility of our common stock. There were no stock options granted in fiscal 2009.

Compensation cost for stock option grants is recognized on a straight-line basis over the requisite service period for the entire award from the date of grant through the period of the last separately vesting portion of the grant. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. All of our stock options are fully vested. As a result, during fiscal 2009, we adjusted our expected forfeiture rate to reflect actual stock option forfeitures. The adjustment of our forfeiture rate did not have a significant impact on the financial statements.

Our restricted stock grants are accounted for as equity awards. The expense is based on the price of our common stock, and is recognized on a straight-line basis over the requisite service period. We did not grant any restricted stock prior to February 2006. The restricted stock agreements do not contain any post-vesting restrictions. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. As of March 31, 2009, nonvested stock-based deferred compensation associated with restricted stock totaled $1.6 million, which we expect to be recognized over a weighted average period of 1.1 years.

Our 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 650,000 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year. To estimate the fair value of shares issued under our ESPP, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury Bond due in six months. To determine expected volatility, we analyze the historical volatility of our stock over the 6 months prior to the first day of the plan period. The expense is calculated based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and that expense is recognized on a straight-line basis over the plan period. As of March 31, 2009, nonvested stock-based deferred compensation associated with the ESPP totaled $181,000 and is expected to be recognized over a weighted average period of 4 months.

Cash Equivalents and Marketable Securities. In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective April 1, 2008.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. We view auction rate securities, or ARS, as Level 3 assets, corporate notes as Level 2 assets, and money market funds as Level 1 assets.

The following table summarizes the composition of our marketable securities at March 31, 2009 and 2008:

	March 31, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate notes	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

	March 31, 2008
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Auction rate securities	$8,800	$—	$(381)	$8,419	$1,451	$6,968
Municipal securities	6,000	—	—	6,000	6,000	—

Total marketable securities	$14,800	$—	$(381)	$14,419	$7,451	$6,968

The following table details the fair value measurements within the three levels of fair value hierarchy of our financial assets, consisting of cash equivalents and marketable securities, at March 31, 2009:

	Total Fair Value At March 31, 2009	Fair Value Measurement at March 31, 2009 Using
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$79,231	$79,231	$—	$—
Corporate note	999	—	999	—

Total	$80,230	$79,231	$999	$—

At March 31, 2009, we grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2009, there were no withdrawal limits on redemptions for any of the money market funds that we hold. At March 31, 2009, we grouped corporate notes using a Level 2 valuation because we used quoted prices in active markets for similar assets to determine the fair value. The contractual maturity for the corporate note is July 2009. We did not group any financial assets using a Level 3 valuation at March 31, 2009.

The following table summarizes the activity for our ARS measured at fair value using Level 3 inputs:

ARS
(in thousands)
Balance as of March 31, 2008	$8,419
Redemptions (at par)	(8,800)
Total gains and losses:
Included in earnings (realized)	—
Change in unrealized gains included in accumulated other comprehensive income	381

Balance as of March 31, 2009	$—

All investments in ARS were considered Level 3 investments as of the date of adoption of SFAS No. 157.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates may also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2009 and 2008, accounts receivable totaled $29.6 million and $26.1 million, net of an allowance for doubtful accounts of $713,000 and $154,000, respectively.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology we purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006 and Network Physics, Inc. in October 2007. Our intangible assets also consist of customer relationships and acquired workforce assets we purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. Our customer relationship and workforce intangible assets we purchased from Network Physics, Inc. are amortized on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. We use the projected discounted cash flow method in valuing our acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset associated with the purchase of specified assets of Network Physics, Inc. was valued on a replacement cost basis. While we believe the assumptions used to value our acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology and purchased intangible assets for reasonableness in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If changes in our assumptions at the time of future periodic reviews indicate that the carrying value of our acquired technology and purchased intangible assets exceeds their fair value and we determine that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2009 and 2008, intangible assets totaled $6.2 million and $8.6 million, net of accumulated amortization of $7.7 million and $5.3 million, respectively. No impairment losses have been recorded to date.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review no later than our fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. We performed our annual impairment test of goodwill as of March 31, 2009 and 2008 and concluded that there was no goodwill impairment. As of March 31, 2009 and 2008, goodwill was $14.6 million. No impairment losses have been recorded to date.

Accounting for Software Development Costs. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in fiscal 2009, 2008 or 2007.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Revenue:
New software licenses	41.7%	38.3%	45.4%
Software license updates, technical support and services	35.0	34.3	29.5
Professional services	23.3	27.4	25.1

Total revenue	100.0	100.0	100.0

Cost of revenue:
New software licenses	2.9	1.0	0.7
Software license updates, technical support, and services	3.8	4.4	3.4
Professional services	17.0	18.9	16.7
Amortization of acquired technology	1.8	1.5	0.8

Total cost of revenue	25.5	25.8	21.6

Gross profit	74.5	74.2	78.4

Operating expenses:
Research and development	25.1	27.1	22.8
Sales and marketing	34.6	38.9	35.8
General and administrative	9.6	11.6	11.6

Total operating expenses	69.3	77.6	70.2

Income (loss) from operations	5.2	(3.4)	8.2
Interest and other income, net	1.0	3.5	4.0

Income before provision (benefit) for income taxes	6.2	0.1	12.2
Provision (benefit) for income taxes	2.3	(0.4)	3.8

Net income	3.9%	0.5%	8.4%

Revenue

New Software License Revenue. New software licenses revenue was $51.2 million, $38.8 million, and $43.2 million, in fiscal 2009, 2008, and 2007, respectively, representing an increase of 31.9% in fiscal 2009 from fiscal 2008 and a decrease of 10.1% in fiscal 2008 from fiscal 2007. For fiscal 2009, the increase in license revenue was primarily due to an increase in sales to corporate enterprise customers and service providers. The increase was primarily due to an increase in revenue from our Applications Performance Management products. For fiscal 2008, the decrease in license revenue was primarily due to a decrease in sales to United States and international government customers, partially offset by an increase in sales to corporate enterprise customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $43.1 million, $34.8 million, and $28.1 million, in fiscal 2009, 2008, and 2007, respectively, representing increases of 23.8% in fiscal 2009 from fiscal 2008 and 24.0% in fiscal 2008 from fiscal 2007. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue in fiscal 2009 and fiscal 2008 primarily reflected increases in the overall customer installed base as compared to the prior fiscal year.

Professional Services Revenue. The components of professional services revenue for fiscal 2009, 2008, and 2007 were as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(in thousands)
Consulting services	$27,949	$27,099	$22,399
Training and other revenue	652	622	1,483

Professional services	$28,601	$27,721	$23,882

Professional services revenue was $28.6 million, $27.7 million, and $23.9 million in fiscal 2009, 2008, and 2007, respectively, representing increases of 3.2% in fiscal 2009 from fiscal 2008, and 16.1% in fiscal 2008 from fiscal 2007. Consulting services revenue accounted for 97.7%, 97.8%, and 93.8%, of professional services revenue for fiscal 2009, 2008, and 2007, respectively. For fiscal 2009, the increase in professional services revenue was primarily due to an increase in demand for our consulting services by service providers and, to a lesser extent, corporate enterprise customers. For fiscal 2008, the increase in professional services revenue was largely due to growing demand for our consulting services by United States government customers and, to a lesser extent, corporate enterprise customers. Revenue from consulting services provided to United States government customers for fiscal 2009, 2008, and 2007 was $18.4 million, $18.6 million, and $15.8 million, respectively, representing a decrease of 1.4% in fiscal 2009 from fiscal 2008, and an increase of 17.7% in fiscal 2008 from fiscal 2007. Training and other revenue was $652,000, $622,000, and $1.5 million in fiscal 2009, 2008 and 2007, respectively. The increase in training and other revenue in fiscal 2009 as compared to fiscal 2008 was due to increased sales of our training services to service providers, which was offset by a decrease in sales to corporate enterprise customers. The decrease in training revenue in fiscal 2008 as compared to fiscal 2007 was the result of offering training at no cost to maintained customers on a when-and-if available basis beginning January 1, 2007.

International Revenue. Our international revenue increased 26.7% to $26.0 million, or 21.1% of total revenue, in fiscal 2009 from $20.5 million, or 20.2% of total revenue, for fiscal 2008. Our international revenue increased 2.2% during fiscal 2008 from $20.1 million, or 21.1% of total revenue, for fiscal 2007. The increase in international revenue in fiscal 2009 was primarily the result of an increase in sales to international government customers and service providers, which was partially offset by a decrease in sales to international corporate enterprise customers. The increase in international revenue in fiscal 2008 was primarily the result of an increase in sales to international corporate enterprise customers. Our international revenue is primarily generated in Europe and Japan. Our goal is to increase sales to international corporate enterprise customers. International revenue from corporate enterprises comprised the largest portion of international revenue for fiscal 2009. During fiscal 2009, 2008, and 2007, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Cost of new software licenses	6.9%	2.7%	1.5%
Cost of software license updates, technical support, and services	10.8	13.0	11.6
Cost of professional services	73.1	69.1	66.6

Cost of new software license revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties and, to a lesser extent, media, manuals, and distribution costs.

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

Cost of New Software License Revenue. Cost of software license revenue was $3.5 million, $1.0 million, and $638,000 in fiscal 2009, 2008, and 2007, respectively. Gross margin on software license revenue was 93.1%, 97.3%, and 98.5%, for fiscal 2009, 2008, and 2007, respectively. The increase in costs and the decrease in gross margin for fiscal 2009 as compared to fiscal 2008 was primarily the result of a $2.1 million increase in the cost of hardware platforms associated with delivery of our ACE Live software products. The increase in costs and the decrease in gross margin for fiscal 2008 as compared to fiscal 2007 was primarily the result of $383,000 in hardware costs associated with our ACE Live software products. Our ACE Live software products were released during the three months ended December 31, 2007. Accordingly, the cost of hardware associated with our ACE Live software products had not previously been recorded as a cost of new software license revenue.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $4.7 million, $4.5 million, and $3.3 million in fiscal 2009, 2008, and 2007, respectively. Gross margin on software license updates, technical support and services revenue was 89.2%, 87.0%, and 88.4%, for fiscal 2009, 2008, and 2007, respectively. The cost of software license updates, technical support and services revenue is primarily affected by the cost of labor associated with providing technical support and related services to customers with technical support contracts and, to a lesser extent, royalty payments required for some of our license update sales. The increase in costs was primarily the result of an $82,000 increase in personnel costs necessary to provide technical support and a $42,000 increase in royalty payments required for some of our license update sales, partially offset by a $97,000 decrease in costs necessary to provide training to customers with maintenance contracts. The increase in gross margin for fiscal year 2009 as compared to 2008 was primarily the result of a 23.8% increase in software license updates, technical support and services revenue. The increase in costs and the decrease in gross margin for fiscal year 2008 as compared to 2007 was largely related to a $693,000 increase in costs necessary to provide training to customers with maintenance contracts and a $331,000 increase in personnel costs necessary to provide technical support. Stock-based compensation expense included in cost of software license updates, technical support and services was $20,000, $21,000, and $16,000 for fiscal 2009, 2008, and 2007, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $20.9 million, $19.2 million, and $15.9 million in fiscal 2009, 2008, and 2007, respectively. Gross margin on professional services revenue decreased to 26.9% for fiscal 2009 from 30.9% in fiscal 2008. Gross margin on professional services revenue decreased to 30.9% for fiscal 2008 from 33.4% for fiscal 2007. The increase in cost of professional services in fiscal 2009 from fiscal 2008 was largely due to a $1.8 million increase in direct labor expense attributable to the use of more external contractors. The increase in cost of professional services in fiscal 2008 from fiscal 2007 was primarily due to an increase in our consulting staff necessary to meet demand for our services. We had 118, 126, and 111 consulting employees at the end of fiscal 2009, 2008, and 2007, respectively. The decrease in gross margin on professional services in fiscal 2009 from fiscal 2008 was primarily due to the increase in direct labor costs. The decrease in gross margin on professional services in fiscal 2008 from fiscal 2007 was primarily due to lower effective billing rates for consulting projects during fiscal 2008 as compared to fiscal 2007. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements and, to a lesser extent, costs necessary to recruit and train new consulting staff. Stock-based compensation expense included in cost of professional services was $113,000, $148,000, and $175,000 for fiscal 2009, 2008, and 2007, respectively.

Operating Expenses

Research and Development. Research and development expenses were $30.8 million, $27.5 million, and $21.7 million in fiscal 2009, 2008, and 2007, respectively, representing increases of 12.1% in fiscal 2009 from fiscal 2008 and 26.7% in fiscal 2008 from fiscal 2007. The increase in fiscal 2009 from fiscal 2008 was primarily due to a $3.1 million increase in personnel costs as a result of increased staffing levels. The increase in fiscal 2008 from fiscal 2007 was primarily due to higher personnel costs as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. We do not capitalize research and development costs since we release our products to the public at the same time that technological feasibility is reached. We had 196, 185, and 161 research and development employees at the end of fiscal 2009, 2008, and 2007, respectively. Stock-based compensation expense included in research and development was $591,000, $568,000, and $533,000 for fiscal 2009, 2008, and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $42.5 million, $39.4 million, and $34.1 million in fiscal 2009, 2008, and 2007, respectively. The 8.1% increase in fiscal 2009 from fiscal 2008 was due to a $3.5 million increase in personnel costs and commission expense as a result of increased staffing levels and increased sales, which was partially offset by a $265,000 reduction in travel expenses and a $217,000 reduction in marketing costs. The 15.3% increase in fiscal 2008 from fiscal 2007 was due to an increase in personnel costs and commission expense of $3.4 million, travel costs of $537,000, facility costs of $506,000 and conference costs of $428,000. Our sales and marketing personnel increased 14.3% to 192 in fiscal 2009 from 168 in fiscal 2008. The increases in fiscal 2009 from fiscal 2008 and in fiscal 2008 from fiscal 2007 were the result of efforts to pursue our growth strategies. Stock-based compensation expense included in sales and marketing was $376,000, $374,000, and $329,000 for fiscal 2009, 2008, and 2007, respectively.

General and Administrative. General and administrative expenses were $11.9 million, $11.7 million, and $11.0 million, in fiscal 2009, 2008, and 2007, respectively. The slight increase in fiscal 2009 from fiscal 2008 was largely due to an increase in bad debt expense, rent expense, property tax expense and compensation expense partially offset by a decrease in facility expense and professional services costs. The 6.8% increase in fiscal 2008 from fiscal 2007 was primarily due to an increase in professional services costs. The increase in professional services costs during fiscal 2008 was largely due to $720,000 in fees related to the acquisition of specified assets of Network Physics. Stock-based compensation expense included in general and administrative was $433,000, $428,000, and $409,000 for fiscal 2009, 2008, and 2007, respectively.

Interest and Other Income, net. Interest and other income, net was $1.2 million, $3.6 million, and $3.8 million in fiscal 2009, 2008, and 2007, respectively. The decrease in fiscal 2009 from fiscal 2008 was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and, to a lesser extent, a decrease in the interest rates earned on our investment holdings. The decrease in fiscal 2008 from fiscal 2007 was primarily due to a decrease in the aggregate balance of cash and cash equivalents and marketable securities.

Provision for Income Taxes. Our effective tax rates were positive 38.2%, negative 231%, and positive 32% for fiscal 2009, 2008 and 2007, respectively. For fiscal 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the United States and foreign tax rates, research and development credits and the domestic production activities deduction. The increase in our effective tax rate in fiscal 2009 from fiscal 2008 was primarily due to an increase in our book income which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year. The decrease in our effective tax rate in fiscal 2008 from fiscal 2007 was primarily the result of a decrease in book income and an increase in permanent book to tax differences such as tax exempt interest income. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, tax-exempt interest income, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures. Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

As of March 31, 2009 and 2008, we had cash, cash equivalents, short-term and long-term marketable securities totaling $92.0 million and $85.8 million, respectively. Due to our available cash balances and our anticipated cash requirements, we do not believe that the current credit crisis will have a material impact on our operational cash requirements.

Cash provided by operating activities was $12.1 million, $12.9 million, and $6.2 million for fiscal 2009, 2008, and 2007, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from the exercise of employee stock options, and changes in operating assets and liabilities. The decrease in cash provided by operating activities in fiscal 2009 from fiscal 2008 was primarily attributable to an increase in accounts receivable and a decrease in the growth of deferred revenue during fiscal 2009, as compared to fiscal 2008, which was partially offset by an increase in cash resulting from an increase in net income and accrued liabilities. The increase in cash provided by operating activities in fiscal 2008 from fiscal 2007 was primarily attributable to an increase in cash resulting from an increase in depreciation and amortization expense, deferred revenue and accounts payable and accrued expenses, which was partially offset by an decrease in cash resulting from a decrease in net income and an increase in prepaid expenses.

Net cash provided by investing activities was $8.3 million and $27.3 million in fiscal 2009 and 2008, respectively. Net cash used in investing activities was $41.4 million in fiscal 2007. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business combinations and technology acquisitions. For fiscal 2009, we used funds of $999,000 to purchase short-term marketable securities, and funds of $5.5 million to purchase property and equipment. We received proceeds of $14.8 million from the sale or maturity of short-term and long-term marketable securities for fiscal 2009. For fiscal 2008, we used funds of $10.0 million to purchase specified assets from Network Physics, funds of $114.8 million to purchase short-term and long-term marketable securities, and funds of $4.6 million to purchase property and equipment. We received proceeds of $156.6 million from the sale or maturity of short-term marketable securities for fiscal 2008. For fiscal 2007, funds were used to purchase short-term marketable securities of $109.6 million, purchase property and equipment of $3.5 million and purchase intangible assets of $366,000. Proceeds from the sale or maturity of short-term marketable securities were $72.2 million for fiscal 2007.

Cash provided by financing activities was $861,000 in fiscal 2009. Cash used in financing activities was $3.6 million for fiscal 2008. Cash provided by financing activities was $2.5 million for fiscal 2007. We used cash of $955,000 to acquire 75,724 shares of treasury stock during fiscal 2009. We used cash of $5.0 million to acquire 521,849 shares of treasury stock during fiscal 2008. We used cash of $1.5 million to acquire 104,000 shares of treasury stock during fiscal 2007. During fiscal 2009 and 2008, 15,724 and 6,474 shares, respectively, were withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan. During fiscal 2009, 2008, and 2007, we received proceeds of approximately $644,000, 365,000, and $3.0 million, respectively, and issued 92,648, 59,975, and 381,153 shares of common stock, pursuant to employee and director exercises of stock options. During fiscal 2009, 2008, and 2007, we received proceeds of approximately $1.1 million, $989,000 and $753,000, respectively, and issued 150,712, 120,295, and 84,072 shares of common stock, respectively, pursuant to the issuance of common stock under our employee stock purchase plan. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For fiscal 2009, 2008, and 2007, excess tax benefits from the exercise of stock options were $49,000, $29,000, and $383,000, respectively.

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

The following table summarizes our contractual operating lease arrangements and our FIN No. 48 liability at March 31, 2009, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations and FIN No. 48 Liability (in thousands)	Total	Fiscal 2010	Fiscal 2011– Fiscal 2012	Fiscal 2013 – Fiscal 2014	After Fiscal 2014
Facilities Operating Lease Obligations	$25,064	$5,227	$6,966	$3,648	$9,223
Other Operating Lease Obligations	154	102	52	—	—
FIN No. 48 Liability	804	276	388	140	—

Total	$26,022	$5,605	$7,406	$3,788	$9,223

See Notes 9 and 10 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2009, we had no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2009, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases in the aggregate amount of $1.4 million. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by our accounts receivable. Effective March 31, 2009, in light of our strong cash position, we elected to eliminate any borrowing capacity under the credit facility in excess of our existing outstanding letters of credit.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan and growth strategies. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board in February 2008, and the payment of dividends.

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and dividends at least through fiscal 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. SFAS No. 159 became effective for the Company as of April 1, 2008. We did not adopt the fair value measurement election provisions of the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles,” or SFAS No. 162, which outlines the order of authority for the sources of accounting principles. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our results of operations or financial condition.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginnings after December 15, 2008. We will apply the provisions of FSP EITF 03-6-1 in fiscal 2010. We have not yet determined the impact that the implementation of FST EITF 03-6-1 will have on its results of operations or financial condition.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(dollars in thousands)

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities consist primarily of United States government-backed money market funds with short-term maturities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2009, there were no withdrawal limits on redemptions for any of the money market funds that we held. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or notes payable.

At March 31, 2009, we had $91.0 million in cash and cash equivalents and $999,000 in short-term marketable securities. As of March 31, 2008, we held auction rate securities, or ARS, totaling $8.8 million at par value, which were classified as available for sale securities and long-term marketable securities on our consolidated balance sheet. The ARS were primarily collateralized by United States government-backed student loans and were rated AAA or AA. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS experienced failed auctions. While we continued to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximated par value. Based on our analysis and our belief that the ARS were of high credit quality, we determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000. During the year ended March 31, 2009, the ARS were redeemed at par. As of March 31, 2009, all of our ARS had been redeemed and, as of March 31, 2009 we did not hold any ARS and had no ARS impairment charges recorded on our balance sheet. Based on our cash, cash equivalents, and marketable securities as of March 31, 2009, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $920,000.

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

Our financial statements together with the related notes and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth in the Index to Financial Statements at Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2009. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

OPNET Technologies, Inc.

June 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the internal control over financial reporting of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009, of the Company and our report dated June 5, 2009, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 5, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

The information in the section entitled “Equity Compensation Plan Information” in Part I hereof is incorporated by reference. The information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of June, 2009.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 5th day of June, 2009.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Alain J. Cohen	President, Chief Technology Officer and Director

/s/ MEL F. WESLEY Mel F. Wesley	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN Steven G. Finn, PhD	Director

/s/ RONALD W. KAISER Ronald W. Kaiser	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective April 1, 2007 to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty In Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 5, 2009

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$90,990	$71,410
Marketable securities	999	7,451
Accounts receivable, net of $713,000 and $154,000 in allowance for doubtful accounts at March 31, 2009 and 2008, respectively	24,086	20,780
Unbilled accounts receivable	5,476	5,366
Inventory	722	319
Prepaid expenses and other current assets	4,043	3,627

Total current assets	126,316	108,953

Marketable securities	—	6,968
Property and equipment, net	13,984	10,884
Intangible assets, net	6,193	8,633
Goodwill	14,639	14,639
Deferred income taxes and other assets	4,932	3,461

Total assets	$166,064	$153,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485	$489
Accrued liabilities	11,561	8,555
Deferred and accrued income taxes	849	658
Deferred rent	364	326
Deferred revenue	30,223	28,722

Total current liabilities	43,482	38,750
Accrued liabilities	69	59
Deferred rent	2,571	1,762
Deferred revenue	2,910	1,772
Other income tax	527	550

Total liabilities	49,559	42,893

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—par value $0.001; 100,000,000 shares authorized; 27,903,470 and 27,576,355 shares issued at March 31, 2009 and 2008, respectively; 20,658,514 and 20,407,123 shares outstanding at March 31, 2009 and 2008, respectively	28	28
Additional paid-in capital	93,292	89,878
Retained earnings	39,570	34,838
Accumulated other comprehensive (loss) income	(1,171)	160
Treasury stock—7,244,956 and 7,169,232 shares at March 31, 2009 and 2008, respectively, at cost	(15,214)	(14,259)

Total stockholders’ equity	116,505	110,645

Total liabilities and stockholders’ equity	$166,064	$153,538

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007
Revenues:
New software licenses	$51,211	$38,838	$43,186
Software license updates, technical support and services	43,067	34,787	28,062
Professional services	28,601	27,721	23,882

Total revenues	122,879	101,346	95,130

Cost of revenues:
New software licenses	3,536	1,035	638
Software license updates, technical support and services	4,665	4,514	3,264
Professional services	20,911	19,154	15,904
Amortization of acquired technology	2,172	1,486	723

Total cost of revenues	31,284	26,189	20,529

Gross profit	91,595	75,157	74,601

Operating expenses:
Research and development	30,791	27,471	21,688
Sales and marketing	42,533	39,357	34,133
General and administrative	11,857	11,747	10,994

Total operating expenses	85,181	78,575	66,815

Income (loss) from operations	6,414	(3,418)	7,786
Interest and other income, net	1,246	3,579	3,834

Income before provision (benefit) for income taxes	7,660	161	11,620
Provision (benefit) for income taxes	2,928	(372)	3,655

Net income	$4,732	$533	$7,965

Basic net income per common share	$0.23	$0.03	$0.39

Diluted net income per common share	$0.23	$0.03	$0.38

Basic weighted average common shares outstanding	20,296	20,342	20,358

Diluted weighted average common shares outstanding	20,581	20,621	21,206

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2006	26,738	20,194	$27	$80,591	6,543	$(7,725)	$26,850	$(345)	$99,398

Net income							7,965		7,965
Foreign currency translation								758	758
Unrealized loss on marketable securities, net of tax								(19)	(19)

Total comprehensive income									8,704

Issuance of common stock:
Exercise of options	381	381		2,987					2,987
Employee stock purchase plan	85	85		753					753
Tax benefit from exercise of stock options				1,088					1,088
Restricted stock issuance, net of forfeitures	85	85		—					—
Purchase of treasury shares		(104)			104	(1,521)			(1,521)
Deferred compensation
Stock based compensation expense				1,462					1,462

Balance, March 31, 2007	27,289	20,641	27	86,881	6,647	(9,246)	34,815	394	112,871

Net income							533		533
Foreign currency translation								147	147
Unrealized loss on marketable securities, net of tax								(381)	(381)

Total comprehensive income									299
Adoption of FIN No.48—cumulative effect							(510)		(510)
Exercise of options	60	60		365					365
Employee stock purchase plan	121	121	1	988					989
Tax benefit from exercise of stock options				105					105
Restricted stock issuance, net of forfeitures	107	107
Purchase of treasury shares		(522)			522	(5,013)			(5,013)
Stock based compensation expense				1,539					1,539

Balance, March 31, 2008	27,576	20,407	28	89,878	7,169	(14,259)	34,838	160	110,645

Net income							4,732		4,732
Foreign currency translation								(1,712)	(1,712)
Reversal of unrealized loss on marketable securities, net of tax								381	381

Total comprehensive income									3,401
Exercise of options	93	93		644					644
Employee stock purchase plan	151	151		1,123					1,123
Tax benefit from exercise of stock options				114					114
Restricted stock issuance, net of forfeitures	83	83							—
Purchase of treasury shares		(76)			76	(955)			(955)
Stock based compensation expense				1,533					1,533

Balance, March 31, 2009	27,903	20,658	$28	$93,292	7,245	$(15,214)	$39,570	$(1,171)	$116,505

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,732	$533	$7,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,528	4,018	2,348
Loss on disposition of fixed assets	74	11	12
Provision for losses on accounts receivable	646	96	25
Deferred income taxes	(431)	(882)	50
Non-cash stock-based compensation expense	1,533	1,539	1,462
Changes in assets and liabilities:
Accounts receivable	(3,926)	(942)	(9,944)
Inventory	569	(116)	—
Prepaid expenses and other current assets	(70)	1,315	(2,151)
Other assets	(434)	(49)	38
Accounts payable	(10)	213	(743)
Accrued liabilities	1,682	466	(762)
Accrued income taxes	(130)	(382)	512
Deferred revenue	2,638	7,187	6,728
Deferred rent	(248)	(78)	1,044
Excess tax benefit from exercise of stock options	(49)	(29)	(383)

Net cash provided by operating activities	12,104	12,900	6,201

Cash flows from investing activities:
Acquisition of specified assets from Network Physics	—	(10,005)	—
Acquired technology	—	—	(366)
Purchase of property and equipment	(5,466)	(4,557)	(3,529)
Purchase of investments	(999)	(114,799)	(109,637)
Proceeds from sale/maturity of investments	14,800	156,615	72,155

Net cash provided by (used in) investing activities	8,335	27,254	(41,377)

Cash flows from financing activities:
Acquisition of treasury stock	(955)	(5,013)	(1,521)
Payment of note payable	—	—	(150)
Excess tax benefit from exercise of stock options	49	29	383
Proceeds from exercise of stock options	644	365	2,987
Issuance of common stock under employee stock purchase plan	1,123	989	753

Net cash provided by (used in) financing activities	861	(3,630)	2,452

Effect of exchange rate changes on cash and cash equivalents	(1,720)	120	780

Net increase (decrease) in cash and cash equivalents	19,580	36,644	(31,944)
Cash and cash equivalents, beginning of year	71,410	34,766	66,710

Cash and cash equivalents, end of year	$90,990	$71,410	$34,766

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009, 2008, and 2007

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc., (hereafter, the Company or OPNET), is a provider of software products and related services for managing networks and applications. The Company’s software products address application performance management, network operations, capacity management and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Mainz, Germany; Slough, United Kingdom; and Singapore; sales office in Beijing, China; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates, judgments and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates, judgments, and assumptions include revenue recognition, the carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, research and development tax credits, determination of uncertain tax position benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, or FIN No. 48, software development costs, valuation of acquired intangible assets, valuation of stock based compensation, and loss contingencies, such as litigation, claims and assessments.

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

As of March 31, 2009, the Company did not hold any auction rate securities, or ARS. As of March 31, 2008, the Company held ARS totaling $8.8 million at par value, which were classified as available for sale securities

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

and long-term marketable securities on its consolidated balance sheet. The ARS were primarily collateralized by United States government-backed student loans and were rated AAA or AA. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS experienced failed auctions. While the Company continued to earn and receive interest on these marketable securities at the maximum contractual rate, the estimated fair value of these ARS no longer approximated par value. Based on the Company’s analysis and its belief that the ARS were of high credit quality, it determined that the fair value of the ARS at March 31, 2008 was $8.4 million and recorded a temporary impairment charge of $381,000 in the year ended March 31, 2008. During the year ended March 31, 2009, the ARS were redeemed at par. As of March 31, 2009, all of the Company’s ARS had been redeemed and, as of March 31, 2009 the Company did not hold any ARS and had no ARS impairment charges recorded on its balance sheet.

Supplemental Cash Flow Information.

	Year ended March 31,
	2009	2008	2007
	(in thousands)
Cash paid during the fiscal year for:
Income taxes	$3,239	$768	$3,415
Interest paid	25	30	42
Non-cash financing and investing activities:
Unrealized gain (loss) on marketable securities	381	(381)	(19)
Restricted stock issued	860	1,022	1,152
Accrued liability for the purchase of property and equipment	72	218	852
Tenant improvement allowance received from landlord	1,095	880	—

Advertising Expense. Advertising costs are expensed when incurred. Advertising expense for fiscal 2009, 2008, and 2007 was $389,000, $525,000, and $703,000, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company generally does not require collateral on accounts receivable, as the majority of its customers are large, well-established companies or government entities.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures the bank accounts up to $250,000. Although balances exceed that amount, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective April 1, 2008.

SFAS No. 157 requires disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Through March 31, 2009, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intangible assets consist of acquired technology related to its acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, and purchased technology the Company purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006, and the acquisition of specified assets of Network Physics, Inc. in October 2007. The Company’s intangible assets also consist of customer relationships and acquired workforce assets it purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

expected useful lives of three to five years. The Company’s customer relationship and workforce intangible assets it purchased from Network Physics, Inc. are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company uses the projected discounted cash flow method in valuing its acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. The Company uses the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset associated with the purchase of specified assets of Network Physics, Inc. was valued on a replacement cost basis. While the Company believes the assumptions used to value its acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. The Company periodically reviews the value of acquired technology and purchased intangible assets for reasonableness in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If changes in the Company’s assumptions at the time of future periodic reviews indicate that the carrying value of its acquired technology and purchased intangible assets exceeds their fair value and it determines that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2009 and 2008, intangible assets totaled $6.2 million and $8.6 million, net of accumulated amortization of $7.7 million and $5.3 million, respectively. There has been no impairment as of March 31, 2009 or 2008.

Goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that the asset might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2009 and 2008 and concluded that there was no goodwill impairment.

Valuation of Long-Lived Assets. In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2009 or 2008.

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

New Software License Revenue

New software license revenue represents all fees earned from granting customers licenses to use the Company’s software and excludes revenue derived from software license updates, which are included in software license updates, technical support and services revenue. The Company’s new software license revenue consists of perpetual and term license sales of software products. For the year ended March 31, 2009, perpetual licenses represented approximately 93% of software license revenue. For the years ended March 31, 2008 and 2007,

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

perpetual licenses represented approximately 97% of software license revenue. New software license revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the software license fee is fixed or determinable, and (iv) collectibility is probable. The Company defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is the Company’s customary practice to have a written software license agreement, which is signed by both the end user and the Company, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with the Company, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which the Company collectively referred to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and the Company, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide us copies of the end user’s executed software master license agreements.

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

In instances when any of the four criteria are not met, the Company defers recognition of software license revenue until the criteria are met. When the sale of the software product requires the Company to make significant enhancements, customization or modifications to the software that are essential to its functionality, software license revenue and consulting fees are recognized using contract accounting under SOP No. 81-1. The

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

Company estimates the percentage-of-completion, under SOP No. 81-1, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

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

If the Company is unable to establish VSOE for an undelivered post contract customer support, or PCS, element, for example, in a two-year term license where the license term and PCS are coterminous and no PCS renewal period exists, all revenue is recognized ratably over the contract period. For income statement classification purposes, the Company’s allocation methodology is based on VSOE of fair value for its professional services which is determined by the price charged when sold separately, and the contractually stated renewal rates for its PCS, generally 18% to 21% of the license fee paid, on perpetual licenses. The Company uses the residual method to allocate any remaining arrangement fee to new software license revenue.

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When the Company enters into

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, the Company has developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under SOP No. 97-2, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on the Company’s VSOE of fair value and the residual amount is allocated to new software license revenue.

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

Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109 and FIN No. 48. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Under SFAS No. 109, deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, research and development tax credits, and foreign tax credits.

FIN No. 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and guidance in order to properly record any uncertain tax positions.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

Comprehensive Income. Certain revenues, expenses, gains and losses are recognized in comprehensive income but excluded from net income. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities.

Earnings per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented.

Stock-Based Compensation. The Company accounts for stock-based compensation given to employees in accordance with Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R requires all share-based payments and nonvested shares (restricted stock) issued to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. SFAS No. 159 became effective for the Company as of April 1, 2008. The Company did not adopt the fair value measurement election provisions of the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles,” or SFAS No. 162, which outlines the order of authority for the sources of accounting principles. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s results of operations or financial condition.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

fiscal years beginnings after December 15, 2008. The Company will apply the provisions of FSP EITF 03-6-1 in fiscal 2010. The Company has not yet determined the impact that the implementation of FST EITF 03-6-1 will have on its results of operations or financial condition.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

2. Stock-Based Compensation

The Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan, provides for the granting of incentive and non-qualified stock options and restricted stock to purchase up to 5,539,742 shares of the Company’s common stock. The number of shares available for issuance will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or an amount determined by the Board of Directors, or the Board, not to exceed an annual increase of 1,000,000 shares. The Board of Directors voted not to increase the number of shares for issuance on the first trading day of calendar year 2009, 2008, or 2007. Options are granted for terms up to ten years and generally vest over periods ranging from one to six years from the date of the grant. Restricted stock granted to employees under this plan generally vests over one to four years from the date of the grant. Restricted stock granted to non-employees under this plan generally vests over six months from the date of the grant. New option grants and restricted stock grants are granted from new shares of the Company’s common stock.

The Company’s Amended and Restated 1993 Incentive Stock Option Plan, or the 1993 Plan, provides for the granting of incentive stock options to purchase up to 3,000,000 shares of common stock of the Company. Options are granted for terms of up to ten years, and generally vest over periods ranging from one to six years

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

from the date of the grant. The Board approved a resolution to make no further grants for options or stock awards under the 1993 Plan upon approval of the 2000 Plan.

SFAS No.123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2009, 2008, and 2007, excess tax benefits from the exercise of stock options were $49,000, $29,000, and $383,000, respectively.

A summary of the total stock-based compensation expense for fiscal 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(in thousands)
Stock options	$172	$482	$979
Restricted stock	917	611	253
ESPP shares	444	446	230

Total stock-based compensation	$1,533	$1,539	$1,462

A summary of the total nonvested stock-based deferred compensation at March 31, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
Restricted stock	$1,633	$1,699
Stock options	—	162
ESPP shares	181	139

Total nonvested stock-based compensation	$1,814	$2,000

The deferred compensation associated with the nonvested restricted stock and ESPP shares at March 31, 2009 are expected to be recognized over a weighted average period of 1.1 years and 4 months, respectively.

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

A summary of the option transactions for fiscal 2009, 2008, and 2007 is as follows:

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,720,121	$10.79	—	$1,473	$7.56
Granted	—	—	—	—	—
Exercised	(92,648)	6.95	—	459	4.88
Forfeited or expired	(70,750)	12.45	—	3	8.90

Outstanding at end of period	2,556,723	10.89	2.94	1,283	7.62

Exercisable at end of period	2,556,723	10.89	2.94	1,283	7.62

Nonvested at end of period	—	—	—	—	—

	2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,841,065	$10.73	—	$1,405	$7.51
Granted	—	—	—	—	—
Exercised	(59,975)	6.08	—	256	4.23
Forfeited or expired	(60,969)	12.37	—	—	8.65

Outstanding at end of period	2,720,121	10.79	3.92	1,256	7.56

Exercisable at end of period	2,643,020	10.85	3.85	1,256	7.61

Nonvested at end of period	77,101	9.01	6.35	—	6.01

	2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,233,537	$10.37	—	$11,362	$7.31
Granted	30,000	13.25	—	8	3.90
Exercised	(381,153)	7.84	—	2,406	5.53
Forfeited or expired	(41,319)	10.78	—	113	7.30

Outstanding at end of period	2,841,065	10.73	4.91	9,092	7.51

Exercisable at end of period	2,649,614	10.80	4.71	8,356	7.65

Nonvested at end of period	191,451	9.67	7.68	735	5.68

During fiscal 2009, 76,451 stock options vested with a weighted average grant date fair value of $9.16.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

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

The Company did not grant any stock options during fiscal 2009 or fiscal 2008. The weighted average assumptions used to determine the grant-date fair value for stock options for fiscal 2007 are as follows:

2007
Risk-free interest rate	5.02%
Expected dividend yield	0.00%
Expected life	2 years
Volatility factor	43%

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. All of the Company’s stock options are fully vested. As a result, during the year ended March 31, 2009, the Company adjusted its expected forfeiture rate to reflect actual stock option forfeitures. The adjustment of the Company’s forfeiture rate did not have a significant impact on the financial statements.

During fiscal 2009, 2008, and 2007, the Company received proceeds of approximately $644,000, $365,000, and $3.0 million, respectively, and issued 92,648, 59,972, and 381,153 shares of common stock, respectively, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date the restricted stock award is granted, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to February 2006. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants is as follows:

	2009
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	213,177	$11.07
Granted	87,070	10.27
Vested	(61,370)	11.55
Forfeited	(3,315)	10.85

Nonvested at end of period	235,562	10.66

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

	2008
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	127,213	$12.14
Granted	108,190	9.86
Vested	(21,586)	11.16
Forfeited	(640)	14.41

Nonvested at end of period	213,177	11.07

	2007
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	43,451	$9.39
Granted	88,958	13.48
Vested	(1,200)	13.44
Forfeited	(3,996)	11.67

Nonvested at end of period	127,213	12.14

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 650,000 shares of its common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

To estimate the fair value of shares issued under its ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the 6 months prior to the first day of the plan period. The expense is calculated based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and that expense is recognized on a straight-line basis over the plan period.

A total of 150,712, 120,295, and 84,072 shares of the Company’s common stock were issued under the ESPP in fiscal 2009, 2008, and 2007, respectively. The issuance of the common stock resulted in proceeds to the Company of $1.1 million, $989,000, and $753,000, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

The weighted average assumptions to determine the value for ESPP shares for fiscal 2009, 2008, and 2007 are as follows:

	Plan Period Starting February 2009	Plan Period Starting August 2008	Plan Period Starting February 2008	Plan Period Starting August 2007	Plan Period Starting February 2007	Plan Period Starting August 2006
Risk-free interest rate	0.39%	1.88%	2.15%	4.96%	5.16%	5.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	88%	42%	60%	49%	45%	48%

3. Marketable Securities and Cash Equivalents

The following table summarizes the composition of the Company’s marketable securities at March 31, 2009 and 2008:

	March 31, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate note	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

	March 31, 2008
	(in thousands)
Auction rate securities	$8,800	$—	$(381)	$8,419	$1,451	$6,968
Municipal securities	6,000	—	—	6,000	6,000	—

Total marketable securities	$14,800	$—	$(381)	$14,419	$7,451	$6,968

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash equivalents and marketable securities, at March 31, 2009:

	Total Fair Value At March 31, 2009	Fair Value Measurement at March 31, 2009 Using
		Level 1	Level 2	Level 3
	(in thousands)
Corporate note	$999	$—	$999	$—
Money market funds	79,231	79,231	—	—

Total	$80,230	$79,231	$999	$—

At March 31, 2009, the Company grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2009, there were no withdrawal limits on redemptions for any of the money market funds that the Company

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

holds. At March 31, 2009, the Company grouped the corporate note using a Level 2 valuation because it used quoted prices in active markets for similar assets to determine the fair value. The contractual maturity for the corporate note is July 2009. The Company did not group any financial assets using a Level 3 valuation at March 31, 2009.

The following table summarizes the activity for the Company’s ARS measured at fair value using Level 3 inputs:

ARS
(in thousands)
Balance as of April 1, 2008	$8,419
Redemptions (at par)	(8,800)
Total gains and losses:
Included in earnings (realized)	—
Reversal of unrealized loss included in accumulated other comprehensive income	381

Balance as of March 31, 2009	$—

4. Acquisition of Specified Assets of Network Physics, Inc.

On October 19, 2007, the Company completed the acquisition of specified assets of Network Physics, Inc. (Network Physics). Pursuant to the asset purchase agreement, the purchase price totaled $10.0 million and was paid in cash from the Company’s working capital. The Company accounted for the asset acquisition as the purchase of productive assets and followed the guidance in SFAS No. 141 to perform the purchase price allocation. The Company expensed $720,000 in transaction-related professional services costs during fiscal 2008 in connection with the asset acquisition. The Company has conducted a review and analysis of the purchase price. A summary of the assets acquired follows:

	March 31,2008	Amortization Method	Useful Life
	(dollars in thousands)
Current assets	$45
Property, plant and equipment	572	Straight-line	1-3 years
Acquired technology	7,827	Straight-line	5 years
Customer relationships	724	Double-declining balance	4.5 years
Acquired workforce	837	Double-declining balance	5 years

Total consideration	$10,005

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	At March 31, 2009	At March 31, 2008
	(in thousands)
Acquired and purchased technology	$12,374	$12,374
Customer relationships	724	724
Acquired workforce asset	837	837

Total	13,935	13,935
Less: accumulated amortization	(7,742)	(5,302)

Intangible assets, net	$6,193	$8,633

Intangible assets associated with acquired and purchased technology consist of acquired technology related to the Company’s acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology from RadView Software, Ltd. in December 2005, and SQMworks, Inc. in April 2006, and the purchase of technology from Network Physics in October 2007. Intangible assets associated with customer relationships and acquired workforce asset relate to the purchase of specified assets from Network Physics in October 2007. Acquired and purchased intangible assets resulted in amortization expense for fiscal 2009, 2008 and 2007 of $2.4 million, $1.7 million, and $723,000, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the consolidated statements of operations. Amortization expense from the acquired workforce asset is included in research and development expenses in the consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $1.8 million in fiscal 2010, $1.8 million in fiscal 2011, $1.8 million in fiscal 2012, and $833,000 in fiscal 2013.

Goodwill is primarily derived from the Company’s acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company made no adjustment to goodwill during fiscal 2009 or fiscal 2008.

6. Property and Equipment

Property and equipment consisted of the following at March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Computer equipment	$9,708	$8,371
Leasehold improvements	9,977	6,699
Construction in progress	30	237
Purchased software	4,159	4,094
Office furniture and equipment	1,758	1,656

Total	25,632	21,057
Less: accumulated depreciation	(11,648)	(10,173)

Property and equipment, net	$13,984	$10,884

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

Depreciation expense for fiscal 2009, 2008, and 2007 was $3.1 million, $2.4 million, and $1.6 million, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Accrued compensation and bonuses	$6,504	$4,866
Accrued accounting and tax services	692	970
Accrued legal services	—	11
Accrued inventory	997	225
Other	3,368	2,483

Total	$11,561	$8,555

8. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2009, 2008, and 2007, were as follows:

	2009	2008	2007
	(in thousands)
Current provision:
Federal	$2,164	$115	$2,471
State	744	13	785
Foreign	451	382	349

Total current provision	3,359	510	3,605

Deferred (benefit) provision:
Federal	(320)	(748)	(28)
State	(88)	(131)	23
Foreign	(23)	(3)	55

Total deferred (benefit) provision	(431)	(882)	50

Total provision (benefit) for income taxes	$2,928	$(372)	$3,655

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

At March 31, 2009 and 2008, the components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,544	$1,346
Deferred revenue	648	315
In-process research and development	138	158
Deferred rent	1,114	777
Research and development tax credit carryforward	1,188	1,483
Accelerated book amortization of acquired technology	1,463	960
Bad debt reserve	275	59
Federal net operating loss carryforward	12,941	12,995
Foreign net operating loss carryforward	82	73
Foreign tax credit carryforward	—	138
Deferred stock based compensation	864	808
Accelerated depreciation	—	128
Other temporary differences	17	29

Gross deferred tax assets	20,274	19,269
Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	6,985	5,980

Deferred tax liabilities:
Tax amortization of goodwill	(2,241)	(1,961)
Accelerated depreciation	(249)	—
Tax accounting for unbilled accounts receivable	(1,065)	(988)

Total deferred tax liabilities	(3,555)	(2,949)

Net deferred tax asset	$3,430	$3,031

SFAS No. 109 “Accounting for Income Taxes,” or SFAS No. 109 requires that the Company assess the realizability of deferred tax assets at the end of each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, the Company has established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. The Company believes that it is more likely than not that the remaining net deferred tax asset of $3.4 million will be realized, based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

The provision for income taxes for fiscal 2009, 2008, and 2007 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2009	2008	2007
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes – net of Federal benefit	4.7	(7.0)	4.5
Nondeductible meals and entertainment	0.6	38.0	0.5
Nondeductible fines and penalties	—	3.6	0.1
Nondeductible stock compensation	2.0	93.9	0.1
Nondeductible expenses – other	0.1	4.3	0.1
Section 199 deduction	(2.4)	(10.2)	(0.6)
Tax credits	(7.1)	(209.3)	(6.2)
Provision to return true-ups (permanent items)	3.5	148.9	0.5
Foreign tax expense	2.4	(173.6)	—
Tax exempt income	—	(234.0)	(1.9)
Other	1.2	13.0	0.1
FIN No. 48	(0.4)	45.2	—
Changes to estimates	—	8.2	0.5
Foreign tax rate differential	(0.4)	14.5	(0.2)

Effective tax rate	38.2%	(230.5)%	31.5%

For fiscal 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the United States and foreign tax rates, research and development credits and the domestic production activities deduction. The increase in the Company’s effective tax rate in fiscal 2009 from fiscal 2008 was primarily due to the increase in its book income which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year. The decrease in the Company’s effective tax rate in fiscal 2008 from fiscal 2007 was primarily the result of a decrease in book income and an increase in permanent book to tax differences such as tax exempt interest income.

At March 31, 2009, the Company had a United States federal research and development tax credit carryforward of approximately $1.2 million and net operating loss carryforwards of approximately $38.2 million, which will expire in the years 2019 through 2024. At March 31, 2009, the Company’s Singapore subsidiary had a foreign net operating loss carryforward of $454,000. The foreign net operating loss can be carried forward indefinitely under local tax legislation.

As part of the Altaworks Corporation acquisition, the Company received a federal net operating loss carryforward of approximately $38.8 million and a research and development credit carryforward of approximately $1.2 million. The related deferred tax assets amount to $14.4 million. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not that a portion of the assets will not be realized and has placed a valuation allowance of $13.3 million against that portion.

At March 31, 2009, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $2.9 million, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

The total amount of gross unrecognized tax benefits as of April 1, 2008 was $838,000. Of this total, $808,000 represents the amount of unrecognized tax benefits (net of federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2009, the gross unrecognized benefit was $804,000, $775,000 of which would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009 and 2008 follows:

(in thousands)
Unrecognized tax benefits at April 1, 2008	$838
Gross increases – current period tax positions	139
Lapse of statute of limitations	(159)
Foreign currency translation adjustment	(14)

Unrecognized tax benefits at March 31, 2009	$804

(in thousands)
Unrecognized tax benefits at April 1, 2007	$810
Gross decreases – tax positions in prior period	(80)
Gross increases – current period tax positions	79
Foreign currency translation adjustment	29

Unrecognized tax benefits at March 31, 2008	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY05 – FY08
Belgium	FY05 – FY08
France	FY06 – FY08
Germany	FY04 – FY08
United Kingdom	FY08
United States	FY06 – FY08
Maryland	FY04 – FY08
New York	FY07 – FY08

The Company’s continuing practice is to recognize interest, if any, related to income tax matters in interest expense in its consolidated statements of operations and penalties as part of general and administrative expense in its consolidated statements of operations. During fiscal 2008, the Company recognized $6,000 in potential interest expense associated with uncertain tax positions. During fiscal 2009, the Company recognized $4,000 in potential interest expense associated with uncertain tax positions and reversed $17,000 associated with potential claims now barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2009 was $13,000 and $2,000, respectively.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes and lapse of statute of limitations. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $276,000 in the next twelve months.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

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

9. Commitments and Contingencies

The Company’s corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $1.2 million in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements. The lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. The lease provides for one five-year renewal option. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $69,000 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, the Company leases additional office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the consumer price index. Total rent expense under all leases for fiscal 2009, 2008, and 2007 was $5.0 million, $4.5 million, and $3.8 million, respectively. At March 31, 2009, future minimum lease payments required under non-cancelable leases were as follows:

(in thousands)
Year ending March 31,
2010	$5,227
2011	4,829
2012	2,136
2013	1,959
2014	1,690
Thereafter	9,223

Total minimum lease payments	$25,064

The Company accounts for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2009, the Company has not recorded any liabilities related to these indemnifications.

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

10. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2009, the lender under the credit facility had issued letters of credit in favor of the beneficiaries under a number of the Company’s operating leases in the aggregate amount of $1.4 million. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by the Company’s accounts receivable. Effective March 31, 2009, the Company elected to eliminate any borrowing capacity under the credit facility in excess of its existing outstanding letters of credit.

11. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan, covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2009, 2008, and 2007 was $1.4 millions, $1.3 million, and $1.1 million, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

12. Earnings per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2009, 2008, and 2007:

	2009	2008	2007
	($ in thousands, except per share amounts)
Net Income (Numerator):
Basic and diluted net income	$4,732	$533	$7,965

Shares (Denominator):
Weighted average shares outstanding (basic)	20,296,165	20,342,426	20,357,530
Plus:
Effect of other dilutive securities – options	237,212	253,542	831,709
Effect of other dilutive securities – restricted stock	47,589	24,819	16,310

Weighted average shares outstanding (diluted)	20,580,966	20,620,787	21,205,549

Net income per common share:
Basic	$0.23	$0.03	$0.39
Diluted	$0.23	$0.03	$0.38

The weighted average diluted shares outstanding is not affected during any period where the exercise price of a stock option is greater than the average market price. Options for the purchase of 1,745,390, 1,826,054 and 469,600 common shares were excluded from the weighted average diluted shares outstanding for fiscal 2009, 2008, and 2007, respectively, because their effect was anti-dilutive.

13. Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $955,000, $5.0 million, and $1.5 million to purchase 75,724, 521,849, and 104,000 shares during fiscal 2009, 2008, and 2007, respectively, at an average price of $12.61, $9.61, and $14.62.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the year are included in these totals.

As of March 31, 2009, the Company had repurchased 1,111,411 shares of common stock under the stock repurchase program.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

14. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2009, 2008, and 2007, net of tax, are as follows:

	2009	2008	2007
Net income	$4,732	$533	$7,965
Foreign currency translation adjustments	(1,712)	147	758
Net unrealized gains (losses) on marketable securities	381	(381)	(19)

Total comprehensive income	$3,401	$299	$8,704

Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and net unrealized (losses)/gains on marketable securities. The components of accumulated other comprehensive (loss) income at March 31, 2009 and 2008, net of tax, are as follows:

	2009	2008
Foreign currency translation adjustments	(1,171)	541
Net unrealized losses on marketable securities	—	(381)

Total accumulated other comprehensive (loss) income	$(1,171)	$160

15. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. For the years ended March 31, 2009, 2008, and 2007, revenue from transactions with United States government agencies was approximately 35%, 41%, and 43% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2009, 2008 or 2007. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2009, 2008, and 2007.

Revenue by geographic destination and as a percentage of total revenue for fiscal 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Geographic Area by Destination
United States	$96,896	$80,840	$75,071
International	25,983	20,506	20,059

	$122,879	$101,346	$95,130

Geographic Area by Destination
United States	78.9%	79.8%	78.9%
International	21.1	20.2	21.1

	100.0%	100.0%	100.0%

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

16. Valuation and Qualifying Accounts

The following table sets forth activity in our valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
Accounts receivable reserve account:
Year ended March 31, 2009	$154	$646	$(87)	$713
Year ended March 31, 2008	$133	$96	$(75)	$154
Year ended March 31, 2007	$140	$25	$(32)	$133

Deferred tax valuation account:
Year ended March 31, 2009	$13,289	$—	$—	$13,289
Year ended March 31, 2008	$13,289	$—	$—	$13,289
Year ended March 31, 2007	$13,289	$—	$—	$13,289

(1)	Deductions represent write-offs of accounts receivable previously reserved and adjustments to reflect accounts receivable at net realizable value.

17. Quarterly Financial Data (Unaudited)

Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$30,094	$32,358	$31,515	$28,912
Gross profit	22,238	24,527	23,630	21,200
Income (loss) from operations	945	3,121	2,832	(484)
Net income (loss)	807	2,034	1,962	(71)
Basic net income (loss) per common share	$0.04	$0.10	$0.10	$(0.00)
Diluted net income (loss) per common share	$0.04	$0.10	$0.10	$(0.00)
Basic weighted average common shares outstanding	20,209	20,278	20,315	20,384
Diluted weighted average common shares outstanding	20,444	20,682	20,652	20,384

Year Ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$23,332	$24,991	$26,017	$27,006
Gross profit	17,474	19,026	19,091	19,566
(Loss) income from operations	(59)	211	(2,346)	(1,224)
Net income (loss)	647	1,301	(1,312)	(103)
Basic net income (loss) per common share	$0.03	$0.06	$(0.06)	$(0.00)
Diluted net income (loss) per common share	$0.03	$0.06	$(0.06)	$(0.00)
Basic weighted average common shares outstanding	20,516	20,409	20,273	20,200
Diluted weighted average common shares outstanding	21,180	20,926	20,273	20,200

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009, 2008, and 2007

18. Interest and Other Income, Net

The components of interest and other income, net, for fiscal 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Interest income	$1,004	$3,646	$3,825
Interest expense	(25)	(30)	(26)
Other income	267	—	38
Other expense	—	(37)	(3)

Interest and other income, net	$1,246	$3,579	$3,834

19. Subsequent Event

On May 13, 2009, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which will be paid on June 29, 2009 to stockholders of record as of the close of business on June 15, 2009.

The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.1	2000 Employee Stock Purchase Plan, as Restated	Incorporated by reference from to the Schedule 14A as filed with the SEC on June 20, 2008.

10.2	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.4	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.5	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.6	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.7	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.8	Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.

Exhibit Number	Description	Source
10.9	Office Lease Agreement, dated December 2006 between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.10	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001.

10.11	Loan Modification Agreement, dated June 4, 2008, between Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.12*	Form of Restricted Stock Agreement	Exhibit 10.12 to this Annual Report on Form 10-K.

10.13	Form of Stock Option Agreement	Incorporated by reference from exhibit 10.2 to the Registrant’s Current Report on Form 8-K for as filed with the SEC on December 23, 2004.

*21	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

*23	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Annual Report on Form 10-K.

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	filed herewith