Form 10-Q
period 2009-06-30
OPNET TECHNOLOGIES INC
filed 2009-08-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding on August 4, 2009 was 20,759,288.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	March 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$90,456	$90,990
Marketable securities	1,000	999
Accounts receivable, net of $307 and $713 in allowance for doubtful accounts at June 30 and March 31, 2009, respectively	22,910	24,086
Unbilled accounts receivable	5,242	5,476
Inventory	581	722
Deferred income taxes, prepaid expenses and other current assets	4,668	4,043

Total current assets	124,857	126,316

Property and equipment, net	13,742	13,984
Intangible assets, net	5,707	6,193
Goodwill	14,639	14,639
Deferred income taxes and other assets	5,109	4,932

Total assets	$164,054	$166,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,205	$485
Accrued liabilities	9,757	11,561
Other income taxes	1,072	849
Deferred rent	402	364
Deferred revenue	30,166	30,223

Total current liabilities	42,602	43,482

Accrued liabilities	67	69
Deferred rent	2,455	2,571
Deferred revenue	3,029	2,910
Other income taxes	559	527

Total liabilities	48,712	49,559

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 27,926,794 and 27,903,470 shares issued at June 30 and March 31, 2009, respectively; 20,675,930 and 20,658,514 shares outstanding at June 30 and March 31, 2009, respectively	28	28
Additional paid-in capital	93,840	93,292
Retained earnings	37,351	39,570
Accumulated other comprehensive loss	(607)	(1,171)
Treasury stock, at cost—7,250,864 and 7,244,956 shares at June 30 and March 31, 2009, respectively	(15,270)	(15,214)

Total stockholders’ equity	115,342	116,505

Total liabilities and stockholders’ equity	$164,054	$166,064

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
New software licenses	$8,914	$12,936
Software license updates, technical support and services	11,300	9,741
Professional services	7,513	7,417

Total revenue	27,727	30,094

Cost of revenue:
New software licenses	1,106	629
Software license updates, technical support and services	1,227	1,121
Professional services	5,031	5,527
Amortization of acquired technology and customer relationships	436	579

Total cost of revenue	7,800	7,856

Gross profit	19,927	22,238

Operating expenses:
Research and development	7,886	7,523
Sales and marketing	10,303	10,935
General and administrative	2,362	2,835

Total operating expenses	20,551	21,293

(Loss) income from operations	(624)	945
Interest and other income, net	68	425

(Loss) income before (benefit) provision for income taxes	(556)	1,370
(Benefit) provision for income taxes	(197)	563

Net (loss) income	$(359)	$807

Basic net (loss) income per common share	$(0.02)	$0.04

Diluted net (loss) income per common share	$(0.02)	$0.04

Basic weighted average common shares outstanding	20,448	20,217

Diluted weighted average common shares outstanding	20,448	20,416

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(359)	$807
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,304	1,374
Provision for losses on accounts receivable	(174)	64
Deferred income taxes	19	308
Non-cash stock-based compensation expense	427	380
Non-cash accretion of market discount on marketable securities	(1)	—
Loss on disposition of fixed assets	—	21
Changes in assets and liabilities:
Accounts receivable	1,584	(5,973)
Inventory	(94)	54
Prepaid expenses and other current assets	(305)	164
Other assets	(586)	15
Accounts payable	634	411
Accrued liabilities	(975)	1,266
Accrued income taxes	(195)	146
Deferred revenue	62	932
Deferred rent	(78)	(75)
Excess tax benefit from exercise of stock options	—	(1)

Net cash provided by (used in) operating activities	1,263	(107)

Cash flows from investing activities:
Purchase of property and equipment	(564)	(1,544)
Proceeds from sale/maturity of investments	—	7,700

Net cash (used in) provided by investing activities	(564)	6,156

Cash flows from financing activities:
Acquisition of treasury stock	(56)	(31)
Proceeds from exercise of common stock options	119	96
Excess tax benefit from exercise of stock options	—	1
Payment of dividend to stockholders	(1,860)	—

Net cash (used in) provided by financing activities	(1,797)	66

Effect of exchange rate changes on cash and cash equivalents	564	12

Net (decrease) increase in cash and cash equivalents	(534)	6,127
Cash and cash equivalents, beginning of period	90,990	71,410

Cash and cash equivalents, end of period	$90,456	$77,537

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of software products and related services for managing networks and applications. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Singapore; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC. The March 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2009 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Cash paid during the period:
Income tax payments	$9	$50
Non-cash financing and investing activities:
Change in unrealized gain on marketable securities	$—	$180
Restricted stock issued	$114	$142
Accrued liability for the purchase of property and equipment	$35	$170

2.	Significant Accounting Policies

The following discussion updates the Company’s disclosures on significant accounting policies (as previously outlined in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009) to include an overview of the impact of accounting pronouncements adopted in the current fiscal year.

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginnings after December 15, 2008. The Company applied the provisions of FSP EITF 03-6-1 in fiscal 2010. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” or SFAS No. 165, to be effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not materially change the existing guidance but introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 became effective for the Company on April 1, 2009 and the adoption did not have an impact on its financial statements. The Company has evaluated subsequent events through August 6, 2009, which is the date of its Form 10-Q filing.

3.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R. SFAS No. 141R, which replaced SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 141R, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 R. FSP SFAS No. 141R amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141R applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141R. FSP SFAS No. 141R will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after the effective date.

In April 2008, FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. FAS 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 will apply prospectively to intangible assets acquired on or after the effective date.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141R and SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141R and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is on or after the effective date.

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

SFAS No.123R, “Share Based Payment,” or SFAS No. 123R, requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. There were no excess tax benefits from the exercise of stock options for the three months ended June 30, 2009. For the three months ended June 30, 2008, excess tax benefits from the exercise of stock options were $1,000.

A summary of the total stock-based compensation expense for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Restricted stock	$263	$196
ESPP shares	164	102
Stock options	—	82

Total stock-based compensation	$427	$380

A summary of the total nonvested stock-based deferred compensation at June 30, 2009 and 2008 is as follows:

	June 30, 2009	June 30, 2008
	(in thousands)
Restricted stock	$1,485	$1,646
Stock options	—	80
ESPP shares	51	33

Total nonvested stock-based compensation	$1,536	$1,759

The deferred compensation related to nonvested restricted stock and ESPP shares at June 30, 2009 is expected to be recognized over a weighted average period of 1.0 year and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89	—	$1,885	$7.62
Granted	—	$—	—	$—	$—
Exercised	(18,813)	$6.32	—	$36	$4.43
Forfeited or expired	(19,306)	$12.38	—	$2	$8.60

Outstanding at end of period	2,518,604	$10.91	2.69	$1,824	$7.64

Exercisable at end of period	2,518,604	$10.91	2.69	$1,824	$7.64
Nonvested at end of period	—	$—	—	$—	$—

	Three Months Ended June 30, 2008
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79	—	$1,758	$7.56
Granted	—	$—	—	$—	$—
Exercised	(17,083)	$5.63	—	$59	$3.98
Forfeited or expired	(42,450)	$11.20	—	$—	$8.02

Outstanding at end of period	2,660,588	$10.82	3.66	$1,697	$7.58

Exercisable at end of period	2,586,637	$10.88	3.60	$1,691	$7.62
Nonvested at end of period	73,951	$8.92	6.10	$6	$5.95

During the three months ended June 30, 2009, no stock options vested or were granted.

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

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. All of the Company’s stock options fully vested during the three months ended March 31, 2009. As a result, during the year ended March 31, 2009, the Company adjusted its expected forfeiture rate to reflect actual stock option forfeitures. The adjustment of the Company’s forfeiture rate did not have a significant impact on the financial statements.

During the three months ended June 30, 2009 and 2008, respectively, the Company received proceeds of approximately $119,000 and $96,000 and issued 18,813 and 17,083 shares of common stock, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	235,562	$10.66	213,177	$11.07
Granted	12,141	$9.88	15,955	$9.40
Vested	(16,141)	$11.17	(10,420)	$11.11
Forfeited	(7,630)	$9.09	(2,891)	$10.76

Nonvested at end of period	223,932	$10.63	215,821	$10.95

ESPP

The Company’s 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase shares of its common stock. On July 20, 2009, the stockholders voted to increase the number of shares authorized for issuance under the ESPP from 650,000 shares to 820,000 shares. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

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

Since the plan period for the Company’s ESPP ends in January and July of each year, no shares of the Company’s common stock were issued under the ESPP in the three months ended June 30, 2009 or 2008.

5.	Marketable Securities and Cash Equivalents

The following table summarizes the composition of the Company’s marketable securities at June 30 and March 31, 2009:

	June 30, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate note	$1,000	$—	$—	$1,000	$1,000	$—

Total marketable securities	$1,000	$—	$—	$1,000	$1,000	$—

	March 31, 2009
	(in thousands)
Corporate note	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash equivalents and marketable securities, at June 30, 2009:

		Fair Value Measurement at June 30, 2009
		Using
	Total Fair Value At June 30, 2009	Level 1	Level 2	Level 3
	(in thousands)
Corporate note	$1,000	$—	$1,000	$—
Money market funds	81,321	81,321	—	—

Total	$82,321	$81,321	$1,000	$—

At June 30, 2009, the Company grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30, 2009, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. At June 30, 2009, the Company grouped the corporate note using a Level 2 valuation because it used quoted prices in active markets for similar assets to determine the fair value. The contractual maturity for the corporate note is July 2009. The Company did not group any financial assets using a Level 3 valuation at June 30, 2009.

6.	Earnings Per Share

On April 1, 2009, the Company adopted FSP EITF 03-6-1. This FSP addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method under SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires nonvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands, except per share amounts)
Net (loss) income (numerator):
Basic and diluted net (loss) income attributable to common stockholders	$(359)	$807
Dividends paid on nonvested restricted stock	(20)	—	(1)
Undistributed earnings attributable to nonvested restricted stock	— (2)	(8)

Net (loss) income available to common stockholders excluding nonvested restricted stock	$(379)	$799

Shares (denominator):
Weighted average common shares outstanding—basic	20,447,775	20,216,517
Effect of other dilutive securities—options	—	199,289

Weighted average diluted shares outstanding	20,447,775	20,415,806

Net (loss) income per common share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

(1)	No dividends were paid during the three months ended June 30, 2008.
(2)	Losses are not allocated to participating securities in the computation of (loss) earnings per common share.

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. Options for the purchase of 1,995,540 and 1,800,254 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended June 30, 2009 and 2008, respectively, because their effect was anti-dilutive.

7.	Stockholder’s Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $56,000 and $31,000 to purchase 5,908 and 3,335 shares during the three months ended June 30, 2009 and 2008, respectively, at average prices of $9.48 and $9.12 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

Dividend

On May 13, 2009, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which was paid on June 29, 2009 to stockholders of record as of the close of business on June 15, 2009.

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

8.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with U.S. government agencies was approximately 42.6% and 31.0% of total revenue for the three months ended June 30, 2009 and 2008, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2009 and 2008. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three months ended June 30, 2009 or 2008. Substantially all assets were held in the United States at June 30 and March 31, 2009. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands)
Geographic Area:
United States	$21,765	$23,863
International	5,962	6,231

Total revenue	$27,727	$30,094

Geographic Area:
United States	78.5%	79.3%
International	21.5%	20.7%

Total revenue	100.0%	100.0%

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net (loss) income	$(359)	$807
Foreign currency translation adjustments	564	32
Unrealized gain on marketable securities	—	180

Total comprehensive income	$205	$1,019

Accumulated other comprehensive loss of $607,000 at June 30, 2009 and $1.2 million at March 31, 2009 is comprised of foreign currency translation adjustments.

10.	Commitments and Contingencies

The Company accounts for guarantees in accordance with FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others,” or Interpretation No. 45. Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of June 30, 2009, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 35.4% and 41.1% for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in the Company’s effective tax rate for the three months ended June 30, 2009, as compared to the same period in the prior fiscal year, was primarily due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which made it unavailable to the Company during the three months ended June 30, 2008.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY05 – FY09
Belgium	FY06 – FY09
France	FY06 – FY09
Germany	FY04 – FY09
United Kingdom	FY08 – FY09
United States	FY06 – FY09
Maryland	FY04 – FY09
New York	FY07 – FY09

12.	Subsequent Events

The Company has evaluated subsequent events through August 6, 2009, which is the date of its Form 10-Q filing.

The Company voluntarily deregistered its Australian subsidiary, OPNET Technologies Pty Limited, during July 2009. The deregistration is effective March 31, 2009.

On July 30, 2009, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which will be paid on September 29, 2009 to stockholders of record as of the close of business on September 15, 2009. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

On July 31, 2009, the Company filed a registration statement on Form S-8 for the purpose of registering an additional 170,000 shares of common stock, issuable pursuant to the Company’s 2000 Employee Stock Purchase Plan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three months ended June 30, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2009. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States, and we have subsidiaries in Belgium, France, Germany, the United Kingdom and Singapore. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and the purchase price for hardware platforms associated with the delivery of some software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the three months ended June 30, 2009 and 2008, perpetual licenses represented approximately 94% and 86%, respectively of our software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2009, or Q1 fiscal 2010, as compared to the three months ended March 31, 2009, or Q4 fiscal 2009, we experienced a decrease in total revenue, gross profit, income from operations, net income, and cash flow from operations. The decrease was primarily the result of a decline in new software license revenue of $1.8 million. We believe the decline was driven by the impact that the challenging economy had on our customers’ ability to execute new software licenses during the quarter, especially licenses of our network planning, engineering and operations.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	June 30, 2009	March 31, 2009	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$27,727	$28,912	$(1,185)	(4.1)%
Total cost of revenue	$7,800	$7,712	$88	1.1%
Gross profit	$19,927	$21,200	$(1,273)	(6.0)%
Gross profit as a percentage of total revenue (gross margin)	71.9%	73.3%
Total operating expenses	$20,551	$21,684	$(1,133)	(5.2)%
Loss from operations	$(624)	$(484)	$(140)	28.9%
Loss from operations as a percentage of total revenue (operating margin)	(2.3)%	(1.7)%
Net loss	$(359)	$(72)	$(287)	398.6%
Diluted net loss per common share	$(0.02)	$(0.00)	$(0.02)	427.7%
Total employees (period end)	580	593	(13)	(2.2)%
Total average employees	582	585	(3)	(0.5)%
Total consultants (period end)	104	118	(14)	(11.9)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	71	70	1	1.4%

Financial Condition and Liquidity Data:
Cash, cash equivalents and marketable securities (period end)	$91,456	$91,989	$(533)	(0.6)%
Cash flows provided by operating activities	$1,263	$3,872	$(2,609)	(67.4)%
Total deferred revenue (period end)	$33,195	$33,133	$62	0.2%

Our decrease in total revenue in Q1 fiscal 2010 from Q4 fiscal 2009 was primarily due to a decline in new software license revenue of $1.8 million, which was partially offset by a $320,000 increase in professional services revenue and a $267,000 increase in software license updates, technical support and services revenue. The sequential decline in revenue from new software licenses was largely the result of a decline in revenue from corporate enterprise customers, partially offset by growth in revenue from United States government customers. The sequential increase in revenue from professional services was largely the result of an increase in revenue from corporate enterprise customers. The sequential increase in software license updates, technical support and services revenue was largely due to growth in our installed customer base. Total revenue generated from sales to United States government customers increased by $953,000 during Q1 fiscal 2010 as compared to Q4 fiscal 2009. The percentage of total revenue from United States government customers increased to 42.6% in Q1 fiscal 2010 from 37.6% in Q4 fiscal 2009.

Our international revenue decreased 7.2% to $6.0 million for Q1 fiscal 2010 as compared to Q4 fiscal 2009. As a percentage of total revenue, international revenue decreased from 22.2% to 21.5%. The decline in international revenue was primarily the result of a decline in revenue from international government customers and, to a lesser extent, network equipment manufacturer customers. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q1 fiscal 2010. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit decreased $1.3 million, or 6.0%, to $19.9 million for Q1 fiscal 2010 from $21.2 million for Q4 fiscal 2009. The decrease in gross profit and gross margin was the result of a $1.8 million decrease in new software license revenue, partially offset by a $320,000 increase in professional services revenue and a $267,000 increase in software license updates, technical support and services revenue. Gross margin on new software license revenue, software license updates, technical support and services revenue and professional services revenue for Q1 fiscal 2010 was 87.6%, 89.1%, and 33.0%, respectively. Changes in revenue from software license updates, technical support and services revenue and revenue from new software license have more impact on gross profit than changes in revenue from professional services, as a result of their higher gross margins.

Our operating income decreased to negative $624,000, or negative 2.3% of total revenue, during Q1 fiscal 2010 from negative $484,000, or negative 1.7%, of total revenue, during Q4 fiscal 2009. The decrease in operating income during Q1 fiscal 2010 as compared to Q4 fiscal 2009 was largely the result of a $1.8 million decrease in new software license revenue, partially offset by a $1.1 million decrease in operating expenses. The decrease in operating expenses was primarily the result of a $660,000 decrease in the cost of trade shows resulting from marketing cost control initiatives and a $433,000 decrease in bad debt expense resulting from payments received for a large aged receivable.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment could continue to make it more difficult to generate revenue domestically and internationally. We expect future growth opportunities in revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We also believe the increase in the proportion of sales of our application performance management solutions as compared to our other solutions may decrease demand for our consulting implementation services, as our application performance management solutions generally require less time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from new software licenses, as revenue from new software licenses and revenue from software license updates, technical support and services have substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods may also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially in the application performance management market. We made significant personnel investments in research and development during fiscal 2009; however, given current economic conditions, we plan to invest more modestly in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We made significant personnel investments in sales and marketing during fiscal 2009. Given the current economic environment, we plan to invest modestly in additional quota-carrying sales personnel during the coming quarters. Additionally, we have taken specific steps to significantly reduce the dollar amount of marketing expenditures we intend to make during the remainder of fiscal 2010 as compared to fiscal 2009. Consequently, we expect the absolute dollar amount of sales and marketing expenses to remain relatively flat over the next several quarters but generally decrease as a percentage of total revenue in future periods. Our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to negative 2.3% during Q1 fiscal 2010 from negative 1.7% during Q4 fiscal 2009. We remain committed to increasing profitability and generating long-term growth. As a result of the challenging economic environment, we have taken a number of steps to control our operating expenses and maximize our operating margin at a given revenue level. We do not believe that additional changes to our cost structure are necessary at this time, but we intend to closely monitor and control expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Revenue:
New software licenses	32.1%	43.0%
Software license updates, technical support and services	40.8	32.4
Professional services	27.1	24.6

Total revenue	100.0	100.0

Cost of revenue:
New software licenses	4.0	2.1
Software license updates, technical support and services	4.4	3.7
Professional services	18.1	18.4
Amortization of acquired technology and customer relationships	1.6	1.9

Total cost of revenue	28.1	26.1

Gross profit	71.9	73.9

Operating expenses:
Research and development	28.4	25.0
Sales and marketing	37.2	36.3
General and administrative	8.6	9.5

Total operating expenses	74.2	70.8

(Loss) income from operations	(2.3)	3.1
Interest and other income, net	0.2	1.5

(Loss) income before (benefit) provision for income taxes	(2.1)	4.6
(Benefit) provision for income taxes	(0.8)	1.9

Net (loss) income	(1.3)%	2.7%

Revenue

New Software License Revenue. New software license revenue was $8.9 million and $12.9 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of 31.1%. The decrease was largely due to a decrease in revenue generated from corporate enterprise customers, partially offset by an increase in revenue generated from U.S. government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $11.3 million and $9.7 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of 16.0%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three months ended June 30, 2009, as compared to the same period in fiscal 2009, reflects increases in the overall customer-installed base.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Consulting services revenue	$7,382	$7,234
Training revenue	131	183

Professional services revenue	$7,513	$7,417

Professional services revenue was $7.5 million and $7.4 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of 1.3%. Consulting services revenue accounted for 98.3% and 97.5% for the three months ended June 30, 2009 and 2008, respectively. The slight increase in professional services revenue was largely due to an increase in revenue generated from international government customers.

International Revenue.

Our international revenue was $6.0 million and $6.2 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of 4.3%. Our international revenue increased as a percentage of total revenue to 21.5% for the three months ended June 30, 2009 from 20.7% for the same period in fiscal 2009. The absolute dollar decrease was largely the result of a decrease in revenue from service provider customers, partially offset by an increase in revenue from corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three months ended June 30, 2009 and 2008. Our international revenue is primarily generated in Europe and Japan. We have focused efforts on increasing international revenue from enterprise customers.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended June 30,
Cost of Revenue:	2009	2008
New software licenses	12.4%	4.9%
Software license updates, technical support and services	10.9%	11.5%
Professional services	67.0%	74.5%

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

Cost of New Software License Revenue. Cost of software license revenue was $1.1 million and $629,000 for the three months ended June 30, 2009 and 2008, respectively. The increase in costs was primarily the result of a $567,000 increase in costs related to hardware platforms used to deliver our ACE Live software products. The increase in ACE Live hardware platform cost was the result of selling a larger proportion of ACE Live solutions during the three months ended June 30, 2009, as compared to the same period in fiscal 2009. Gross margin on software license revenue decreased to 87.6% for the three months ended June 30, 2009, compared to 95.1% for the same period in fiscal 2009, as a result of increases in related hardware costs.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $1.2 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. The increase was largely the result of an increase in compensation costs and the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 89.1% for the three months ended June 30, 2009, from 88.5% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $5,000 and $6,000 for the three months ended June 30, 2009 and 2008, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $5.0 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively. Gross margin on professional services revenue increased to 33.0% for the three months ended June 30, 2009 from 25.5% for the same period in fiscal 2009. The increase in gross margin and the decrease in cost for the three months ended June 30, 2009, as compared to the same period in fiscal 2009, was primarily the result of a decrease in compensation expense of $340,000 related to staff reductions, and a decrease in travel expense of $72,000. Stock-based compensation expense allocated to cost of professional services was $34,000 and $29,000 for the three months ended June 30, 2009 and 2008, respectively.

Operating Expenses

Research and Development. Research and development expenses were $7.9 million and $7.5 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of 4.8%. The increase in expenses for the three months ended June 30, 2009, as compared to the same period in fiscal 2009, was largely due to an increase in facility costs of $325,000 and compensation costs of $113,000 resulting from increased staffing levels necessary for developing new products as well as sustaining and upgrading existing products. Stock-based compensation expense allocated to research and development was $173,000 and $148,000 for the three months ended June 30, 2009 and 2008, respectively.

Sales and Marketing. Sales and marketing expenses were $10.3 million and $10.9 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of 5.8%. The decrease in expense was due to a decline in trade show costs of $632,000 and a decline in compensation costs of $150,000. Stock-based compensation expense allocated to sales and marketing was $104,000 and $93,000 for the three months ended June 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses were $2.4 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of 16.7%. The decrease in expense was largely the result of a decline in accounting and tax service fees resulting from a decrease in fees and the timing of when certain accounting and tax-related work was completed and, to a lesser extent, a decline in bad debt expense as a result of receiving payments related to an aged receivable. Stock-based compensation expense allocated to general and administrative expense was $111,000 and $103,000 for the three months ended June 30, 2009 and 2008, respectively.

Interest and Other Income, net. Interest and other income, net, was $68,000 and $425,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease in interest and other income, net, for the three months ended June 30, 2009, as compared to the same period in fiscal 2009, was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and, to a lesser extent, a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 35.4% and 41.1% for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in our effective tax rate for the three months ended June 30, 2009, as compared to the same period in the prior fiscal year, was primarily due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which made it unavailable to us during the three months ended June 30, 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of June 30, 2009, we had cash and cash equivalents totaling $90.5 million and marketable securities of $1.0 million.

Net cash provided by operating activities was $1.3 million for the three months ended June 30, 2009. Net cash used in operating activities was $107,000 for the three months ended June 30, 2008. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable and an increase in accounts payable, which was partially offset by a decrease in accrued liabilities.

Net cash used in investing activities was $564,000 for the three months ended June 30, 2009. Net cash provided by investing activities was $6.2 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, we used funds of $564,000 to purchase property and equipment. For the three months ended June 30, 2008, we used funds of $1.5 million to purchase property and equipment and we received proceeds of $7.7 million from the sale or maturity of investments.

Net cash used in financing activities was $1.8 million for the three months ended June 30, 2009. Net cash provided by financing activities was $66,000 for the three months ended June 30, 2008. We used $1.9 million dollars to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009. We used $56,000 and $31,000 to acquire 5,908 and 3,335 shares of treasury stock during the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, all of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable quarter. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the three months ended June 30, 2009 and 2008, respectively, we received proceeds of approximately $119,000 and $96,000 and issued 18,813 and 17,083 shares of common stock, pursuant to employee and director exercises of stock options. Since the plan period for our ESPP ends in January and July of each year, no shares of our common stock were issued under the ESPP in the three months ended June 30, 2009 or 2008. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2009 there were no excess tax benefits from the exercise of stock options. For the three months ended June 30, 2008, excess tax benefits from the exercise of stock options were $1,000.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, is reported on our condensed consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

As of June 30, 2009, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We expect working capital needs to increase in the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures in the normal course of business, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board in February 2008, and the payment of dividends to our stockholders.

We believe that our current cash and cash equivalents, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and dividends for at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and short-term marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or marketable securities.

At June 30, 2009, we had $90.5 million in cash and cash equivalents and $1.0 million in marketable securities. Based on our cash and cash equivalents as of June 30, 2009, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $915,000.

At June 30, 2009, $81.3 million of our $90.5 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30, 2009 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

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

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2009. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 5, 2009, or the Annual Report, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

In August 2000, we closed an initial public offering of our common stock. The Registration Statement on Form S-1 (File No. 333-32588) was declared effective by the Securities and Exchange Commission on August 1, 2000 and we commenced the offering on that date. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the offering were approximately $54.1 million. We continue to use the net proceeds for general corporate expenses, working capital and capital expenditures.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009	2,074	$8.10	2,074	886,515
May 1 – 31, 2009	3,834	$10.22	3,834	882,681
June 1 – 30, 2009	—	$—	—	882,681

Total	5,908	$9.48	5,908	882,681

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of June 30, 2009, we had repurchased an aggregate of 1,117,319 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/S/ MEL F. WESLEY
Date: August 6, 2009	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.