Form 10-Q
period 2009-09-30
OPNET TECHNOLOGIES INC
filed 2009-11-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding on November 2, 2009 was 20,756,051.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$89,492	$90,990
Marketable securities	—	999
Accounts receivable, net of $232 and $713 in allowance for doubtful accounts at September 30, and March 31, 2009, respectively	28,238	24,086
Unbilled accounts receivable	5,413	5,476
Inventory	1,513	722
Deferred income taxes, prepaid expenses and other current assets	4,222	4,043

	128,878	126,316

Property and equipment, net	13,415	13,984
Intangible assets, net	6,077	6,193
Goodwill	14,639	14,639
Deferred income taxes and other assets	4,054	4,932

Total assets	$167,063	$166,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$485
Accrued liabilities	11,192	11,561
Other income taxes	975	849
Deferred rent	437	364
Deferred revenue	31,550	30,223

Total current liabilities	44,876	43,482

Accrued liabilities	68	69
Deferred rent	2,330	2,571
Deferred revenue	3,343	2,910
Other income taxes	597	527

Total liabilities	51,214	49,559

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 28,020,417 and 27,903,470 shares issued at September 30 and March 31, 2009, respectively; 20,759,310 and 20,658,514 shares outstanding at September 30 and March 31, 2009, respectively	28	28
Additional paid-in capital	94,732	93,292
Retained earnings	37,018	39,570
Accumulated other comprehensive loss	(560)	(1,171)
Treasury stock, at cost—7,261,107 and 7,244,956 shares at September 30 and March 31, 2009, respectively	(15,369)	(15,214)

Total stockholders’ equity	115,849	116,505

Total liabilities and stockholders’ equity	$167,063	$166,064

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
New software licenses	$11,672	$14,011	$20,586	$26,947
Software license updates, technical support and services	11,653	11,215	22,953	20,956
Professional services	7,303	7,132	14,816	14,549

Total revenue	30,628	32,358	58,355	62,452

Cost of revenue:
New software licenses	1,238	547	2,344	1,176
Software license updates, technical support and services	1,176	1,152	2,403	2,273
Professional services	4,857	5,554	9,888	11,081
Amortization of acquired technology and customer relationships	481	578	917	1,157

Total cost of revenue	7,752	7,831	15,552	15,687

Gross profit	22,876	24,527	42,803	46,765

Operating expenses:
Research and development	7,681	8,181	15,567	15,704
Sales and marketing	10,038	9,989	20,341	20,924
General and administrative	2,954	3,236	5,316	6,071

Total operating expenses	20,673	21,406	41,224	42,699

Income from operations	2,203	3,121	1,579	4,066
Interest and other (expense) income, net	(56)	370	12	795

Income before provision for income taxes	2,147	3,491	1,591	4,861
Provision for income taxes	614	1,457	416	2,020

Net income	$1,533	$2,034	$1,175	$2,841

Basic net income per common share	$0.07	$0.10	$0.06	$0.14

Diluted net income per common share	$0.07	$0.10	$0.05	$0.14

Basic weighted average common shares outstanding	20,535	20,294	20,507	20,272

Diluted weighted average common shares outstanding	20,733	20,635	20,684	20,530

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,175	$2,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,652	2,763
Provision for losses on accounts receivable	61	359
Deferred income taxes	14	(1,184)
Non-cash stock-based compensation expense	708	789
Non-cash accretion of market discount on marketable securities	(1)	—
Loss on disposition of fixed assets	7	23
Changes in assets and liabilities:
Accounts receivable	(4,150)	(3,732)
Inventory	(319)	236
Prepaid expenses and other current assets	(1,191)	(1,056)
Other assets	(44)	(89)
Accounts payable	264	1,051
Accrued liabilities	(119)	1,703
Accrued income taxes	1,099	2,317
Deferred revenue	1,760	(837)
Deferred rent	(168)	(123)
Excess tax benefit from exercise of stock options	—	(47)

Net cash provided by operating activities	1,748	5,014

Cash flows from investing activities:
Acquired technology	(381)	—
Purchase of property and equipment	(1,347)	(2,934)
Proceeds from sale/maturity of investments	1,000	8,200

Net cash (used in) provided by investing activities	(728)	5,266

Cash flows from financing activities:
Acquisition of treasury stock	(155)	(863)
Proceeds from exercise of common stock options	130	572
Excess tax benefit from exercise of stock options	—	47
Issuance of common stock under employee stock purchase plan	625	552
Payment of dividend to stockholders	(3,729)	—

Net cash (used in) provided by financing activities	(3,129)	308

Effect of exchange rate changes on cash and cash equivalents	611	(552)

Net (decrease) increase in cash and cash equivalents	(1,498)	10,036
Cash and cash equivalents, beginning of period	90,990	71,410

Cash and cash equivalents, end of period	$89,492	$81,446

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC. The March 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2009 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cash paid during the period:
Income tax (refunds) payments	$(700)	$355	$(691)	$405
Non-cash financing and investing activities:
Unrealized gain on marketable securities	$—	$10	$—	$190
Restricted stock issued	$90	$420	$204	$562
Accrued liability for the purchase of property and equipment	$16	$748	$51	$748
Tenant improvement allowance	$—	$1,095	$—	$1,095

2.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification (Accounting Standards Update, or ASU, 2009-01), or the Codification, as the single source of authoritative nongovernment GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, or SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company adopted the Codification on July 1, 2009, which impacts the Company’s financial statements as all future references to authoritative accounting literature have been referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the three-month period ended September 30, 2009. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141R, “Business Combinations” (included in ASC 805 “Business Combinations”). SFAS No. 141R, which replaced SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 141R, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (included in ASC 805 “Business Combinations”). FSP SFAS No. 141R amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141R applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141R. The Company adopted FSP SFAS No. 141R on April 1, 2009. FSP SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after the effective date.

In April 2008, FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (included in ASC 350 “Intangibles – Goodwill and Other”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (included in ASC 350 “Intangibles – Goodwill and Other”). The Company adopted FSP No. FAS 142-3 on April 1, 2009. The adoption of FSP No. FAS 142-3 will apply prospectively to intangible assets acquired on or after the effective date.

In November 2008, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 08-7, “Accounting for Defensive Intangible Assets” (included in ASC 350 “Intangibles – Goodwill and Other”), or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired a business or group of assets, it typically allocated little or no value to the intangible assets that it did not intend to actively use, regardless of whether another acquirer might have continued to actively use them. However, with the issuance of SFAS No. 141R and SFAS No. 157, “Fair Value Measurements” (included in ASC 820 “Fair Value Measurements and Disclosures”), or SFAS No. 157, the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141R and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. The Company adopted EITF No. 08-7 on April 1, 2009. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is on or after the effective date.

In September 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (included in ASC 605 “Revenue Recognition”). EITF No. 08-1 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. EITF 08-1 will be effective for the first annual reporting period beginning on or after June 15, 2010. EITF No. 08-1 will be effective for the Company beginning April 1, 2010. Early adoption is permitted. The Company has not adopted EITF No. 08-1, nor has it determined the impact that the adoption will have on its results of operations or financial condition.

In September 2009, the FASB issued EITF Issue No. 09-3, “Applicability of AICPA Statement 97-2 to Certain Arrangements That Include Software Elements” (included in ASC 985 “Software”). EITF No. 09-3 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. EITF No. 09-3 will be effective for the Company beginning April 1, 2010. Early adoption is permitted. The Company has not adopted EITF No. 09-3, nor has it determined the impact that the adoption will have on its results of operations or financial condition.

3.	Significant Accounting Policies

The following discussion updates the Company’s disclosures on significant accounting policies (as previously outlined in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009) to include an overview of the impact of accounting pronouncements adopted in the current fiscal year.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (included in ASC 260 “Earnings per Share”), or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company applied the provisions of FSP EITF 03-6-1 in fiscal 2010. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events” (included in ASC 855 “Subsequent Events”), or SFAS No. 165, to be effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not materially change the existing guidance but introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 became effective for the

Company on April 1, 2009, and the adoption did not have an impact on its financial statements. The Company has evaluated subsequent events through November 5, 2009, which is the date of its Form 10-Q filing.

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

In September 2009, the stockholders approved the adoption of the 2010 Stock Incentive Plan, which provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors for up to 2,150,000 shares. The plan will take effect on January 1, 2010.

SFAS No. 123R, “Share Based Payment” (included in ASC 718 “Compensation – Stock Compensation”), or SFAS No. 123R, requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to continue straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. There were no excess tax benefits from the exercise of stock options for the three or six months ended September 30, 2009. For the three months ended September 30, 2008, excess tax benefits from the exercise of stock options were $46,000. For the six months ended September 30, 2008, excess tax benefits from the exercise of stock options were $47,000.

A summary of the total stock-based compensation expense for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Restricted stock	$178	$83	$441	$165
ESPP shares	91	230	255	426
Stock options	12	97	12	198

Total stock-based compensation	$281	$410	$708	$789

A summary of the total nonvested stock-based deferred compensation at September 30, 2009 and 2008 is as follows:

	September 30, 2009	September 30, 2008
	(in thousands)
Restricted stock	$1,255	$1,827
Stock options	1,019	7
ESPP shares	159	120

Total nonvested stock-based compensation	$2,433	$1,954

The deferred compensation related to nonvested restricted stock, stock options and ESPP shares at September 30, 2009 is expected to be recognized over a weighted average period of 10 months, 3 years, and 4 months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,518,604	$10.91		$3,414	$7.64
Granted	275,000	$9.79		$360	$4.17
Exercised	(2,000)	$5.58		$6	$3.96
Forfeited or expired	(17,500)	$10.65		$12	$7.49

Outstanding at end of period	2,774,104	$10.80	3.18	$3,751	$7.30

Exercisable at end of period	2,499,104	$10.92	2.44	$3,391	$7.64
Nonvested at end of period	275,000	$9.79	9.94	$360	$4.17

	Three Months Ended September 30, 2008
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,660,588	$10.82		$5,834	$7.58
Granted	—	$—		$—	$—
Exercised	(64,169)	$7.42		$351	$5.19
Forfeited or expired	(13,000)	$14.03		$—	$9.72

Outstanding at end of period	2,583,419	$10.89	3.42	$5,505	$7.63

Exercisable at end of period	2,582,794	$10.89	3.42	$5,502	$7.63
Nonvested at end of period	625	$7.63	6.41	$3	$4.18

	Six Months Ended September 30, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89		$3,514	$7.62
Granted	275,000	$9.79		$360	$4.17
Exercised	(20,813)	$6.25		$42	$4.39
Forfeited or expired	(36,806)	$11.56		$23	$8.07

Outstanding at end of period	2,774,104	$10.80	3.18	$3,751	$7.30

Exercisable at end of period	2,499,104	$10.92	2.44	$3,391	$7.64
Nonvested at end of period	275,000	$9.79	9.94	$360	$4.17

	Six Months Ended September 30, 2008
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79		$6,018	$7.56
Granted	—	$—		$—	$—
Exercised	(81,252)	$7.04		$410	$4.94
Forfeited or expired	(55,450)	$11.86		$83	$8.42

Outstanding at end of period	2,583,419	$10.89	3.42	$5,505	$7.63

Exercisable at end of period	2,582,794	$10.89	3.42	$5,502	$7.63
Nonvested at end of period	625	$7.63	6.41	$3	$4.18

During the three and six months ended September 30, 2009, no stock options vested and 275,000 stock options were granted.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk- free” interest rate, the Company uses a U.S. Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is calculated based upon the simplified method set out in SEC Staff Accounting Bulletin No. 110, “Use Of A “Simplified” Method In Developing An Estimate Of Expected Term Of “Plain Vanilla” Share Options” (included in ASC 718 “Compensation – Stock Compensation,”) or SAB 110. The Company uses the simplified method to determine the estimated option term because it lacks sufficient historical share option exercise data. To determine expected volatility, the Company analyzes the historical volatility of its stock over the expected term of the option.

The weighted average assumptions to determine the grant-date fair value for stock options issued during the three and six months ended September 30, 2009 are as follows:

Three and Six Months Ended September 30, 2009
Risk-free interest rate	3.07%
Expected dividend yield	3.68%
Expected life	7 years
Volatility factor	58%

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate of 10% will be recognized in the period that they become known.

During the three months ended September 30, 2009 and 2008, respectively, the Company received proceeds of approximately $11,000 and $476,000 and issued 2,000 and 64,169 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2009 and 2008, respectively, the Company received proceeds of approximately $130,000 and $572,000 and issued 20,813 and 81,252 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	223,932	$10.63	235,562	$10.66
Granted	9,000	$9.98	21,141	$9.93
Vested	(25,602)	$12.18	(41,743)	$11.79
Forfeited	(5,125)	$10.59	(12,755)	$9.69

Nonvested at end of period	202,205	$10.41	202,205	$10.41

	Three Months Ended September 30, 2008		Six Months Ended September 30, 2008
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	215,821	$10.95	213,177	$11.07
Granted	36,459	$11.88	52,414	$11.12
Vested	(16,477)	$11.59	(26,897)	$11.41
Forfeited	(424)	$11.49	(3,315)	$10.85

Nonvested at end of period	235,379	$11.05	235,379	$11.05

ESPP

The Company’s 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase shares of its common stock. On September 14, 2009, the stockholders voted to increase the number of shares authorized for issuance under the ESPP from 820,000 shares to 3,070,000 shares, effective February 1, 2010. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

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

During the six months ended September 30, 2009 and 2008, employees purchased 87,748 and 68,700 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $625,000 and $552,000, respectively.

The weighted average assumptions to determine the value for ESPP shares for the six months ended September 30, 2009 are as follows:

	Plan Period Starting February 2009	Plan Period Starting February 2008
Risk-free interest rate	0.39%	2.15%
Expected dividend yield	0.00%	0.00%
Expected life	0.5 years	0.5 years
Volatility factor	88%	60%

5.	Marketable Securities and Cash Equivalents

The Company did not hold any marketable securities at September 30, 2009. The following table summarizes the composition of the Company’s marketable securities at March 31, 2009:

	March 31, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate note	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s cash equivalents at September 30, 2009:

		Fair Value Measurement at September 30, 2009
		Using
	Total Fair Value At September 30, 2009	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$76,413	$76,413	$—	$—

Total	$76,413	$76,413	$—	$—

At September 30, 2009, the Company grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2009, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not group any financial assets using Level 2 or Level 3 valuations at September 30, 2009.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$1,533	$2,034	$1,175	$2,841
Dividends paid on nonvested restricted stock	(18)	—	(39)	—
Undistributed earnings attributable to nonvested restricted stock	—	(21)	—	(28)

Net income available to common stockholders excluding nonvested restricted stock	$1,515	$2,013	$1,136	$2,813

Shares (denominator):
Weighted average common shares outstanding—basic	20,535,410	20,294,463	20,507,112	20,271,544
Effect of other dilutive securities—options	197,690	340,445	177,204	258,918

Weighted average diluted shares outstanding	20,733,100	20,634,908	20,684,316	20,530,462

Net income per common share:
Basic	$0.07	$0.10	$0.06	$0.14
Diluted	$0.07	$0.10	$0.05	$0.14

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. Options for the purchase of 1,795,901 and 1,212,090 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended September 30, 2009 and 2008, respectively, because their effect was anti-dilutive. Options for the purchase of 1,763,200 and 1,760,890 common shares were excluded from the weighted average diluted shares outstanding calculation for the six months ended September 30, 2009 and 2008, respectively, because their effect was anti-dilutive.

7.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $99,000 and $832,000 to purchase 10,243 and 62,183 shares during the three months ended September 30, 2009 and 2008, respectively, at average prices of $9.70 and $13.38 per share, respectively. The Company expended $155,000 and $863,000 to purchase 16,151 and 65,518 shares during the six months ended September 30, 2009 and 2008, respectively, at average prices of $9.62 and $13.16 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

Dividend

The following table summarizes the Company’s quarterly cash dividend payments for the three and six months ended September 30, 2009:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09

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

8.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with U.S. government agencies was approximately 44.3% and 41.7% of total revenue for the three months ended September 30, 2009 and 2008, respectively. Revenue from transactions with U.S. government agencies was approximately 43.5% and 36.6% of total revenue for the six months ended September 30, 2009 and 2008, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2009 or 2008. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or six months ended September 30, 2009 or 2008. Substantially all assets were held in the United States at September 30 and March 31, 2009. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Geographic Area:
United States	$24,734	$25,939	$46,499	$49,802
International	5,894	6,419	11,856	12,650

Total revenue	$30,628	$32,358	$58,355	$62,452

Geographic Area:
United States	80.8%	80.2%	79.7%	79.7%
International	19.2%	19.8%	20.3%	20.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$1,533	$2,034	$1,175	$2,841
Foreign currency translation adjustments	47	(565)	611	(533)
Unrealized gain on marketable securities	—	10	—	190

Total comprehensive income	$1,580	$1,479	$1,786	$2,498

Accumulated other comprehensive loss of $560,000 at September 30, 2009 and $1.2 million at March 31, 2009 is comprised of foreign currency translation adjustments.

10.	Commitments and Contingencies

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007. The Company does not expect these matters, individually or in the aggregate, to have a material effect on the Company’s financial condition, results of operations, or cash flows.

The Company accounts for guarantees in accordance with FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (included in ASC 460 “Guarantees”), or Interpretation No. 45. Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of September 30, 2009, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 28.6% and 41.7% for the three months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate was 26.1% and 41.6% for the six months ended September 30, 2009 and 2008, respectively. For the three and six months ended September 30, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease between the Company’s effective tax rate for the three and six months ended September 30, 2009, as compared to the same period in the prior fiscal year, was largely due to the reversal of an accrual related to an uncertain tax position due to the expiration of the statute of limitations and the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which made it unavailable to the Company during the three and six months ended September 30, 2008.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY06 – FY09
Belgium	FY06 – FY09
France	FY06 – FY09
Germany	FY05 – FY09
United Kingdom	FY08 – FY09
United States	FY06 – FY09
Maryland	FY04 – FY09
New York	FY07 – FY09

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007.

12.	Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, which is the date of its Form 10-Q filing.

On October 28, 2009, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which will be paid on December 30, 2009 to stockholders of record as of the close of business on December 15, 2009. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and six months ended September 30, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2009. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and the purchase price for hardware platforms associated with the delivery of some software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the six months ended September 30, 2009 and 2008, perpetual licenses represented approximately 92% and 87%, respectively of our software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Financial Performance and Trends That May Affect Business and Future Results

During the three months ended September 30, 2009, or Q2 fiscal 2010, as compared to the three months ended June 30, 2009, or Q1 fiscal 2010, we experienced an increase in total revenue, gross profit, income from operations and net income. The increase was primarily the result of an increase in new software license revenue of $2.8 million driven by growth in revenue from our application performance management products and our network planning, engineering and operations products. We believe these increases were the result of loosening customer budgets and more normal purchasing patterns as compared to Q1.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	September 30, 2009	June 30, 2009	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$30,628	$27,727	$2,901	10.5%
Total cost of revenue	$7,752	$7,800	$(48)	(0.6)%
Gross profit	$22,876	$19,927	$2,949	14.8%
Gross profit as a percentage of total revenue (gross margin)	74.7%	71.9%
Total operating expenses	$20,673	$20,551	$122	0.6%
Income (loss) from operations	$2,203	$(624)	$2,827	453.0%
Income (loss) from operations as a percentage of total revenue (operating margin)	7.2%	(2.3)%
Net income (loss)	$1,533	$(359)	$1,892	527.0%
Diluted net income (loss) per common share	$0.07	$(0.02)	$0.09	450.0%
Total employees (period end)	580	580	—	0.0%
Total average employees	579	582	(3)	(0.5)%
Total consultants (period end)	103	104	(1)	(1.0)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	70	71	(1)	(1.4)%

Financial Condition and Liquidity Data:
Cash, cash equivalents and marketable securities (period end)	$89,492	$91,456	$(1,964)	(2.1)%
Cash flows provided by operating activities	$135	$1,263	$(1,128)	(89.3)%
Total deferred revenue (period end)	$34,893	$33,195	$1,698	5.1%

Our increase in total revenue in Q2 fiscal 2010 from Q1 fiscal 2010 was primarily due to an increase in new software license revenue of $2.8 million and, to a lesser extent, an increase of $353,000 in software license updates, technical support and services, which was partially offset by a $210,000 decrease in professional services revenue. The sequential increase in revenue from new software licenses was largely the result of an increase in revenue from United States government customers, and to a lesser extent, corporate enterprise customers. The sequential increase in software license updates, technical support and services revenue was largely due to growth in our installed customer base. The sequential decrease in revenue from professional services was largely the result of a decrease in revenue from corporate enterprise customers, which was partially offset by an increase in revenue from service providers. Total revenue generated from sales to United States government customers increased by $1.7 million during Q2 fiscal 2010 as compared to Q1 fiscal 2010. The percentage of total revenue from United States government customers increased to 44.3% in Q2 fiscal 2010 from 42.6% in Q1 fiscal 2010.

Our international revenue was $5.9 million and $6.0 million for Q2 fiscal 2010 and Q1 fiscal 2010, respectively. As a percentage of total revenue, international revenue decreased from 21.5% to 19.2% during Q2 fiscal 2010. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises and service providers accounted for the largest portion of our international revenue during Q2 fiscal 2010. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $2.9 million, or 14.8%, to $22.9 million for Q2 fiscal 2010 from $19.9 million for Q1 fiscal 2010. The increase in gross profit and gross margin was the result of a $2.8 million increase in new software license revenue and a $353,000 increase in software license updates, technical support and services revenue, partially offset by a $210,000 decrease in professional services revenue. Gross margin on new software license revenue, software license updates, technical support and services revenue and professional services revenue for Q2 fiscal 2010 was 89.4%, 89.9%, and 33.5%, respectively. Changes in revenue from new software licenses and software license updates, technical support and services revenue have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment could continue to make it more difficult to generate revenue domestically and internationally provided economic conditions do not improve. We expect future growth opportunities in revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining license revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We also believe the increase in the proportion of sales of our application performance management solutions as compared to our other solutions may decrease demand for our consulting implementation services, as our application performance management solutions generally require less time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from new software licenses and software license updates, technical support and services revenue, as revenue from these sources have substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods may also affect our gross profit margin.

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

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We made significant personnel investments in sales and marketing during fiscal 2009. Given the current economic environment, we plan to invest modestly in additional quota-carrying sales personnel during the coming quarters. Additionally, we have taken specific steps to significantly reduce the dollar amount of marketing expenditures we intend to make during the remainder of fiscal 2010 as compared to fiscal 2009. Consequently, we expect the absolute dollar amount of sales and marketing expenses to increase modestly over the next several quarters but generally decrease as a percentage of total revenue in future periods. Our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 7.2% during Q2 fiscal 2010 from negative 2.3% during Q1 fiscal 2010. We remain committed to increasing profitability and generating long-term growth. As a result of the challenging economic environment, we have taken a number of steps during fiscal 2010 to control our operating expenses and maximize our operating margin at a given revenue level. We do not believe that additional changes to our cost structure are necessary at this time, but we intend to closely monitor and control expenses in order to maximize our operating margin.

Critical Accounting Policies and Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from the estimates we make with respect to these and other items that require our estimates.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
New software licenses	38.1%	43.3%	35.3%	43.1%
Software license updates, technical support and services	38.0	34.7	39.3	33.6
Professional services	23.9	22.0	25.4	23.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	4.0	1.7	4.0	1.9
Software license updates, technical support and services	3.8	3.5	4.1	3.6
Professional services	15.9	17.2	17.0	17.7
Amortization of acquired technology and customer relationships	1.6	1.8	1.6	1.9

Total cost of revenue	25.3	24.2	26.7	25.1

Gross profit	74.7	75.8	73.3	74.9

Operating expenses:
Research and development	25.1	25.3	26.6	25.1
Sales and marketing	32.8	30.9	34.9	33.6
General and administrative	9.6	10.0	9.1	9.7

Total operating expenses	67.5	66.2	70.6	68.4

Income from operations	7.2	9.6	2.7	6.5
Interest and other (expense) income, net	(0.2)	1.2	0.0	1.3

Income before provision for income taxes	7.0	10.8	2.7	7.8
Provision for income taxes	2.0	4.5	0.7	3.3

Net income	5.0%	6.3%	2.0%	4.5%

Revenue

New Software License Revenue. New software license revenue was $11.7 million and $14.0 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of 16.7%. The decrease was largely due to a decrease in revenue generated from service providers, partially offset by an increase in revenue generated from corporate enterprise customers. New software license revenue was $20.6 million and $26.9 million for the six months ended September 30, 2009 and 2008, respectively, representing a decrease of 23.6%. The decrease in license revenue for the six months ended September 30, 2009, as compared to the same period in fiscal 2009, was due largely to a decrease in revenue generated from service providers and, to a lesser extent, corporate enterprise customers, partially offset by an increase in U.S. government customers.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $11.7 million and $11.2 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of 3.9%. Software license updates, technical support and services revenue was $23.0 million and $21.0 million for the six months ended September 30, 2009 and 2008, respectively, representing an increase of 9.5%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and six months ended September 30, 2009, as compared to the same periods in fiscal 2009, reflects increases in the overall customer –installed base.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Consulting services revenue	$7,220	$6,992	$14,602	$14,226
Training revenue	83	140	214	323

Professional services revenue	$7,303	$7,132	$14,816	$14,549

Professional services revenue was $7.3 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively, representing an increase of 2.4%. Consulting services revenue accounted for 98.9% and 98.0% of professional services revenue for the three months ended September 30, 2009 and 2008, respectively. The slight increase in professional services revenue was largely due to an increase in revenue generated from U.S. government customers, which was offset by a decrease in revenue generated from service providers and corporate enterprise customers. Professional services revenue was $14.8 million and $14.5 million for the six months ended September 30, 2009 and 2008, respectively, representing an increase of 1.8%. Consulting services revenue accounted for 98.6% and 97.8% of professional services revenue for the six months ended September 30, 2009 and 2008, respectively. The increase in professional services revenue for the six months ended September 30, 2009, as compared to the same period in fiscal 2009, was largely due to an increase in revenue generated from U.S. government customers, and to a lesser extent, revenue generated from international government customers, which was offset by a decrease in revenue generated from service providers and corporate enterprise customers.

International Revenue.

Our international revenue was $5.9 million and $6.4 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of 8.2%. Our international revenue decreased as a percentage of total revenue to 19.2% for the three months ended September 30, 2009 from 19.8% for the same period in fiscal 2009. The absolute dollar decrease was largely the result of a decrease in revenue from service providers and, to a lesser extent, a decrease in revenue from network equipment manufacturers and corporate enterprise customers. The decreases were partially offset by an increase in revenue from international government customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three months ended September 30, 2009 and 2008. Our international revenue was $11.9 million and $12.6 million for the six months ended September 30, 2009 and 2008, respectively, representing a decrease of 6.3%. Our international revenue remained consistent as a percentage of total revenue at 20.3% for the six months ended September 30, 2009 and for the same period in fiscal 2009. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the six months ended September 30, 2009 and 2008. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from corporate enterprise customers.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Cost of Revenue:	2009	2008	2009	2008
New software licenses	10.6%	3.9%	11.4%	4.4%
Software license updates, technical support and services	10.1	10.3	10.5	10.9
Professional services	66.5	77.9	66.7	76.2

Cost of new software license revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, and, to a lesser extent, media, manuals, and distribution costs. Cost of license updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on new software license revenue and software license updates, technical support and services revenue are substantially higher than gross margins on professional services revenue, due to the low cost of delivering new software licenses and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of New Software License Revenue. Cost of software license revenue was $1.2 million and $547,000 for the three months ended September 30, 2009 and 2008, respectively. The increase of 126.3% was primarily the result of a $582,000 increase in costs related to hardware platforms used to deliver our ACE Live software products. Gross margin on software license revenue decreased to 89.4% for the three months ended September 30, 2009, compared to 96.1% for the same period in fiscal 2009. Cost of software license revenue was $2.3 million and $1.2 million for the six months ended September 30, 2009 and 2008, respectively. The increase of 99.3% was primarily the result of a $1.1 million increase in costs related to hardware platforms used to deliver our ACE Live software products. Gross margin on software license revenue decreased to 88.6% for the six months ended September 30, 2009, as compared to 95.6% for the same period in fiscal 2009. The decrease in gross margin for the six months ended September 30, 2009, as compared to the same periods in the prior fiscal year, is a result of increases in related hardware costs.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $1.2 million for the three months ended September 30, 2009 and 2008. Gross margin on software license updates, technical support and services revenue increased to 89.9% for the three months ended September 30, 2009, from 89.7% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $4,000 and $6,000 for the three months ended September 30, 2009 and 2008, respectively. Cost of software license updates, technical support and services revenue was $2.4 million and $2.3 million for the six months ended September 30, 2009 and 2008, respectively. The increase in the cost of software license updates, technical support and services revenue for the six months ended September 30, 2008, as compared to the same period in fiscal 2009, was the result of an increase in facility costs and an increase in the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 89.5% for the six months ended September 30, 2009, from 89.2% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $10,000 and $12,000 for the six months ended September 30, 2009 and 2008, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.9 million and $5.6 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of 12.5% was primarily the result of a decrease in compensation expense of $562,000 due to a reduction in staffing levels. Gross margin on professional services revenue increased to 33.5% for the three months ended September 30, 2009 from 22.1% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of professional services was $22,000 and $30,000 for the three months ended September 30, 2009 and 2008, respectively. Cost of professional services revenue was $9.9 million and $11.1 million for the six months ended September 30, 2009 and 2008, respectively. The decrease in cost of professional services revenue for the six months ended September 30, 2009, as compared to the same period in fiscal 2009, was due to a decrease in compensation expense of $854,000 and a decrease in travel costs of $150,000 due to a reduction in staffing levels. Gross margin on professional services revenue increased to 33.3% for the six months ended September 30, 2009 from 23.8% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of professional services was $56,000 and $59,000 for the six months ended September 30, 2009 and 2008, respectively. The increase in gross margin on professional services revenue for the three and six months ended September 30, 2009, as compared to the same periods in fiscal 2009, primarily reflects a reduction in staffing levels and an increase in the average billing rate for certain projects.

Operating Expenses

Research and Development. Research and development expenses were $7.7 million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of 6.1%. The decrease in expenses for the three months ended September 30, 2009, as compared to the same period in fiscal 2009, was largely due to a decrease in compensation costs of $542,000 primarily related to discretionary compensation, which was partially offset by a $102,000 increase in facility costs. Stock-based compensation expense allocated to research and development was $81,000 and $154,000 for the three months ended September 30, 2009 and 2008, respectively. Research and development expenses were $15.6 million and $15.7 million for the six months ended September 30, 2009 and 2008, respectively, representing a slight decrease of 0.9%. The decrease in expense was primarily due to a decline in compensation costs and depreciation and amortization expense, which was partially offset by an increase in facility costs. Stock-based compensation expense allocated to research and development was $253,000 and $302,000 for the six months ended September 30, 2009 and 2008, respectively.

Sales and Marketing. Sales and marketing expenses were up slightly, but rounded to $10.0 million for the three months ended September 30, 2009 and 2008. The slight increase of 0.5% was largely due to an increase in compensation expense of $513,000 offset by a decline in trade show costs of $496,000. Stock-based compensation expense allocated to sales and marketing was $93,000 and $105,000 for the three months ended September 30, 2009 and 2008, respectively. Sales and marketing expenses were $20.3 million and $20.9 million for the six months ended September 30, 2009 and 2008, respectively, representing a decrease of 2.8%. The decrease in expense was largely due to a $1.1 million decline in trade show costs, which was partially offset by a $202,000 increase in facility costs and a $350,000 increase in compensation expense. Stock-based compensation expense allocated to sales and marketing was $198,000 for the six months ended September 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses were $3.0 million and $3.2 million for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of 8.7%. The decrease in expense was largely the result of a $269,000 decrease in discretionary compensation expense. Stock-based compensation expense allocated to general and administrative expense was $81,000 and $115,000 for the three months September 30, 2009 and 2008, respectively. General and administrative expenses were $5.3 million and $6.1 million for the six months ended September 30, 2009 and 2008, respectively, representing a decrease of 12.4%. The decrease in general and administrative expenses for the six months ended September 30, 2009, as compared to the same periods in fiscal 2009, was largely the result of a decline in accounting and tax service fees and the timing of when certain accounting and tax-related work was completed. Stock-based compensation expense allocated to general and administrative expense was $191,000 and $218,000 for the six months ended September 30, 2009 and 2008, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net, was negative $56,000 and $370,000 for the three months ended September 30, 2009 and 2008, respectively. Interest and other income, net, was $12,000 and $795,000 for the six months ended September 30, 2009 and 2008, respectively. The decrease in interest and other (expense) income, net, for the three and six months ended September 30, 2009, as compared to the same periods in fiscal 2009, was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 28.6% and 41.7% for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 26.1% and 41.6% for the six months ended September 30, 2009 and 2008, respectively. For the three and six months ended September 30, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference between the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in our effective tax rate for the three and six months ended September 30, 2009, as compared to the same period in the prior fiscal year, was largely due to the reversal of an accrual related to an uncertain tax position due to the expiration of the statute of limitations and the expiration of the research and development tax credit under IRC section 41 on December 31, 2007, which made it unavailable to the Company during the three and six months ended September 30, 2008.

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of September 30, 2009, we had cash and cash equivalents totaling $89.5 million.

Net cash provided by operating activities was $1.7 million and $5.0 million for the six months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable and a decrease in accounts payable, which was partially offset by an increase in deferred revenue.

Net cash used in investing activities was $728,000 for the six months ended September 30, 2009. Net cash provided by investing activities was $5.3 million for the six months ended September 30, 2008. For the six months ended September 30, 2009, we used funds of $1.3 million to purchase property and equipment and funds of $381,000 to acquire technology. We also received proceeds of $1.0 million from the maturity of investments. For the six months ended September 30, 2008, we used funds of $2.9 million to purchase property and equipment and we received proceeds of $8.2 million from the sale or maturity of investments.

Net cash used in financing activities was $3.1 million for the six months ended September 30, 2009. Net cash provided by financing activities was $308,000 for the six months ended September 30, 2008. We used $3.7 million dollars to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009 and September 15, 2009. We used $155,000 and $863,000 to acquire 16,151 and 65,518 shares of treasury stock during the six months ended September 30, 2009 and 2008, respectively. During the six months ended September 30, 2009 and 2008, respectively, 10,251 and 5,518 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable quarter. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the six months ended September 30, 2009 and 2008, respectively, we received proceeds of approximately $130,000 and $572,000 and issued 20,813 and 81,252 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2009 and 2008, respectively, we received proceeds of approximately $625,000 and $552,000 and issued 87,748 and 68,700 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2009 there were no excess tax benefits from the exercise of stock options. For the six months ended September 30, 2008, excess tax benefits from the exercise of stock options were $47,000.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (included in ASC 740 “Income Taxes”), or FIN No. 48, is reported on our condensed consolidated balance sheets. We expect to fund these contractual arrangements with our cash and cash equivalents as well as cash generated from operations in the normal course of business.

As of September 30, 2009, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We expect working capital needs to increase in the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures in the normal course of business, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board in January 2005, and the payment of dividends to our stockholders.

We believe that our current cash and cash equivalents, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and dividends for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

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

At September 30, 2009, we had $89.5 million in cash and cash equivalents. Based on our cash and cash equivalents as of September 30, 2009, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $895,000.

At September 30, 2009, $76.4 million of our $89.5 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2009 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

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

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2009. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 30, 2009	2,581	$8.98	2,581	880,100
August 1 – 31, 2009	1,762	$9.73	1,762	878,338
September 1 – 30, 2009	5,900	$10.00	5,900	872,438

Total	10,243	$9.70	10,243	872,438

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of September 30, 2009, we had repurchased an aggregate of 1,127,562 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Special Meeting of Stockholders held on July 20, 2009, an amendment to OPNET’s 2000 Employee Stock Purchase Plan to increase by 170,000 the shares authorized for issuance thereunder was approved.

With respect to the issuance of the shares, the voting was as follows:

For	16,578,759
Against	30,577
Abstain	16,110

At the Annual Meeting of Stockholders held on September 14, 2009, the following matters were voted on:

Proposal 1: Election of two Class III directors for a three-year term extending until the 2012 Annual Stockholders Meeting was approved.

With respect to the election of the Class III Directors, the voting was as follows:

Nominee	Shares Voted For	Authority Withheld
Marc A. Cohen	17,941,342	171,382
William F. Staisor	17,327,819	784,905

The following director will continue to hold office until the 2010 Annual Meeting of Stockholders:

Ronald W. Kaiser

The following directors will continue to hold office until the 2011 Annual Meeting of Stockholders:

Alain J. Cohen and Steven G. Finn

Proposal 2: The adoption of the OPNET 2010 Stock Incentive Plan as described in the proxy statement was approved.

The voting was as follows:

For	10,661,037
Against	4,462,989
Abstain	15,020

Proposal 3: The amendment and restatement of the OPNET 2000 Employee Stock Purchase Plan as described in the proxy statement was approved.

The voting was as follows:

For	11,769,587
Against	3,354,440
Abstain	15,020

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/S/ MEL F. WESLEY
Date: November 5, 2009	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

10.1	OPNET Technologies, Inc. 2010 Stock Incentive Plan, incorporated by reference to exhibit A to the Registrant’s definitive proxy statement on Schedule 14A, as filed with the SEC on July 29, 2009.

10.2	Amended and Restated OPNET Technologies, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to exhibit B to the Registrant’s definitive proxy statement on Schedule 14A, as filed with the SEC on July 29, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.