Form 10-Q
period 2009-12-31
OPNET TECHNOLOGIES INC
filed 2010-02-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of the registrant’s Common Stock outstanding on February 2, 2010 was 20,792,979.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$100,783	$90,990
Marketable securities	—	999
Accounts receivable, net of $263 and $713 in allowance for doubtful accounts at December 31 and March 31, 2009, respectively	24,170	24,086
Unbilled accounts receivable	4,863	5,476
Inventory	776	722
Deferred income taxes, prepaid expenses and other current assets	3,205	4,043

	133,797	126,316

Property and equipment, net	13,559	13,984
Intangible assets, net	5,593	6,193
Goodwill	14,639	14,639
Deferred income taxes and other assets	3,719	4,932

Total assets	$171,307	$166,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$485
Accrued liabilities	11,600	11,561
Other income taxes	928	849
Deferred rent	473	364
Deferred revenue	35,303	30,223

Total current liabilities	49,056	43,482

Accrued liabilities	90	69
Deferred rent	2,205	2,571
Deferred revenue	3,760	2,910
Other income taxes	362	527

Total liabilities	55,473	49,559

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 28,044,500 and 27,903,470 shares issued at December 31 and March 31, 2009, respectively; 20,698,659 and 20,658,514 shares outstanding at December 31 and March 31, 2009, respectively	28	28
Additional paid-in capital	95,311	93,292
Retained earnings	37,489	39,570
Accumulated other comprehensive loss	(719)	(1,171)
Treasury stock, at cost—7,345,841 and 7,244,956 shares at December 31 and March 31, 2009, respectively	(16,275)	(15,214)

Total stockholders’ equity	115,834	116,505

Total liabilities and stockholders’ equity	$171,307	$166,064

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
New software licenses	$15,485	$13,578	$36,071	$40,525
Software license updates, technical support and services	11,960	11,078	34,913	32,034
Professional services	6,110	6,859	20,926	21,408

Total revenue	33,555	31,515	91,910	93,967

Cost of revenue:
New software licenses	1,762	1,208	4,106	2,384
Software license updates, technical support and services	1,172	1,223	3,575	3,496
Professional services	4,680	4,911	14,568	15,992
Amortization of acquired technology and customer relationships	459	543	1,376	1,700

Total cost of revenue	8,073	7,885	23,625	23,572

Gross profit	25,482	23,630	68,285	70,395

Operating expenses:
Research and development	7,996	7,341	23,563	23,045
Sales and marketing	11,360	10,691	31,701	31,615
General and administrative	2,696	2,766	8,012	8,837

Total operating expenses	22,052	20,798	63,276	63,497

Income from operations	3,430	2,832	5,009	6,898
Interest and other (expense) income, net	(16)	265	(4)	1,060

Income before provision for income taxes	3,414	3,097	5,005	7,958
Provision for income taxes	1,074	1,135	1,491	3,155

Net income	$2,340	$1,962	$3,514	$4,803

Basic net income per common share	$0.11	$0.10	$0.17	$0.23

Diluted net income per common share	$0.11	$0.09	$0.17	$0.23

Basic weighted average common shares outstanding	20,540	20,325	20,572	20,304

Diluted weighted average common shares outstanding	20,823	20,665	20,786	20,563

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,514	$4,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,992	4,154
Provision for losses on accounts receivable	124	387
Deferred income taxes	242	(1,159)
Non-cash stock-based compensation expense	1,131	1,152
Non-cash accretion of market discount on marketable securities	(1)	—
Loss on disposition of fixed assets	7	24
Changes in assets and liabilities:
Accounts receivable	418	(4,742)
Inventory	(36)	808
Prepaid expenses and other current assets	(692)	(908)
Other assets	(43)	(491)
Accounts payable	297	301
Accrued liabilities	679	2,381
Accrued income taxes	1,479	1,283
Deferred revenue	5,930	471
Deferred rent	(257)	(184)
Excess tax benefit from exercise of stock options	(5)	(48)

Net cash provided by operating activities	16,779	8,232

Cash flows from investing activities:
Acquired technology	(433)	—
Purchase of property and equipment	(2,238)	(4,454)
Proceeds from sale/maturity of investments	1,000	14,800

Net cash (used in) provided by investing activities	(1,671)	10,346

Cash flows from financing activities:
Acquisition of treasury stock	(1,061)	(885)
Proceeds from exercise of common stock options	273	622
Excess tax benefit from exercise of stock options	5	48
Issuance of common stock under employee stock purchase plan	625	552
Payment of dividend to stockholders	(5,597)	—

Net cash (used in) provided by financing activities	(5,755)	337

Effect of exchange rate changes on cash and cash equivalents	440	(1,527)

Net increase in cash and cash equivalents	9,793	17,388
Cash and cash equivalents, beginning of period	90,990	71,410

Cash and cash equivalents, end of period	$100,783	$88,798

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC. The March 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2009 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Cash paid during the period:
Income tax payments (refunds)	$380	$2,513	$(311)	$2,918
Non-cash financing and investing activities:
Unrealized gain on marketable securities	$—	$190	$—	$381
Restricted stock issued	$16	$35	$220	$597
Accrued liability for the purchase of property and equipment	$223	$74	$274	$74
Tenant improvement allowance	$—	$—	$—	$1,095

2.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification (Accounting Standards Update, or ASU, 2009-01), or the Codification, as the single source of authoritative non-government GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, or SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company adopted the Codification on July 1, 2009, which impacts the Company’s financial statements as all future references to authoritative accounting literature have been referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the three-month period ended September 30, 2009. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

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

In September 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (included in ASC 605 “Revenue Recognition”). EITF No. 08-1 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. EITF 08-1 will be effective for the first annual reporting period beginning on or after June 15, 2010. EITF No. 08-1 will be effective for the Company beginning April 1, 2011. Early adoption is permitted. The Company has not adopted EITF No. 08-1, nor has it determined the impact that the adoption will have on its results of operations or financial condition.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events” (included in ASC 855 “Subsequent Events”), or SFAS No. 165, to be effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not materially change the existing guidance but introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 became effective for the Company on April 1, 2009, and the adoption did not have an impact on its financial statements. The Company has evaluated subsequent events through February 5, 2010, which is the date of its Form 10-Q filing.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2009 and 2008, excess tax benefits from the exercise of stock options were $5,000 and $1,000, respectively. For the nine months ended December 31, 2009 and 2008, excess tax benefits from the exercise of stock options were $5,000 and $48,000, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)
Restricted stock	$248	$247	$688	$673
ESPP shares	124	112	379	310
Stock options	52	4	64	169

Total stock-based compensation	$424	$363	$1,131	$1,152

A summary of the total nonvested stock-based deferred compensation at December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Restricted stock	$1,024	$1,614
Stock options	967	3
ESPP shares	41	34

Total nonvested stock-based compensation	$2,032	$1,651

The deferred compensation related to nonvested restricted stock, stock options, and ESPP shares at December 31, 2009 is expected to be recognized over a weighted average period of 10 months, 2 years, and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,767,904	$10.80		$5,887	$7.30
Granted	—	$—		$—	$—
Exercised	(25,924)	$6.14		$136	$4.15
Forfeited or expired	(6,250)	$12.35		$1	$8.47

Outstanding at end of period	2,735,730	$10.84	2.95	$5,726	$7.32

Exercisable at end of period	2,460,730	$10.96	2.20	$5,036	$7.68
Nonvested at end of period	275,000	$9.79	9.69	$690	$4.17

	Three Months Ended December 31, 2008
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,583,419	$10.89		$1,654	$7.63
Granted	—	$—		$—	$—
Exercised	(7,300)	$6.83		$35	$4.77
Forfeited or expired	(100)	$11.75		$—	$8.15

Outstanding at end of period	2,576,019	$10.90	3.17	$1,637	$7.63

Exercisable at end of period	2,575,394	$10.90	3.16	$1,636	$7.63
Nonvested at end of period	625	$7.63	6.16	$1	$4.18

	Nine Months Ended December 31, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89		$5,379	$7.62
Granted	275,000	$9.79		$690	$4.17
Exercised	(46,737)	$6.19		$178	$4.26
Forfeited or expired	(49,256)	$11.63		$57	$8.11

Outstanding at end of period	2,735,730	$10.84	2.95	$5,726	$7.32

Exercisable at end of period	2,460,730	$10.96	2.20	$5,036	$7.68
Nonvested at end of period	275,000	$9.79	9.69	$690	$4.17

	Nine Months Ended December 31, 2008
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,720,121	$10.79		$1,854	$7.56
Granted	—	$—		$—	$—
Exercised	(88,552)	$7.02		$444	$4.92
Forfeited or expired	(55,550)	$11.86		$4	$8.42

Outstanding at end of period	2,576,019	$10.90	3.17	$1,637	$7.63

Exercisable at end of period	2,575,394	$10.90	3.16	$1,636	$7.63
Nonvested at end of period	625	$7.63	6.16	$1	$4.18

During the three months ended December 31, 2009, no stock options vested or were granted. During the nine months ended December 31, 2009, no stock options vested and 275,000 stock options were granted.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following; the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is calculated based upon the simplified method set out in SEC Staff Accounting Bulletin No. 110, “Use Of A “Simplified” Method In Developing An Estimate Of Expected

Term Of “Plain Vanilla” Share Options” (included in ASC 718 “Compensation – Stock Compensation,”) or SAB 110. The Company uses the simplified method to determine the estimated option term because it lacks sufficient historical share option exercise data. To determine expected volatility, the Company analyzes the historical volatility of its stock over the expected term of the option.

The weighted average assumptions used to determine the grant-date fair value for stock options issued during the nine months ended December 31, 2009 are as follows:

Nine Months Ended December 31, 2009
Risk-free interest rate	3.07%
Expected dividend yield	3.68%
Expected life	7 years
Volatility factor	58%

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate of 10% will be recognized in the period that they become known. The Company does not apply a forfeiture rate to the options granted to certain key executives or directors. The Company has concluded that historically certain key executives and directors will perform the requisite service to vest in the award.

During the three months ended December 31, 2009 and 2008, respectively, the Company received proceeds of approximately $143,000 and $50,000 and issued 22,486 and 7,300 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2009 and 2008, respectively, the Company received proceeds of approximately $273,000 and $622,000 and issued 43,299 and 88,552 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	202,205	$10.41	235,562	$10.66
Granted	1,350	$12.16	22,491	$10.06
Vested	(7,897)	$14.38	(49,640)	$12.20
Forfeited	(3,191)	$9.40	(15,946)	$9.63

Nonvested at end of period	192,467	$10.27	192,467	$10.27

	Three Months Ended December 31, 2008		Nine Months Ended December 31, 2008
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	235,379	$11.05	213,177	$11.07
Granted	3,191	$11.41	55,605	$11.14
Vested	(9,633)	$13.45	(36,530)	$11.95
Forfeited	—	$—	(3,315)	$10.85

Nonvested at end of period	228,937	$10.95	228,937	$10.95

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

To estimate the fair value of shares issued under its ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the 6 months prior to the first day of the plan period.

During the nine months ended December 31, 2009 and 2008, employees purchased 87,748 and 68,700 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $625,000 and $552,000, respectively.

The weighted average assumptions to determine the value for ESPP shares for the nine months ended December 31, 2009 are as follows:

	Plan Period Starting August 2009	Plan Period Starting February 2009	Plan Period Starting August 2008	Plan Period Starting February 2008
Risk-free interest rate	0.28%	0.39%	1.88%	2.15%
Expected dividend yield	3.70%	0.00%	0.00%	0.00%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	70%	88%	42%	60%

5.	Marketable Securities and Cash Equivalents

The Company did not hold any marketable securities at December 31, 2009. The following table summarizes the composition of the Company’s marketable securities at March 31, 2009:

	March 31, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate note	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s cash equivalents at December 31, 2009:

		Fair Value Measurement at December 31, 2009 Using
	Total Fair Value At December 31, 2009	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$80,869	$80,869	$—	$—

Total	$80,869	$80,869	$—	$—

At December 31, 2009, the Company grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2009, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not group any financial assets using Level 2 or Level 3 valuations at December 31, 2009.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$2,340	$1,962	$3,514	$4,803
Dividends paid on nonvested restricted stock	(17)	—	(55)	—
Undistributed earnings attributable to nonvested restricted stock	(5)	(21)	—	(47)

Net income available to common stockholders excluding nonvested restricted stock	$2,318	$1,941	$3,459	$4,756

Shares (denominator):
Weighted average common shares outstanding—basic	20,540,123	20,324,889	20,571,815	20,304,203
Effect of other dilutive securities—options	282,577	340,445	214,158	258,918

Weighted average diluted shares outstanding	20,822,700	20,665,334	20,785,973	20,563,121

Net income per common share:
Basic	$0.11	$0.10	$0.17	$0.23
Diluted	$0.11	$0.09	$0.17	$0.23

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. Options for the purchase of 1,168,290 and 1,211,790 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended December 31, 2009 and 2008, respectively, because their effect was anti-dilutive. Options for the purchase of 1,704,340 and 1,730,590 common shares were excluded from the weighted average diluted shares outstanding calculation for the nine months ended December 31, 2009 and 2008, respectively, because their effect was anti-dilutive.

7.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board of Directors had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $905,000 and $23,000 to purchase 84,734 and 2,314 shares during the three months ended December 31, 2009 and 2008, respectively, at average prices of $10.69 and $9.84 per share, respectively. The Company expended $1.1 million and $885,000 to purchase 100,885 and 67,832 shares during the nine months ended December 31, 2009 and 2008, respectively, at average prices of $10.51 and $13.05 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

Dividend

The following table summarizes the Company’s quarterly cash dividend payments for the three and nine months ended December 31, 2009:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09

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

8.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 37.9% and 30.6% of total revenue for the three months ended December 31, 2009 and 2008, respectively. Revenue from transactions with United States government agencies was approximately 41.5% and 34.6% of total revenue for the nine months ended December 31, 2009 and 2008, respectively. No single customer accounted for 10% or more of revenue for the three or nine months ended December 31, 2009 or 2008. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or nine months ended December 31, 2009 or 2008. Substantially all assets were held in the United States at December 31 and March 31, 2009. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(dollars in thousands)
Geographic Area:
United States	$26,074	$24,566	$72,573	$74,368
International	7,481	6,949	19,337	19,599

Total revenue	$33,555	$31,515	$91,910	$93,967

Geographic Area:
United States	77.7%	77.9%	79.0%	79.1%
International	22.3%	22.1%	21.0%	20.9%

Total revenue	100.0%	100.0%	100.0%	100.0%

9.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Net income	$2,340	$1,962	$3,514	$4,803
Foreign currency translation adjustments	(159)	(985)	452	(1,519)
Unrealized gain on marketable securities	—	190	—	381

Total comprehensive income	$2,181	$1,167	$3,966	$3,665

Accumulated other comprehensive loss of $719,000 at December 31, 2009 and $1.2 million at March 31, 2009 is comprised of foreign currency translation adjustments.

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of December 31, 2009, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 31.5% and 36.6% for the three months ended December 31, 2009 and 2008, respectively. The Company’s effective tax rate was 29.8% and 39.6% for the nine months ended December 31, 2009 and 2008, respectively. For the three and nine months ended December 31, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in the Company’s effective tax rate for the three and nine months ended December 31, 2009, as compared to the same periods in the prior fiscal year, was largely due to an increase in research and development credits and foreign tax credits, the impact of which was magnified by the lower pre-tax book income for the nine months ended December 2009.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY06 – FY09
Belgium	FY07 – FY09
France	FY06 – FY09
Germany	FY05 – FY09
United Kingdom	FY08 – FY09
United States	FY07 – FY09
Maryland	FY06 – FY09
New York	FY07 – FY09

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007.

12.	Subsequent Events

The Company has evaluated subsequent events through February 5, 2010, which is the date of its Form 10-Q filing.

On January 27, 2010, the Board approved a quarterly cash dividend in the amount of $0.09 per share, which will be paid on March 30, 2010 to stockholders of record as of the close of business on March 15, 2010. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and nine months ended December 31, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2009. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our revenue is derived from three primary sources: (1) new software licenses, (2) software license updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. New software license revenue represents all fees earned from granting customers licenses to use our software and the purchase price for hardware platforms associated with the delivery of some software, and excludes revenue derived from software license updates, which are included in software license updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the nine months ended December 31, 2009 and 2008, perpetual licenses represented approximately 92% and 90%, respectively, of our software license revenue. Substantially all of our software license arrangements include both perpetual and/or term licenses and software license updates, technical support, and services. Software license updates, technical support, and services revenue represent fees associated with the sale of unspecified license updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

During the three months ended December 31, 2009, or Q3 fiscal 2010, as compared to the three months ended September 30, 2009, or Q2 fiscal 2010, we generated an increase in new software license revenue of $3.8 million that allowed us to achieve record total revenue and growth in income from operations and net income. The increase in software license revenue was primarily the result of growth in sales of our application performance management products to corporate enterprise customers. We believe the increase in sales of our application performance management products is the result of competitive advantages offered by our products, together with loosening customer budgets and more normal purchasing patterns as compared to Q2.

During Q3 fiscal 2010, as compared to Q2 fiscal 2010, we generated increases in cash, deferred revenue and cash flow from operations. The increase in cash was largely the result of strong collections activity during Q3 fiscal 2010. The increase in deferred revenue was largely the result of strong renewals of customer maintenance contracts. The increase in cash flow from operations was largely the result of a decrease in accounts receivable due largely to strong collections, an increase in deferred revenue due to growth in customer renewals of software maintenance contracts, and an increase in income from operations due largely to growth in new software license revenue.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended		Amount Change	Percentage Change
	December 31, 2009	September 30, 2009
	(dollars in thousands, except per share data)
Operations Data:
Total revenue	$33,555	$30,628	$2,927	9.6%
Total cost of revenue	$8,073	$7,752	$321	4.1%
Gross profit	$25,482	$22,876	$2,606	11.4%
Gross profit as a percentage of total revenue (gross margin)	75.9%	74.7%
Total operating expenses	$22,052	$20,673	$1,379	6.7%
Income from operations	$3,430	$2,203	$1,227	55.7%
Income from operations as a percentage of total revenue (operating margin)	10.2%	7.2%
Net income	$2,340	$1,533	$807	52.6%
Diluted net income per common share	$0.11	$0.07	$0.04	57.1%
Total employees (period end)	582	580	2	0.3%
Total average employees	581	579	2	0.3%
Total consultants (period end)	100	103	(3)	(2.9)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	74	70	4	5.7%

Financial Condition and Liquidity Data:
Cash, cash equivalents (period end)	$100,783	$89,492	$11,291	12.6%
Cash flows provided by operating activities	$15,031	$135	$14,896
Total deferred revenue (period end)	$39,063	$34,893	$4,170	12.0%

Our increase in total revenue in Q3 fiscal 2010 from Q2 fiscal 2010 was primarily due to an increase in new software license revenue of $3.8 million which was partially offset by a $1.2 million decrease in professional services revenue. The sequential increase in revenue from new software licenses was primarily the result of growth in sales of our application performance management products to corporate enterprise customers. The sequential decrease in revenue from professional services was largely the result of a decrease in billable hours worked on projects for United States government customers and, to a lesser extent, corporate enterprise customers. We believe the decrease in billable hours worked was related to the increase in the proportion of sales of our application performance management products as compared to our other products, as our application performance management products generally require less consulting services to implement. Total revenue generated from sales to United States government customers decreased by $854,000 during Q3 fiscal 2010 as compared to Q2 fiscal 2010. The percentage of total revenue from United States government customers decreased to 37.9% in Q3 fiscal 2010 from 44.3% in Q2 fiscal 2010. The sequential decrease in the percentage of revenue from United States government customers is a seasonal trend we anticipate following the United States government’s fiscal year end on September 30.

Our international revenue was $7.5 million and $5.9 million for Q3 fiscal 2010 and Q2 fiscal 2010, respectively. The increase in international revenue was primarily the result of growth in sales of our application performance management products to corporate enterprise customers. As a percentage of total revenue, international revenue increased from 19.2% to 22.3% during Q3 fiscal 2010. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises and service providers accounted for the largest portion of our international revenue during Q3 fiscal 2010. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $2.6 million, or 11.4%, to $25.5 million for Q3 fiscal 2010 from $22.9 million for Q2 fiscal 2010. The increase in gross profit and gross margin was the result of a $2.9 million increase in revenue, partially offset by a $321,000 increase in the cost of revenue largely due to an increase in costs related to hardware platforms used to deliver our ACE Live software products. Gross margin on new software license revenue, software license updates, technical support and services revenue and professional services revenue for Q3 fiscal 2010 was 88.6%, 90.2%, and 23.4%, respectively. Changes in revenue from new software licenses and software license updates, technical support and services revenue have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend upon continued improvement in economic conditions. We expect future growth opportunities in new software license revenue and software license updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect new software license revenue and software license updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our application performance management products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline, and might also cause an absolute decline in professional services revenue, since our application performance management products generally require less consulting time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

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

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our application performance management products. We believe that more investment in research and development will be required in order to maintain our competitive position and grow sales of our application performance management products as compared to our other products, as we believe there is more competition in the markets served by these products as compared to the markets for our other products. We made significant personnel investments in research and development during fiscal 2009; however, given current economic conditions, we plan to invest more modestly in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses, as a percentage of revenue, will depend upon increases in our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. We made significant personnel investments in sales and marketing during fiscal 2009. Given the current economic environment, we plan to invest modestly in additional quota-carrying sales personnel during the next several quarters. Additionally, we have taken specific steps to significantly reduce the dollar amount of marketing expenditures we intend to make during the remainder of fiscal 2010 as compared to fiscal 2009. We anticipate increases in marketing expenditures during fiscal 2011 as compared to fiscal 2010 as a result of our plans to reinstate our annual user’s conference. We did not hold our annual user’s conference during fiscal 2010 due to travel restrictions many companies had in place as a result of economic conditions. Our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our software license arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 10.2% during Q3 fiscal 2010 from 7.2% during Q2 fiscal 2010. We remain committed to increasing profitability and generating long-term growth. As a result of the challenging economic environment, we took a number of steps during fiscal 2010 to control our operating expenses and maximize our operating margin at a given revenue level. We do not believe that additional changes to our cost structure are necessary at this time, but we intend to closely monitor and control expenses in order to maximize our operating margin.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
New software licenses	46.2%	43.1%	39.2%	43.1%
Software license updates, technical support and services	35.6	35.1	38.0	34.1
Professional services	18.2	21.8	22.8	22.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
New software licenses	5.3	3.8	4.5	2.6
Software license updates, technical support and services	3.5	3.9	3.9	3.7
Professional services	13.9	15.6	15.8	17.0
Amortization of acquired technology and customer relationships	1.4	1.7	1.5	1.8

Total cost of revenue	24.1	25.0	25.7	25.1

Gross profit	75.9	75.0	74.3	74.9

Operating expenses:
Research and development	23.8	23.3	25.6	24.5
Sales and marketing	33.9	33.9	34.6	33.7
General and administrative	8.0	8.8	8.7	9.4

Total operating expenses	65.7	66.0	68.9	67.6

Income from operations	10.2	9.0	5.4	7.3
Interest and other (expense) income, net	(0.0)	0.8	(0.0)	1.2

Income before provision for income taxes	10.2	9.8	5.4	8.5
Provision for income taxes	3.2	3.6	1.6	3.4

Net income	7.0%	6.2%	3.8%	5.1%

Revenue

New Software License Revenue. New software license revenue was $15.5 million and $13.6 million for the three months ended December 31, 2009 and 2008, respectively, representing an increase of 14.0%. The increase was largely due to an increase in sales to United States government customers, and to a lesser extent, corporate enterprise customers, partially offset by a decrease in sales to service providers. New software license revenue was $36.1 million and $40.5 million for the nine months ended December 31, 2009 and 2008, respectively, representing a decrease of 11.0%. The decrease in license revenue for the nine months ended December 31, 2009, as compared to the same period in fiscal 2009, was due largely to a decrease in revenue generated from service providers and to a lesser extent, corporate enterprise customers, partially offset by an increase in United States government customers. We believe the revenue decrease for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was largely attributable to the adverse economic conditions during the six months September 30, 2009.

Software License Updates, Technical Support and Services Revenue. Software license updates, technical support and services revenue was $12.0 million and $11.1 million for the three months ended December 31, 2009 and 2008, respectively, representing an increase of 8.0%. Software license updates, technical support and services revenue was $34.9 million and $32.0 million for the nine months ended December 31, 2009 and 2008, respectively, representing an increase of 9.0%. Software license updates, technical support and services revenue growth rates are affected by the overall new software license revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in software license updates, technical support and services revenue for the three and nine months ended December 31, 2009, as compared to the same periods in fiscal 2009, reflects increases in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our software license updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell new software licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $32.2 million and $26.6 million at December 31, 2009 and December 31, 2008, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as software license updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Consulting services revenue	$6,023	$6,614	$20,625	$20,840
Training revenue	87	245	301	568

Professional services revenue	$6,110	$6,859	$20,926	$21,408

Professional services revenue was $6.1 million and $6.9 million for the three months ended December 31, 2009 and 2008, respectively, representing a decrease of 10.9%. Consulting services revenue accounted for 98.6% and 96.4% of professional services revenue for the three months ended December 31, 2009 and 2008, respectively. The decrease in professional services revenue was largely due to a decrease in billable hours worked on projects related to corporate enterprise customers and, to a lesser extent, service providers, partially offset by an increase in revenue generated from billable hours worked on projects related to United States government customers. We believe the decrease in billable hours worked was related to the increase in the proportion of sales of our application performance management products as compared to our other products, as our application performance management products generally require less consulting services to implement. The percentage of total consulting revenue from United States government customers for the three months ended December 31, 2009 and 2008 was 73.7% and 63.2%, respectively. Professional services revenue was $20.9 million and $21.4 million for the nine months ended December 31, 2009 and 2008, respectively, representing a decrease of 2.3%. Consulting services revenue accounted for 98.6% and 97.3% of professional services revenue for the nine months ended December 31, 2009 and 2008, respectively. The decrease in professional services revenue was largely due to a decrease in billable hours worked on projects for corporate enterprise customers and, to a lesser extent, service providers, partially offset by an increase in billable hours worked on projects for United States government customers. We believe the decrease in billable hours worked was related to the increase in the proportion of sales of our application performance management products as compared to our other products, as our application performance management products generally require less consulting services to implement. The percentage of total consulting revenue from United States government customers for the nine months ended December 31, 2009 and 2008 was 70.5% and 64.5%, respectively.

International Revenue.

Our international revenue was $7.5 million and $6.9 million for the three months ended December 31, 2009 and 2008, respectively, representing an increase of 7.6%. Our international revenue as a percentage of total revenue was 22.3% and 22.1% for the three months ended December 31, 2009 and 2008, respectively. The absolute dollar increase was largely the result of an increase in sales of new software licenses to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three months ended December 31, 2009 and 2008. Our international revenue was $19.3 million and $19.6 million for the nine months ended December 31, 2009 and 2008, respectively, representing a decrease of 1.3%. The absolute dollar decrease was largely the result of a decrease in sales of new software licenses to service providers, partially offset by an increase in sales of new software licenses to corporate enterprise customers. Our international revenue as a percentage of total revenue was 21.0% and 20.9% for the nine months ended December 31, 2009 and 2008, respectively. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the nine months ended December 31, 2009 and 2008. Our international revenue is primarily generated in Europe and Japan. We have focused our efforts on increasing international revenue from corporate enterprise customers.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Cost of Revenue:	2009	2008	2009	2008
New software licenses	11.4%	8.9%	11.4%	5.9%
Software license updates, technical support and services	9.8	11.0	10.2	10.9
Professional services	76.6	71.6	69.6	74.7

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

Cost of New Software License Revenue. Cost of software license revenue was $1.8 million and $1.2 million for the three months ended December 31, 2009 and 2008, respectively. The increase of 45.9% was primarily the result of a $548,000 increase in costs related to hardware platforms used to deliver our ACE Live software products. Total hardware platform costs related to the delivery of our ACE Live software products for the three months ended December 31, 2009 and 2008 was $1.5 million and $995,000 respectively. Gross margin on software license revenue decreased to 88.6% for the three months ended December 31, 2009, compared to 91.1% for the same period in fiscal 2009. Cost of software license revenue was $4.1 million and $2.4 million for the nine months ended December 31, 2009 and 2008, respectively. The increase of 72.2% was primarily the result of a $1.7 million increase in costs related to hardware platforms used to deliver our ACE Live software products. Total hardware platform costs related to the delivery of our ACE Live software products for the nine months ended December 31, 2009 and 2008 was $3.2 million and $1.5 million respectively. Gross margin on software license revenue decreased to 88.6% for the nine months ended December 31, 2009, as compared to 94.1% for the same period in fiscal 2009. The decrease in gross margin for the nine months ended December 31, 2009, as compared to the same periods in the prior fiscal year, is a result of increases in related hardware costs.

Cost of Software License Updates, Technical Support and Services Revenue. Cost of software license updates, technical support and services revenue was $1.2 million for the three months ended December 31, 2009 and 2008. Gross margin on software license updates, technical support and services revenue increased to 90.2% for the three months ended December 31, 2009, from 89.0% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $4,000 for the three months ended December 31, 2009 and 2008. Cost of software license updates, technical support and services revenue was $3.6 million and $3.5 million for the nine months ended December 31, 2009 and 2008, respectively. The increase in the cost of software license updates, technical support and services revenue for the nine months ended December 31, 2009, as compared to the same period in fiscal 2009, was the result of an increase in facility costs and, to a lesser extent, the cost of providing training to maintained customers on a when-and-if available basis. Gross margin on software license updates, technical support and services revenue increased to 89.8% for the nine months ended December 31, 2009, from 89.1% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of software license updates, technical support and services was $14,000 and $16,000 for the nine months ended December 31, 2009 and 2008, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.7 million and $4.9 million for the three months ended December 31, 2009 and 2008, respectively. The decrease of 4.7% was primarily the result of a $190,000 decrease in compensation expense due to a reduction in staffing levels in response to weaker overall demand for our consulting services. Gross margin on professional services revenue decreased to 23.4% for the three months ended December 31, 2009 from 28.4% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of professional services was $25,000 and $26,000 for the three months ended December 31, 2009 and 2008, respectively. Cost of professional services revenue was $14.6 million and $16.0 million for the nine months ended December 31, 2009 and 2008, respectively. The decrease of 8.9% in cost of professional services revenue for the nine months ended December 31, 2009, as compared to the same period in fiscal 2009, was due to a $1.0 million decrease in compensation expense due to a reduction in staffing levels in response to weaker overall demand for our consulting services and, to a lesser extent, a $101,000 decrease in internal IT support services expense. Gross margin on professional services revenue increased to 30.4% for the nine months ended December 31, 2009 from 25.3% for the same period in fiscal 2009. Stock-based compensation expense allocated to cost of professional services was $81,000 and $85,000 for the nine months ended December 31, 2009 and 2008, respectively. The increase in gross margin on professional services revenue for the three and nine months ended December 31, 2009, as compared to the same periods in fiscal 2009, primarily reflects an increase in the average billing rate for certain contracts and a reduction in staffing levels in response to weaker overall demand for our consulting services. We believe the weaker demand for our consulting services during the three and nine months ended December 31, 2009, as compared to the same periods in fiscal 2009, was due to the increase in the proportion of sales of our application performance management products to sales of our other products, as our application performance management products generally require less time to implement.

Operating Expenses

Research and Development. Research and development expenses were $8.0 million and $7.3 million for the three months ended December 31, 2009 and 2008, respectively, representing an increase of 8.9%. The increase in expenses for the three months ended December 31, 2009, as compared to the same period in fiscal 2009, was largely due to an increase of $973,000 in compensation expense, which was partially offset by a $259,000 decrease in facility and contractor costs and, to a lesser extent, depreciation expense. Stock-based compensation expense allocated to research and development was $172,000 and $139,000 for the three months ended December 31, 2009 and 2008, respectively. Research and development expenses were $23.6 million and $23.0 million for the nine months ended December 31, 2009 and 2008, respectively, representing an increase of 2.2%. The increase in expense was primarily due to an $861,000 increase in compensation expense, which was partially offset by a $306,000 decrease in contactor costs. Stock-based compensation expense allocated to research and development was $424,000 and $441,000 for the nine months ended December 31, 2009 and 2008, respectively.

Sales and Marketing. Sales and marketing expenses were $11.4 million and $10.7 million for the three months ended December 31, 2009 and 2008. The increase of 6.3% was largely due to a $1.0 million increase in compensation expense resulting from an increase in commissions due to higher bookings and an increase in staffing which was partially offset by a $467,000 decrease in trade show costs primarily attributable to our decision not to hold our annual users conference during fiscal 2010. Stock-based compensation expense allocated to sales and marketing was $109,000 and $85,000 for the three months ended December 31, 2009 and 2008, respectively. Sales and marketing expenses were $31.7 million and $31.6 million for the nine months ended December 31, 2009 and 2008, respectively, representing an increase of 0.3%. The slight increase was largely due to an increase in compensation expense which was offset by a decrease in trade show costs. Stock-based compensation expense allocated to sales and marketing was $307,000 and $283,000 for the nine months ended December 31, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses were $2.7 million and $2.8 million for the three months ended December 31, 2009 and 2008, respectively, representing a decrease of 2.5%. Stock-based compensation expense allocated to general and administrative expense was $114,000 and $109,000 for the three months December 31, 2009 and 2008, respectively. General and administrative expenses were $8.0 million and $8.8 million for the nine months ended December 31, 2009 and 2008, respectively, representing a decrease of 9.3%. The decrease in general and administrative expenses for the nine months ended December 31, 2009, as compared to the same periods in fiscal 2009, was largely the result of a $508,000 decrease in accounting and tax services and, to a lesser extent, a $263,000 decrease in bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $305,000 and $327,000 for the nine months ended December 31, 2009 and 2008, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net, was negative $16,000 and $265,000 for the three months ended December 31, 2009 and 2008, respectively. Interest and other income, net, was negative $4,000 and $1.1 million for the nine months ended December 31, 2009 and 2008, respectively. The decrease in interest and other (expense) income, net, for the three and nine months ended December 31, 2009, as compared to the same periods in fiscal 2009, was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 31.5% and 36.6% for the three months ended December 31, 2009 and 2008, respectively. Our effective tax rate was 29.8% and 39.6% for the nine months ended December 31, 2009 and 2008, respectively. For the three and nine months ended December 31, 2009, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in our effective tax rate for the three and nine months ended December 31, 2009, as compared to the same periods in the prior fiscal year, was largely due to an increase in research and development credits and foreign tax credits, the impact of which was magnified by the lower pre-tax book income for the nine months ended December 2009.

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of December 31, 2009, we had cash and cash equivalents totaling $100.8 million.

Net cash provided by operating activities was $16.8 million and $8.2 million for the nine months ended December 31, 2009 and 2008, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable and an increase in deferred revenue, which was partially offset by a decrease in net income.

Net cash used in investing activities was $1.7 million for the nine months ended December 31, 2009. Net cash provided by investing activities was $10.3 million for the nine months ended December 31, 2008. For the nine months ended December 31, 2009, we used funds of $2.2 million to purchase property and equipment and funds of $433,000 to acquire technology. We also received proceeds of $1.0 million from the maturity of investments. For the nine months ended December 31, 2008, we used funds of $4.5 million to purchase property and equipment and we received proceeds of $14.8 million from the sale or maturity of investments.

Net cash used in financing activities was $5.8 million for the nine months ended December 31, 2009. Net cash provided by financing activities was $337,000 for the nine months ended December 31, 2008. We used $5.6 million to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009, September 15, 2009, and December 15, 2009. We used $1.1 million and $885,000 to acquire 100,885 and 67,832 shares of treasury stock during the nine months ended December 31, 2009 and 2008, respectively. During the nine months ended December 31, 2009 and 2008, respectively, 12,930 and 7,832 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the nine months ended December 31, 2009 and 2008, respectively, we received proceeds of approximately $273,000 and $622,000 and issued 43,299 and 88,552 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2009 and 2008, respectively, we received proceeds of approximately $625,000 and $552,000 and issued 87,748 and 68,700 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2009 and 2008, excess tax benefits from the exercise of stock options were $5,000 and $48,000, respectively.

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

As of December 31, 2009, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan and growth strategies. We anticipate that operating activities, as well as expected capital expenditures incurred in the normal course of business, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board in January 2005, and the payment of dividends to our stockholders.

We believe that our current cash and cash equivalents, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and dividends for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At December 31, 2009, we had $100.8 million in cash and cash equivalents. Based on our cash and cash equivalents as of December 31, 2009, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.0 million.

At December 31, 2009, $80.9 million of our $100.8 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2009 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $719,000 and a loss of $1.4 million at December 31, 2009 and 2008, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 21.0% and 20.9% of our total revenue for the nine months ended December 31, 2009 and 2008, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the nine months ended December 31, 2009 and 2008, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $39,000 and $77,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2009. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	2,568	$10.14	2,568	869,870
November 1 – 30, 2009	50,266	$10.50	50,266	819,604
December 1 – 31, 2009	31,900	$11.02	31,900	787,704

Total	84,734	$10.69	84,734	787,704

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of December 31, 2009, we had repurchased an aggregate of 1,212,296 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/S/ MEL F. WESLEY
Date: February 5, 2010	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.