Form 10-K
period 2010-03-31
OPNET TECHNOLOGIES INC
filed 2010-06-04
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2009, as reported on the NASDAQ Global Select Market, was approximately $115,925,897. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 1, 2010 was 21,099,864.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2010

PART I

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2011.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 4, 2010. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 4, 2010.

Fiscal Year Convention

The years ended March 31, 2010, 2009, and 2008, are referred to as “fiscal 2010,” “fiscal 2009,” and “fiscal 2008,” respectively, in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, or Annual Report, the “Company” “we,” “us,” and “our” refer to OPNET Technologies, Inc. and its wholly- owned and wholly-controlled subsidiaries unless the context otherwise indicates.

OPNET Technologies, Inc. is a provider of software products and related services for managing applications and networks. Our software products address application performance management, network planning, engineering and operations, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems, and improve competitiveness.

OPNET differentiates itself from traditional providers of application and network management products by focusing on analytics and producing actionable results. Traditional application and network management products focus on data collection and monitoring. These systems typically report on historical trends and the status of networks and systems. They are limited by their lack of understanding of the underlying technologies that support applications, and the relationships among these technologies. While they provide useful information, they do not automate the next important step, which is analyzing collected data to transform it into actionable information. OPNET’s analysis capabilities drive the rapid resolution of performance problems, and also proactively prevent problems from occurring. These problems include, for example, poorly designed applications, network configuration errors, network congestion, poor interaction between the network and applications, inefficient use of the network by applications, application bugs, and database inefficiencies. We believe that OPNET’s analytics and real-time performance monitoring can significantly improve the performance and availability of mission-critical applications and networks.

Embedded in OPNET software is expert knowledge about how application components, network devices, network protocols, and servers operate and interact. This intelligence enables users in application development, data center management, and network operations, engineering, planning, and security functions to be more effective in optimizing performance and availability of their applications and infrastructure. We believe our software products appeal to a broad customer base, including corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers, empowering them to make better use of resources, rapidly troubleshoot operational problems, and improve competitiveness.

We market focused software products for each of our target markets. We sell our products to both Fortune 1000 and mid-size companies. Some examples of our customers include:

•

corporate enterprises, such as Autodesk, BNP Paribas, Cardinal Health, Embraer, GEICO Insurance, GlaxoSmithKline, GoDaddy.Com, The Hershey Company, IBM Global Services, Lowe’s, Medtronic, Moody’s, Universal Music Group, Saudi Aramco, and VeriSign;

•

government agencies, such as the Federal Bureau of Investigations, the Federal Communications Commission, the Internal Revenue Service, the United States Department of Defense, the United States Department of Homeland Security, and the United States Government Accountability Office;

•	service providers, such as Asia Pacific Telecom Group, British Telecom, France Telecom, Cox Communications, NTT, Telus, and WilTel; and

•	network equipment manufacturers, such as Cisco Systems, Ericsson, Research in Motion, and Samsung.

Industry Background

Growth and Increased Complexity of Networks and Dependence on Applications

Organizations rely on enterprise software applications and networks to successfully execute their strategies. The increasing use of applications, such as enterprise resource planning, business intelligence, corporate intranets, e-mail, web meetings, virtualization, portals, web services, voice over IP, wireless, and streaming multimedia has resulted in significant growth in underlying network and application infrastructures. In addition, the proliferation and widespread adoption of the Internet and web services architectures have expanded the role of networks beyond organizational boundaries.

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

Market Opportunity for OPNET Software Products

Organizations need application and network management software products that possess the analytics required to overcome the limitations of traditional tools for rapidly detecting and resolving complex problems and proactively preventing problems from occurring. OPNET software products are focused on these areas. Our software products have embedded knowledge and operational understanding of applications, networks, and systems for quickly troubleshooting problems and automatically predicting the impact of changes. We believe business executives and IT professionals require software products like ours to:

•	ensure fast response times for mission critical applications, including customer-facing web-based applications;

•	reduce down time of mission critical applications;

•	reduce operating and capital costs;

•	increase business productivity; and

•	manage risk, enabling faster deployment of critical, IT-dependent strategic business initiatives.

We believe the value proposition from OPNET software products apply to a broad range of potential customers including:

•	large and medium-sized enterprises that rely on IT to conduct business;

•	government/defense agencies;

•	service providers, including telecommunications carriers, internet service providers, or ISPs, and managed service providers, or MSPs; and

•	network equipment manufacturers.

Enterprises require analytics for more effectively identifying the root causes of application performance problems, ensuring the successful deployment of new applications, auditing device configurations for security and policy compliance, validating changes, and performing critical operational and strategic planning functions.

Government and defense agencies have needs similar to those of enterprises, service providers, and network equipment manufacturers. These agencies also sometimes require specialized services to support large projects that incorporate OPNET’s technology. United States government customers, including the Department of Defense, utilize our software and professional services to take advantage of our extensive expertise and intellectual property in applications, networking, and protocols. For the Department of Defense, our software products and related services are used for both application and network performance management, as well as for analyzing and developing communications technologies for network-centric transformational programs. Our ability to model and simulate end-to-end application and network performance is valuable in determining the impact of tactical or strategic changes to networks, planning for contingencies, and evaluating the impact of new network technologies and protocols. In addition, our software products are scalable and address large, complex military systems and networks, such as mobile networks, with a variety of operationally proven, advanced predictive performance techniques.

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

•

ACE Live was introduced in November 2007 following OPNET’s acquisition of specified assets from Network Physics. ACE Live performs real-time end user experience monitoring, leveraging on-board analytics to quickly determine the root source of application performance problems. ACE Live is a hardware appliance, and can also be deployed as a software solution on an existing PC or server for accelerating application traffic over a wide area network.

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

•

nCompass for Service Providers was first introduced in September 2003 as NETCOP. nCompass for Service Providers provides centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. nCompass for Service Providers provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

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

Our product agreements provide our customers with perpetual and term licenses for use by a specified number of concurrent users or for use by an unlimited number of concurrent users.

Customers

For fiscal 2010, 2009, and 2008 we generated 22.5%, 21.1%, and 20.2%, respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2010, 2009 or 2008. Note 15 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2010, 2009 and 2008, revenue from transactions with United States government agencies was approximately 39.9%, 35.3%, and 40.7%, respectively, of our total revenue. Government sales are subject to a variety of risks, including appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions and a decline in government spending.

Sales and Marketing

We sell our software products and related services through our direct sales force, our international subsidiaries, third-party distributors, and a number of original equipment manufacturers, or OEMs, and value- added resellers, or VARs. To date, OEMs and VARs have not accounted for more than 10% of our revenue. In

North America, our direct sales force accounts for the majority of our sales. As of March 31, 2010, our sales and marketing teams consisted of 189 employees, including 98 quota-carrying and inside salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; our overseas subsidiaries in Paris, France; Slough, United Kingdom; Mainz, Germany; Ghent, Belgium; and Singapore; and our branch office in Beijing, China.

Our international sales activities are also supported by 69 VARs that offer our products in Australia, Austria, Brazil, Finland, France, Germany, Greece, India, Indonesia, Israel, Japan, Netherlands, New Zealand, Norway, Poland, Romania, Russia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

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

For twelve of the past thirteen years, we have sponsored OPNETWORK, an international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2008, which was held in August 2008, included approximately 775 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, more than 1,672 IT and engineering professionals, representing 30 countries, participated in the conference. We did not hold the event in 2009 due to travel restrictions imposed on many of our users in response to the economic climate. We intend to hold OPNETWORK again in August 2010.

Service and Support

Our service and support offerings include:

•	consulting services;

•

product updates, technical support and services, which includes product updates, training for customers with current maintenance agreements, and technical support by telephone, e-mail or fax, all except technical support provided on a when-and-if-available basis under our maintenance agreement; and

•	training for customers without current maintenance agreements, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients, facilitate the adoption of our software products, and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2010, our consulting staff consisted of 98 employees.

Our customers may purchase product updates, technical support and services, all of which except technical support are provided on a when-and-if available basis under our maintenance agreement. Payments for product updates, technical support and services whether on initial order or on renewal, are generally made in advance and are nonrefundable.

Product updates consist of the right to unspecified software updates on a when-and-if-available basis and customers typically purchase this right in connection with the initial product purchase. Product updates, technical support and services may be renewed upon expiration of each contract term purchased, which is generally one year. Customers can purchase product updates separately from technical support and services. Customers purchasing technical support are still required to purchase periodic unspecified product updates.

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

We have a core team of 13 technical support staff supplemented by a number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our software products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations under separate contracts. As of March 31, 2010, our full-time training staff consisted of 5 employees.

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

Our total research and development expense for fiscal 2010, 2009, and 2008 were approximately $32.0 million, $30.8 million, and $27.5 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; Santa Clara, California: and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2010, our research and development staff consisted of 205 engineers and technical professionals.

Our research and development efforts are directed at increasing our revenue by expanding the scope of our software products and service offerings to address additional customer requirements. Our existing customers provide a meaningful source of information regarding customer requirements, which we use in order to guide our future research and development activities. In addition, we invest in third-party research and analysis of trends in our industry and our product markets in an effort to proactively reflect these trends in our future software products.

Competition

The market for our software products and related services is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management software products continues to increase. Although we believe that none of our competitors offer software products that are identical to ours, we are subject to current and potential competition from:

•

software and hardware vendors with application and network performance management offerings, such as Computer Associates, Hewlett-Packard, Compuware Corporation, IBM Tivoli, NetScout Systems, and Quest Software;

•	consultants who offer advisory services related to application and network performance management; and

•	customers who develop their own application and network management capabilities, either internally or through outsourcing.

Also, it is possible that other vendors as well as some of our customers or distributors may develop and market competitive products in the future. Many of our current and potential competitors are larger and have substantially greater financial and technical resources than we do. We believe the principal competitive factors affecting the market for our software products and related services are the following:

•	scope, quality, and cost-effectiveness of application and network management software products;

•	industry knowledge and expertise embedded in the software;

•	the interoperability of software products with existing network management software products;

•	product performance, accuracy, technical features, ease of use, and price;

•	customer service and support;

•	consultants who offer advisory services related to application and network performance management; and

•	customers who develop their own application and network management capabilities, either internally or through outsourcing.

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

We currently hold registered trademarks in the United States for all of our primary marks, including OPNET, OPNETWORK, IT Guru, IT Sentinel, Netbiz, NetMapper, OPNET Modeler, SP Guru, SP Sentinel, VNE Server, WDM Guru, OPNET LoadScaler, OPNET TestCreator, OPNET Panorama, and OPNET nCompass. We have pending applications in the United States for the trademark registrations of Ace Live Insights, Know Your Network, Service Insight and NetOne. We also hold additional registered and unregistered trademarks in the United States and have additional pending applications. We intend to maintain our trademark portfolio commensurate with the continued use of these marks, especially our house mark OPNET. We have applied for and obtained numerous registrations for our marks in foreign countries. For the term OPNET, we hold registrations in the following countries: Benelux, France, Germany, Japan, the Peoples Republic of China, Taiwan, Spain and the United Kingdom and have additional applications pending in Italy and Spain. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have 32 patents granted by the United States Patent and Trademark Office. Our patents will expire between 2018 and 2028. We also have 69 pending United States patent applications that, if granted, would expire approximately 20 years from their respective filing dates. Four of these are provisional patent applications for which we expect to pursue non-provisional applications within the next year. With regard to foreign patent protection, we have one patent granted by the European Patent Office and five pending European patent applications. Additionally, we plan on pursuing three more European patent applications within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 4, 2010, are as follows:

Name	Age	Position
Marc A. Cohen	46	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	43	President, Chief Technology Officer and Director
Mel F. Wesley	38	Vice President and Chief Financial Officer

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

Employees

As of March 31, 2010, we had 579 full-time employees, 528 of whom were located in the United States. The 579 full-time employees included 189 in sales and marketing, 124 in professional services and support, 205 in engineering, research and development, and 61 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Any reports, statements or other information that we file with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of these documents can be requested upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1 (800) SEC-0300 for further information on the operation of the Public Reference Room. Upon request, we make available free of charge, electronic or paper copies of any reports, statements or other information that we file with the SEC.

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

General instability in the economy, including concerns regarding the after-effects of the global recession, or unfavorable economic conditions in a particular region, business or industry sector, may cause our customers to postpone or forego technology investments and could have other impacts, any of which could hurt our business, financial results and cash flow.

Our products are designed to enhance our customers’ ability to manage their applications and networks. However, general instability in the economy, including concerns regarding the after-effects of the global recession, or a general slowdown in the global economy, or in a particular region, or business or industry sector, such as the financial services sector, or tightening of credit markets, could cause our customers to

•	have difficulty accessing credit sources;

•	delay contractual payments; or

•	postpone or forego decisions to purchase our products and services, or maintain them at originally purchased levels.

The global economy appears to be recovering from a severe recession, which hurt our product and services revenue in fiscal 2010 and fiscal 2009. Despite what appears to be a trend toward recovery, we cannot provide any assurance that instability in the global economy will end or not become more severe. The longer this global economic instability persists, the greater the probability that these factors could hurt our business, financial results and cash flow.

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

•

changes in the mix of our sales, including the mix between higher margin software products and lower margin services and maintenance, and the proportion of our product sales requiring us to make royalty payments;

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

We expect to make significant expenditures in all areas of our business, particularly sales and marketing operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we may not be able to respond quickly enough to reduce our operating expenses. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse impact on our operating results in that quarter.

For all of these reasons, quarterly comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

If we do not successfully expand our sales force, we may be unable to increase our sales.

We sell our products primarily through our direct sales force, and we must expand the size of our direct sales force to increase revenue. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our direct sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our direct sales force, or we may be unable to manage a larger direct sales force.

The market for intelligent network management software is new and evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of applications and networks. Accordingly, if the market for intelligent application and network management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent application and network management software products is evolving. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent network management software products, decide to invest in the management of their networks, and, in particular, adopt and continue to use our software products.

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

A decline in the demand for information technology among our current and prospective customers may result in decreased revenue or a lower growth rate for us because our sales depend, in part, on our customers’

budgets for new or additional information technology systems and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and force us to lower prices of our software products and related services, which would substantially reduce the number of software products we sell and the average sales price for these products. Accordingly, we cannot be certain that we will be able to increase or maintain our revenue.

Our sales to United States government agencies subject us to special risks that could adversely affect our business.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 39.9%, 35.3%, and 40.7% of our total revenue for fiscal 2010, 2009, and 2008, respectively. Government sales entail a variety of risks including:

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

It is difficult for us to forecast the timing and recognition of revenue from sales of our products because prospective customers often take significant time evaluating our products before purchasing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the sales process, the customer may decide not to purchase or may reduce proposed orders of our products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and the purchase of additional software products, which represent the majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margin.

We realize significantly lower margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower. Although professional services revenue has been declining as a percentage of revenue, accounting for 21.2%, 23.3% and 27.4% of our total revenue for fiscal 2010, 2009, and 2008, respectively, this trend may not continue.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenue.

Our future success and our ability to maintain our current level of revenue depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our Chairman of the Board and Chief Executive Officer, who is also our principal sales executive, and Alain J. Cohen, our President and Chief Technology Officer, could also adversely affect our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

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

In fiscal 2010, 22.5% of our revenue, or $28.4 million, was generated from customers outside the United States. In fiscal 2009, 21.2% of our revenue, or $26.0 million, was generated from customers outside the United States. In fiscal 2008, 20.2% of our revenue, or $20.5 million, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent application and network management software is likely to become more competitive as it evolves and the demand for intelligent application and network management software products continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors may develop and market software products that compete with our software products in the future.

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

We have in the past had to, and in the future may have to, defer recognition for product fees due to several factors, including whether:

•	product arrangements include undelivered elements for which we do not have vendor specific evidence of fair value;

•	we must deliver services for significant customization, enhancements and modifications of our products;

•	the transaction involves material acceptance criteria or there are other identified product-related issues;

•	the transaction involves contingent payment terms or fees; or

•	we are required to accept extended payment terms.

Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States of America for software revenue recognition, we must have very precise terms in our product arrangements in order to recognize revenue when we initially deliver products or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. We had approximately $14.6 million of goodwill recorded on our balance sheet as of March 31, 2010. The goodwill reflects the fact that the fair value of the net tangible assets acquired in past acquisitions was less than the purchase price. We may not realize the full value of the goodwill. We evaluate goodwill for impairment on an annual basis or more frequently if events and circumstances suggest that the asset may be impaired. If goodwill is determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, we may record additional goodwill. The possible write-off of the associated goodwill could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The price of our common stock may decrease due to market volatility.

The market price of our common stock has been volatile and has fluctuated since the initial public offering of our common stock on August 1, 2000. The market price of our common stock may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional stockholders holding a significant percentage of our stock. In addition, the market price of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

It is not uncommon when the market price of a stock has been volatile for holders of that stock to institute securities class action litigation against the company that issues that stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit beyond any insurance coverage which we may have for such risks. Such a lawsuit could also divert the time and attention of our management.

The Board may decide that future dividends will be in amounts that are different than the amounts we have historically paid or may decide to suspend or discontinue the payment of cash dividends altogether.

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

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Global Select Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the intra-day high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

Quarter ended	High	Low
June 30, 2008	$10.50	$7.84
September 30, 2008	14.39	8.02
December 31, 2008	12.80	8.48
March 31, 2009	10.81	7.37
June 30, 2009	10.75	6.92
September 30, 2009	11.56	8.24
December 31, 2009	12.70	10.01
March 31, 2010	16.20	11.70

Number of Stockholders of Record

As of June 1, 2010, we had approximately 106 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,494,082	$10.86	2,943,409	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,494,082	$10.86	2,943,409

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2010, all of the remaining 2,131,488 shares under our Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 811,921 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2010. Also includes 2,131,488 shares issuable under the 2010 Plan. Under the 2010 Plan, beginning with the 2011 calendar year, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to the lesser of (i) 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board of Directors, or the Board, in either case not to exceed an annual increase of 1,000,000 shares. See Note 2, “Stock-Based Compensation,” in the accompanying notes to our consolidated financial statements for more information.

Dividends

We did not declare or pay any dividends in fiscal 2008 or 2009. The following table summarizes our quarterly cash dividend payments for fiscal 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09
January 27, 2010	March 15, 2010	March 30, 2010	$0.09

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

Stock Repurchase Plan

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1– 31, 2010	—	—	—	787,704
February 1– 28, 2010	62,851	$14.09	62,851	724,853
March 1 – 31, 2010	22,814	$14.98	22,814	702,039

Total	85,665	$14.33	85,665	702,039

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of March 31, 2010, we had repurchased 1,297,961 shares of common stock under this program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2010, 2009, and 2008, and the balance sheet data as of March 31, 2010 and 2009, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2008, 2007 and 2006 and the statement of operations data for the years ended March 31, 2007 and 2006 are derived from our consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$52,252	$51,211	$38,838	$43,186	$31,976
Product updates, technical support and services	47,264	43,067	34,787	28,062	24,226
Professional services	26,831	28,601	27,721	23,882	19,913

Total revenue	126,347	122,879	101,346	95,130	76,115

Cost of revenue:
Product	5,983	3,536	1,035	638	657
Product updates, technical support and services	4,859	4,665	4,514	3,264	2,637
Professional services	19,328	20,911	19,154	15,904	13,705
Amortization of acquired technology	1,835	2,172	1,486	723	832

Total cost of revenue	32,005	31,284	26,189	20,529	17,831

Gross profit	94,342	91,595	75,157	74,601	58,284

Operating expenses:
Research and development	32,043	30,791	27,471	21,688	18,643
Sales and marketing	43,181	42,533	39,357	34,133	26,300
General and administrative	11,011	11,857	11,747	10,994	13,375

Total operating expenses	86,235	85,181	78,575	66,815	58,318

Income (loss) from operations	8,107	6,414	(3,418)	7,786	(34)
Interest and other (expense) income, net	(70)	1,246	3,579	3,834	2,680

Income before provision (benefit) for income taxes	8,037	7,660	161	11,620	2,646
Provision (benefit) for income taxes	2,214	2,928	(372)	3,655	509

Net income	$5,823	$4,732	$533	$7,965	$2,137

Basic net income per common share	$0.28	$0.23	$0.03	$0.39	$0.10

Diluted net income per common share	$0.28	$0.23	$0.03	$0.37	$0.11

Basic weighted average shares outstanding	20,529	20,296	20,342	20,357	20,200
Diluted weighted average shares outstanding	20,790	20,533	20,596	21,189	20,506

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$104,681	$91,989	$85,829	$91,381	$85,861
Total assets	$178,352	$166,064	$153,538	$147,658	$127,347
Long-term debt	$—	$—	$—	$—	$103
Dividends declared per common share	$0.36	$—	$—	$—	$—
Total stockholders’ equity	$118,676	$116,505	$110,645	$112,871	$99,398

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OPNET Technologies, Inc. is a provider of software products and related services for managing applications and networks. Our software products and related services address: application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

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

Our revenue is derived from three primary sources: (1) product, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the years ended March 31, 2010, 2009, and 2008, perpetual licenses represented approximately 92%, 93%, and 97% of product revenue, respectively. Substantially all of our product arrangements include both product licenses and product updates, technical support, and services. Product updates, technical support, and services revenue represent fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of product licenses.

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

Summary of Our Fiscal 2010 Financial Performance

During fiscal 2010, as compared to fiscal 2009, we generated an increase in total revenue, which allowed us to grow income from operations and net income. The increase in total revenue was primarily the result of growth in sales of our application performance management products to United States government and corporate enterprise customers. We believe the increase in sales of our application performance management products is the result of competitive advantages offered by our products, together with loosening customer budgets and more normal purchasing patterns as compared to fiscal 2009.

During fiscal 2010, as compared to fiscal 2009, we also generated an increase in deferred revenue and cash flows from operations. The increase in deferred revenue was largely the result of growth in the renewal of customer maintenance contracts. The increase in cash flows from operations was largely the result of growth in sales of our products and maintenance contracts together with strong collections activity during fiscal 2010.

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2010	Fiscal 2009	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$126,347	$122,879	$3,468	2.8%
Total cost of revenue	$32,005	$31,284	$721	2.3%
Gross profit	$94,342	$91,595	$2,747	3.0%
Gross profit as a percentage of total revenue (gross margin)	74.7	%74.5%
Total operating expenses	$86,235	$85,181	$1,054	1.2%
Income from operations	$8,107	$6,414	$1,693	26.4%
Income from operations as a percentage of total revenue (operating margin)	6.4	%5.2%
Net income	$5,823	$4,732	$1,091	23.1%
Diluted net income per common share	$0.28	$0.23	$0.05	21.7%
Other Operations Data:
Total employees (period end)	579	593	(14)	(2.4)%
Total average employees	580	585	(5)	(0.9)%
Total consultants (period end)	98	118	(20)	(16.9)%
Total period end quota-carrying sales persons (excluding directors and inside sales representatives)	72	70	2	2.9%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$104,681	$91,989	$12,692	13.8%
Cash flows from operating activities	$21,777	$12,104	$9,673	80.0%
Total deferred revenue (period end)	$43,371	$33,133	$10,238	30.9%

We achieved growth in product revenue and product updates, technical support and services revenue, offset by a decrease in professional services revenue during fiscal 2010, as compared to fiscal 2009. Product revenue increased by $1.0 million, and product updates, technical support and services revenue increased by $4.2 million, which was offset in part by a decrease in professional services revenue of $1.8 million. The increase in product revenue was the result of growth in sales to United States government and corporate enterprise customers, which was partially offset by a decline in sales to service providers and network equipment manufacturers. The increase in revenue from product updates, technical support and services revenue reflects growth in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts. The sequential decrease in revenue from professional services was largely the result of a decrease in billable hours worked on projects for corporate enterprise customers and service providers. We believe the decrease in billable hours worked was related to the increase in the proportion of sales of our application performance management products as compared to our other products, as our application performance management products generally require less consulting services to implement. Total revenue generated from sales to United States government customers increased by $7.0 million during fiscal 2010 as compared to fiscal 2009. The percentage of total revenue from United States government customers increased to 39.9% in fiscal 2010 from 35.3% in fiscal 2009. The increase in the percentage of revenue from United States government customers was due to an increase in sales of our application performance management products.

Our international revenue increased 9.3% to $28.4 million, or 22.5% of total revenue, for fiscal 2010. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. The increase in international revenue was primarily the result of growth in sales of our application performance management products to corporate enterprise customers. International revenue in fiscal 2010 also benefited from a more experienced direct sales force and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2010. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2010, gross profit increased 3.0% to $94.3 million. Our gross margin increased slightly to 74.7% for fiscal 2010 from 74.5% in fiscal 2009. The increase in our gross profit and gross margin was primarily due to an increase in product updates, technical support and services revenue of $4.2 million in fiscal 2010 and, to a lesser extent, an increase in product revenue of $1.0 million. The increases in revenue were partially offset by an increase in the cost of product revenue of $2.4 million which primarily resulted from growth in the demand for our hardware-based ACE Live solutions.

During fiscal 2010, operating income increased to $8.1 million from $6.4 million during fiscal 2009. The increase in operating income was largely the result of an increase in revenue from product updates, technical support and services revenue and product revenue, partially offset by an increase in operating expenses.

Trends that May Affect Our Business and Future Results

While we anticipate a challenging economic environment in the near term, we believe the competitive advantages offered by our products have positioned us well to grow market share and drive profitability as economic conditions improve. The demand for our software products and related services by corporate enterprise and United States government customers has been much stronger than the demand from service providers and network equipment manufacturers, which is consistent with our expectations. We believe that lower business activity with service providers and network equipment manufacturers is primarily due to the weakened economy in which these businesses operate, which we expect to continue, at least in the near term. Consequently, our revenue growth and profitability depend, in significant part, upon our ability to sell in a weakened economic environment and the economic health of corporate enterprises and United States government agencies.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend upon continued and sustained improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the

United States government, as we believe our products offer competitive advantages in these markets. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our application performance management products, as compared to our other products, will cause the percentage of our total revenue attributable to professional services revenue to decline, and might also cause an absolute decline in professional services revenue, since our application performance management products generally require less consulting time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from product revenue and product updates, technical support and services revenue, as revenue from these sources have substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the purchase and/or acquisition of technology we may make in future periods may also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our application performance management products. We believe that more investment in research and development will be required in order to maintain our competitive position and grow sales of our application performance management products as compared to our other products, as we believe there is more competition in the markets served by these products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2010, and we plan to continue making modest investments in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease modestly as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2010, we focused on improving the productivity of our sales force, and only made modest investments in additional direct sales personnel. We plan to continue this approach during the next several quarters. We anticipate increases in marketing expenditures during fiscal 2011 as compared to fiscal 2010 as a result of our plans to reinstate OPNETWORK. We did not hold OPNETWORK during fiscal 2010 due to travel restrictions many companies had in place as a result of economic conditions. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our application performance management products. While we expect that the absolute dollar amount of sales and marketing expenses will increase in fiscal 2011 as compared to fiscal 2010, our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue.

General and Administrative Expenses. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 6.4% during fiscal 2010 from 5.2% during fiscal 2009. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

Revenue Recognition. We derive revenue from three primary sources: (1) products, (2) product updates, technical support and services, which include product updates, certain training provided and offered on a when-and-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. We recognize revenue based on the provisions of Accounting Standards Codification 605-985 Revenue Recognition—Software, or ASC 605-985.

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use our software as well as the hardware that we use to deliver our ACE Live software products. It excludes revenue derived from product updates, which are included in product updates, technical support and services revenue. For the years ended March 31, 2010, 2009, and 2008, perpetual licenses represented approximately 92%, 93%, and 97% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. We analyze each of these four criteria as follows:

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

•

Delivery has occurred. Physical delivery of our software products to end users or resellers, which are collectively referred to as customers, is generally considered to have occurred upon the transfer of media containing our software products to a common carrier, usually FOB shipping point based on standard agreement terms. Software licenses may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

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

In instances when any of the four criteria are not met, we defer recognition of product revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, product revenue and consulting fees are recognized using contract accounting under ASC 605-35, Revenue Recognition—Construction-Type and Production. We estimate the percentage-of-completion, under ASC 605-35, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of product revenue and professional services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if it is required to increase or decrease previously recognized revenue related to a particular project or if it expects to incur a loss on the project.

All fees billed to clients for shipping and handling are classified as product revenue. All costs associated with shipping and handling are classified as cost of product revenue.

Product Updates, Technical Support and Services Revenue

Product updates, technical support and services revenue represents fees associated with the sale of product updates, training, and technical support, all except technical support provided on a when-and-if-available basis under our maintenance agreement. Payments for product updates, technical support and services on initial order or on renewal are generally made in advance and are nonrefundable. Product updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial product purchase. Product updates, technical support and services may be renewed upon expiration of the term. Customers can purchase product updates separately from technical support and services. Revenue from product updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

We allocate revenue under multiple-element arrangements, which typically include product, consulting services, training and maintenance agreements sold together, to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to our vendor-specific objective evidence of fair value, or VSOE. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. We apply discounts, if any, to the delivered elements, usually product, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately.

If we are unable to establish VSOE for an undelivered post contract support, or PCS, element, for example, in a two-year term license where the license term and PCS are coterminous and no PCS renewal period exists, all revenue is recognized ratably over the contract period. For income statement classification purposes, our allocation methodology is based on VSOE of fair value for our professional services which is determined by the price charged when sold separately, and the contractually stated renewal rates for our PCS, generally 18% to 21% of the license fee paid on perpetual licenses. We use the residual method to allocate any remaining arrangement fee to product revenue.

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, we recognize revenue under the entire arrangement under the percentage-of-completion method. For income statement classification purposes, we have developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under ASC 605-985, when services are not essential to the functionality of the software. In these circumstances, we allocate revenue to the various elements of the arrangement based on our VSOE of fair value and the residual amount is allocated to product revenue.

We sell product, product updates, technical support and services agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, we provide product updates, technical support and services agreements directly to distributors and the distributors provide support to the end customer. We record revenue from sales to distributors at the amounts charged to the distributor and in the same manner as product, product updates, technical support and services sales sold through our direct sales force. We classify amounts received in advance of revenue recognition as deferred revenue.

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Income Taxes. We account for income taxes in accordance with ASC 740, Income Taxes. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Under ASC 740, deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, research and development tax credits, and foreign tax credits.

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. We continually review tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2010, the gross unrecognized benefit related to uncertain tax benefits was $786,000, $761,000 of which would favorably affect the effective income tax rate in future periods. The total amount of gross unrecognized tax benefits related to uncertain tax positions as of April 1, 2009 was $804,000. Of this total, $775,000 represents the amount of unrecognized tax benefits, net of federal benefit on state issues that, if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010, 2009, and 2008 follows:

	2010	2009	2008
	(in thousands)
Beginning balance	$804	$838	$810
Gross decreases – tax positions in prior period	45	—	(80)
Gross increases – current period tax positions	150	139	79
Settlements	(19)	—	—
Lapse of statute of limitations	(197)	(159)	—
Foreign currency translation adjustment	3	(14)	29

Ending balance	$786	$804	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY06 – FY09
Belgium	FY07 – FY09
France	FY06 – FY09
Germany	FY05 – FY09
Singapore	FY08 – FY09
United Kingdom	FY08 – FY09
United States	FY07 – FY09
Maryland	FY06 – FY09

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007 and in the United States for fiscal year 2007.

Our continuing practice is to recognize interest, if any, related to income tax matters in interest expense in our consolidated statements of operations and penalties as part of general and administrative expense in our consolidated statements of operations. During fiscal 2010, we recognized $6,000 in potential interest expense associated with uncertain tax positions and reversed $13,000 associated with potential claims now barred by the statute of limitations. During fiscal 2009, we recognized $4,000 in potential interest expense associated with uncertain tax positions and reversed $17,000 associated with potential claims now barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2010 was $7,000 and $26,000, respectively.

We believe it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of our state and local income taxes and lapse of statute of limitations. In the aggregate, we believe the liability for uncertain tax positions could decrease by $340,000 in the next twelve months.

Stock-Based Compensation. ASC 718 Compensation—Stock Compensation requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. We have elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2010 or 2009.

Our stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, which we recognize over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. We granted 275,000 stock options during fiscal 2010. As of March 31, 2010, nonvested stock-based deferred compensation associated with the stock options totaled $916,000, which we expect to recognize over a weighted average period of 2 years.

We recognize compensation cost for stock option grants on a straight-line basis over the requisite service period for the entire award from the date of grant through the period of the last separately vesting portion of the grant. We recognize compensation cost within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. We will recognize the impact on compensation cost due to changes in the expected forfeiture rate of 10% in the period that they become known. We do not apply a forfeiture rate to the options granted to certain key executives or directors. We have concluded that historically certain key executives and directors will perform the requisite service to vest in the award.

We account for our restricted stock grants as equity awards. The expense is based on the price of our common stock, and is recognized on a straight-line basis over the requisite service period. The restricted stock agreements do not contain any post-vesting restrictions. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. As of March 31, 2010, nonvested stock-based deferred compensation associated with restricted stock totaled $1.2 million, which we expect to recognize over a weighted average period of 1 year.

Our 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 3,070,000 shares of our common stock. On September 14, 2009, our stockholders voted to increase the number of shares authorized for issuance under the ESPP from 820,000 shares to 3,070,000 shares, effective February 1, 2010. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year. To estimate the fair value of shares issued under our ESPP, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period, which is six months; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury Bond due in six months. To determine expected volatility, we analyze the historical volatility of our stock over the 6 months prior to the first day of the plan period. We calculate the expense based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and we recognize that expense on a straight-line basis over the plan period. As of March 31, 2010, nonvested stock-based deferred compensation associated with the ESPP totaled $139,000 and we expect to recognize over a weighted average period of 4 months.

Cash, Cash Equivalents, and Marketable Securities. We measure our cash and cash equivalents using the fair value measurement principles of ASC 820 Fair Value Measurements and Disclosures, or ASC 820, which requires that fair value be based on the assumptions that market participants would use when pricing an asset or liability. ASC 820 requires disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. We view corporate notes as Level 2 assets, and money market funds as Level 1 assets. We did not hold any marketable securities at March 31, 2010.

The following table summarizes the composition of our marketable securities at March 31, 2009:

	March 31, 2009
	(in thousands)
					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
Corporate notes	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of our financial assets, consisting of cash, cash equivalents, and marketable securities, at March 31, 2010 and 2009:

	Total Fair Value At March 31, 2010	Fair Value Measurement at March 31, 2010 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

	Total Fair Value At March 31, 2009	Fair Value Measurement at March 31, 2009 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$11,759	$11,759	$—	$—
Money market funds	79,231	79,231	—	—
Corporate note	999	—	999	—

Total	$91,989	$90,990	$999	$—

At March 31, 2010, we grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2010, there were no withdrawal limits on redemptions for any of the money market funds that we hold. All money market funds were classified as cash and cash equivalents at March 31, 2010 and 2009. We did not group any financial assets using Level 2 or Level 3 valuations at March 31, 2010.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates may also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2010 and 2009, accounts receivable totaled $32.8 million and $29.6 million, net of an allowance for doubtful accounts of $336,000 and $713,000, respectively.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with ASC 805, Business Combinations and ASC 350, Intangibles—Goodwill and Other. Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology we purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006 and Network Physics, Inc. in October 2007. Our intangible assets also consist of customer relationships and acquired workforce assets we purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007. The acquired and purchased technologies are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. We amortize our customer relationship and workforce intangible assets we purchased from Network Physics, Inc. on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively.

We use the projected discounted cash flow method in valuing our acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. We valued the workforce asset associated with the purchase of specified assets of Network Physics, Inc. on a replacement cost basis. While we believe the assumptions used to value our acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology and purchased intangible assets for reasonableness in accordance with ASC 360, Property, Plant and Equipment. If changes in our assumptions at the time of future periodic reviews indicate that the carrying value of our acquired technology and purchased intangible assets exceeds their fair value and we determine that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2010 and 2009, intangible assets totaled $5.1 million and $6.2 million, net of accumulated amortization of $9.7 million and $7.7 million, respectively. We have not recorded any impairment losses to date.

We record goodwill when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review in the fourth quarter to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value.

We performed our annual impairment test of goodwill as of March 31, 2010 and 2009 and concluded that the fair value substantially exceeded the carrying value; therefore, we did not record any impairment. As of March 31, 2010 and 2009, goodwill was $14.6 million. No impairment losses have been recorded to date.

Accounting for Software Development Costs. We expense costs incurred in the research and development of new software products as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, we did not capitalize any research and development costs in fiscal 2010, 2009 or 2008.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Revenue:
Product	41.4%	41.7%	38.3%
Product updates, technical support and services	37.4	35.0	34.3
Professional services	21.2	23.3	27.4

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	4.7	2.9	1.0
Product updates, technical support, and services	3.8	3.8	4.4
Professional services	15.3	17.0	18.9
Amortization of acquired technology	1.5	1.8	1.5

Total cost of revenue	25.3	25.5	25.8

Gross profit	74.7	74.5	74.2

Operating expenses:
Research and development	25.4	25.1	27.1
Sales and marketing	34.2	34.6	38.9
General and administrative	8.7	9.6	11.6

Total operating expenses	68.3	69.3	77.6

Income (loss) from operations	6.4	5.2	(3.4)
Interest and other income, net	0.0	1.0	3.5

Income before provision (benefit) for income taxes	6.4	6.2	0.1
Provision (benefit) for income taxes	1.8	2.3	(0.4)

Net income	4.6%	3.9%	0.5%

Revenue

Product Revenue. Product revenue was $52.3 million, $51.2 million, and $38.8 million, in fiscal 2010, 2009, and 2008, respectively, representing an increase of 2.0% in fiscal 2010 from fiscal 2009 and an increase of 31.9% in fiscal 2009 from fiscal 2008. For fiscal 2010, the increase in product revenue was primarily due to an increase in sales to United States government customers and corporate enterprise customers, partially offset by a decrease in sales to service providers and network equipment manufacturers. For fiscal 2009, the increase in product revenue was primarily due to an increase in sales to corporate enterprise customers and service providers. The increase in fiscal 2010 and 2009 was primarily due to an increase in revenue from sales of our application performance management products.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $47.3 million, $43.1 million, and $34.8 million, in fiscal 2010, 2009, and 2008, respectively, representing increases of 9.7% in fiscal 2010 from fiscal 2009 and 23.8% in fiscal 2009 from fiscal 2008. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in product updates, technical support and services revenue in fiscal 2010 and fiscal 2009 primarily reflected increases in the overall customer installed base as compared to the prior fiscal year. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each year is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $35.5 million, $29.0 million, and $24.0 million at March 31, 2010, 2009, and 2008, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for fiscal 2010, 2009, and 2008 were as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(in thousands)
Consulting services	$26,399	$27,949	$27,099
Training and other revenue	432	652	622

Professional services	$26,831	$28,601	$27,721

Professional services revenue was $26.8 million, $28.6 million, and $27.7 million in fiscal 2010, 2009, and 2008, respectively, representing a decrease of 6.2% in fiscal 2010 from fiscal 2009 and an increase of 3.2% in fiscal 2009 from fiscal 2008. Consulting services revenue accounted for 98.4%, 97.7%, and 97.8%, of professional services revenue for fiscal 2010, 2009, and 2008, respectively. For fiscal 2010, the decrease in professional services revenue was primarily due to a decrease in billable hours worked on projects related to corporate enterprise customers and service providers. We believe the decrease in billable hours worked in fiscal 2010 was related to the increase in the proportion of sales of our application performance management products as compared to our other products, as our application performance management products generally require less consulting services to implement. For fiscal 2009, the increase in professional services revenue was primarily due to an increase in billable hours worked on projects related to service providers and, to a lesser extent, corporate enterprise customers. The percentage of total consulting revenue from United States government customers for fiscal 2010, fiscal 2009, and fiscal 2008 was 70.4%, 65.8%, and 68.8%, respectively, representing an increase of 1.1% in fiscal 2010 from fiscal 2009, and a decrease of 1.4% in fiscal 2009 from fiscal 2008.

Training and other revenue was $432,000, $652,000, and $622,000 in fiscal 2010, 2009 and 2008, respectively. The decrease in training and other revenue in fiscal 2010 as compared to fiscal 2009 was the result of a decrease in custom trainings. The increase in training revenue in fiscal 2009 as compared to fiscal 2008 was due to increased sales of our training services to service providers, which was offset by a decrease in sales to corporate enterprise customers.

International Revenue. Our international revenue increased 9.3% to $28.4 million, or 22.5% of total revenue, in fiscal 2010 from $26.0 million, or 21.1% of total revenue, for fiscal 2009. Our international revenue increased 2.2% during fiscal 2008 from $20.5 million, or 20.2% of total revenue, for fiscal 2008. The increase in international revenue in fiscal 2010 was primarily the result of an increase in sales to international corporate enterprise customers, which was partially offset by a decrease in sales to international network equipment manufacturers. The increase in international revenue in fiscal 2009 was primarily the result of an increase in sales to international government customers and service providers, which was partially offset by a decrease in sales to international corporate enterprise customers. Our international revenue is primarily generated in Europe and Asia. Our goal is to increase sales to international corporate enterprise customers. International revenue from corporate enterprises comprised the largest portion of international revenue for fiscal 2010. During each of fiscal 2010, 2009, and 2008, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cost of product	11.5%	6.9%	2.7%
Cost of product updates, technical support, and services	10.3	10.8	13.0
Cost of professional services	72.0	73.1	69.1

Cost of product revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties and, to a lesser extent, media, manuals, and distribution costs. Cost of product updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on product revenue and product updates, technical support and services revenue are substantially higher than gross margin on professional services revenue, due to the low cost of delivering product revenue and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of Product Revenue. Cost of product revenue was $6.0 million, $3.5 million, and $1.0 million in fiscal 2010, 2009, and 2008, respectively. The 69.2% increase in costs from fiscal 2009 to fiscal 2010 was primarily the result of a $2.5 million increase in costs related to hardware platforms used to deliver our ACE Live software products. The 241.6% increase in costs and the decrease in gross margin for fiscal 2009 as compared to fiscal 2008 was primarily the result of a $2.1 million increase in the cost of hardware platforms associated with delivery of our ACE live software products. We began selling ACE Live software products, which are typically delivered on hardware platforms, in the third fiscal quarter of fiscal 2008. Total hardware platform costs related to the delivery of our ACE Live software products for fiscal 2010, fiscal 2009, and fiscal 2008 were $4.9 million, $2.4 million, and $383,000 respectively. Gross margin on product revenue was 88.6%, 93.1%, and 97.3%, for fiscal 2010, 2009, and 2008, respectively.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $4.9 million, $4.7 million, and $4.5 million in fiscal 2010, 2009, and 2008, respectively. Gross margin on product updates, technical support and services revenue was 89.7%, 89.2%, and 87.0%, for fiscal 2010, 2009, and 2008, respectively. The 4.2% increase in cost of product updates, technical support and services revenue for fiscal 2010 as compared to fiscal 2009 was primarily the result of a $93,000 increase in personnel costs necessary to provide technical support and a $35,000 increase in the cost of supplies necessary to support our products. The 3.3% increase in cost of product updates, technical support and services revenue for fiscal 2009 as compared to fiscal 2008 was primarily the result of an $82,000 increase in personnel costs necessary to provide technical support and a $42,000 increase in royalty payments required for some of our product update sales. The increase in gross margin on product updates, technical support and services revenue for fiscal year 2010 as compared to 2009 was primarily the result of a 9.7% increase in product license updates, technical support and services revenue. The increase in gross margin on product updates, technical support and services revenue for fiscal year 2009 as compared to 2008 was primarily the result of a 23.8% increase in product updates, technical support and services revenue. Stock-based compensation expense included in cost of product updates, technical support and services was $17,000, $20,000, and $21,000 for fiscal 2010, 2009, and 2008, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $19.3 million, $20.9 million, and $19.2 million in fiscal 2010, 2009, and 2008, respectively. Gross margin on professional services revenue increased to 28.0% for fiscal 2010 from 26.9% in fiscal 2009. Gross margin on professional services revenue decreased to 26.9% for fiscal 2009 from 30.9% for fiscal 2008. The 7.6% decrease in cost of professional services revenue in fiscal 2010 from fiscal 2009 was largely due to a $1.3 million decrease in direct labor expense attributable to a decrease in the number of consulting personnel in response to weaker demand for our consulting services. We believe the weaker demand for our consulting services during fiscal 2010, as compared to fiscal 2009, was due to the increase in the proportion of sales of our application performance management products to sales of our other products, as our application performance management products generally require less time to implement. The 9.2% increase in cost of professional services in fiscal 2009 from fiscal 2008 was largely due to a $1.8 million increase in direct labor expense attributable to the use of more external contractors. The increase in gross margin on professional services in fiscal 2010 from fiscal 2009 was primarily due to the increase in profitability related to certain consulting engagements. The decrease in gross margin on professional services in fiscal 2009 from fiscal 2008 was primarily due to the increase in direct labor costs. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements. Stock-based compensation expense included in cost of professional services was $83,000, $113,000, and $148,000 for fiscal 2010, 2009, and 2008, respectively.

Operating Expenses

Research and Development. Research and development expenses were $32.0 million, $30.8 million, and $27.5 million in fiscal 2010, 2009, and 2008, respectively, representing increases of 4.1% in fiscal 2010 from fiscal 2009 and 12.1% in fiscal 2009 from fiscal 2008. The increase in fiscal 2010 from fiscal 2009 was primarily due to a $1.6 million increase in compensation expense as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products, which was partially offset by a $305,000 decrease in contractor costs. The increase in fiscal 2009 from fiscal 2008 was primarily due to a $3.1 million increase in compensation expense as a result of increased staffing levels. We do not capitalize research and development costs since we release our products to the market at the same time that technological feasibility is reached. Stock-based compensation expense included in research and development was $676,000, $591,000, and $568,000 for fiscal 2010, 2009, and 2008, respectively.

Sales and Marketing. Sales and marketing expenses were $43.2 million, $42.5 million, and $39.4 million in fiscal 2010, 2009, and 2008, respectively. The 1.5% increase in fiscal 2010 from fiscal 2009 was due to a $2.2 million increase in compensation and commission expense as a result of increased staffing levels and higher bookings, travel costs of $337,000 and depreciation expense of $239,000, which were partially offset by a reduction in conference and marketing expenditures of $2.2 million. The 8.1% increase in fiscal 2009 from fiscal 2008 was due to a $3.5 million increase in compensation and commission expense as a result of increased staffing levels and increased sales, which was partially offset by a $265,000 reduction in travel expenses and a $217,000 reduction in marketing costs. Stock-based compensation expense included in sales and marketing was $343,000, $376,000, and $374,000 for fiscal 2010, 2009, and 2008, respectively.

General and Administrative. General and administrative expenses were $11.0 million, $11.9 million, and $11.7 million, in fiscal 2010, 2009, and 2008, respectively. The 7.1% decrease in fiscal 2010 from fiscal 2009 was largely due to a decrease in compensation expense and bad debt expense. The 0.9% increase in fiscal 2009 from fiscal 2008 was largely due to an increase in bad debt expense and compensation expense partially offset by a decrease in professional services costs. Stock-based compensation expense included in general and administrative was $440,000, $433,000, and $428,000 for fiscal 2010, 2009, and 2008, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net were negative $70 thousand, $1.2 million, and $3.6 million in fiscal 2010, 2009, and 2008, respectively. The 105.6% decrease in fiscal 2010 from fiscal 2009 was primarily the result of a decrease in the interest rates earned on our investment holdings. The 65.2% decrease in fiscal 2009 from fiscal 2008 was primarily the result of a change in our portfolio holdings to predominantly United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and, to a lesser extent, a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rates were 27.5%, 38.2%, and negative 231% for fiscal 2010, 2009, and 2008, respectively. For fiscal 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the United States and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in our effective tax rate in fiscal 2010 from fiscal 2009 was primarily due to an increase in tax credits and a decrease in foreign tax expense. The increase in our effective tax rate in fiscal 2009 from fiscal 2008 was primarily due to an increase in our book income which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, tax-exempt interest income, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures. Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

As of March 31, 2010 and 2009, we had cash, cash equivalents, short-term and long-term marketable securities totaling $104.7 million and $92.0 million, respectively. Due to our available cash balances and our anticipated cash flows, we do not believe that the current credit crisis will have a material impact on our operational cash requirements.

Cash provided by operating activities was $21.8 million, $12.1 million, and $12.9 million for fiscal 2010, 2009, and 2008, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from the exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2010 from fiscal 2009 was primarily attributable to increases in deferred revenue and net income in fiscal 2010, as compared to fiscal 2009, which were slightly offset by a decrease in accrued liabilities. The decrease in cash provided by operating activities in fiscal 2009 from fiscal 2008 was primarily attributable to an increase in accounts receivable and a decrease in the growth of deferred revenue during fiscal 2009, as compared to fiscal 2008, which was partially offset by an increase in cash resulting from an increase in net income and accrued liabilities.

Net cash used in investing activities was $2.6 million in fiscal 2010. Net cash provided by investing activities was $8.3 million and $27.3 million in fiscal 2009 and fiscal 2008, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business combinations and technology acquisitions. For fiscal 2010, we used funds of $3.1 million to purchase property and equipment, and funds of $433,000 to acquire technology. We received proceeds of $1.0 million from the maturity of investments. For fiscal 2009, we used funds of $999,000 to purchase short-term marketable securities, and funds of $5.5 million to purchase property and equipment. We received proceeds of $14.8 million from the sale or maturity of short-term and long-term marketable securities for fiscal 2009. For fiscal 2008, we used funds of $10.0 million to purchase specified assets from Network Physics, funds of $114.8 million to purchase short-term and long-term marketable securities, and funds of $4.6 million to purchase property and equipment. We received proceeds of $156.6 million from the sale or maturity of short-term marketable securities for fiscal 2008.

Cash used in financing activities was $5.7 million in fiscal 2010. Cash provided by financing activities was $861,000 in fiscal 2009. Cash used in financing activities was $3.6 million for fiscal 2008. We used $7.5 million during fiscal 2010 to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009, September 15, 2009, December 15, 2009, and March 15, 2010. We used cash of $2.3 million, $955,000, and $5.0 million to acquire 186,550, 75,724, and 521,849 shares of our common stock pursuant to our stock repurchase program during fiscal 2010, fiscal 2009, and fiscal 2008, respectively. During fiscal 2010, fiscal 2009, and fiscal 2008, 26,352, 15,724 and 6,474 shares, respectively, were withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan. During fiscal 2010, 2009, and 2008, we received proceeds of approximately $2.7 million, 644,000, and $365,000, respectively, and issued 277,110, 92,648, and 59,975 shares of common stock, pursuant to employee and director exercises of stock options. During fiscal 2010, 2009, and 2008, we received proceeds of approximately $1.3 million, $1.1 million and $989,000, respectively, and issued 170,271, 150,712, and 120,295 shares of common stock, respectively, pursuant to the issuance of common stock under our employee stock purchase plan. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For fiscal 2010, 2009, and 2008, excess tax benefits from the exercise of stock options were $51,000, $49,000, and $29,000, respectively.

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under ASC 740 is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our liability for unrecognized tax benefits at March 31, 2010, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations and Unrecognized Tax Benefits (in thousands)	Total	Fiscal 2011	Fiscal 2012 – Fiscal 2013	Fiscal 2014 – Fiscal 2015	After Fiscal 2015
Facilities Operating Lease Obligations	$19,921	$4,913	$4,095	$3,425	$7,488
Other Operating Lease Obligations	103	79	24	—	—
Unrecognized Tax Benefits	786	340	130	316	—

Total	$20,810	$5,332	$4,249	$3,741	$7,488

See Notes 9 and 10 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2010, we had no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of

$10.0 million in the aggregate. As of March 31, 2010, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases in the aggregate amount of $1.1 million. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by our accounts receivable. Effective March 31, 2009, in light of our strong cash position, we elected to eliminate any borrowing capacity under the credit facility in excess of our existing outstanding letters of credit.

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

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and dividends at least through fiscal 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification (Accounting Standards Update, or ASU, 2009-01), or the Codification, as the single source of authoritative non-government GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, or SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. We adopted the Codification on July 1, 2009, which impacts our financial statements as all future references to authoritative accounting literature have been referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (as codified in ASC 260 “Earnings per Share”), or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We applied the provisions of FSP EITF 03-6-1 in fiscal 2010. Our participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

In October 2009, the FASB issued Accounting Standards Update 2009-13 Multiple Deliverable Revenue Arrangements, or ASU 2009-13 which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”) and EITF Issue No. 09-3, “Applicability of

AICPA Statement 97-2 to Certain Arrangements That Include Software Elements” (as codified in ASC 985 “Software”). ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-13 also amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. ASU 2009-13 will be effective for us beginning April 1, 2011. Early adoption is permitted. We have not adopted ASU 2009-13, nor have we determined the impact that the adoption will have on our results of operations or financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events” (as codified in ASC 855 “Subsequent Events”), or SFAS No. 165, to be effective for interim or annual financial periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note 19 to the consolidated financial statements for the related disclosures. Our adoption of ASC 855 did not have a material impact on our results of operations, financial position or cash flows.

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

At March 31, 2010, we had $104.7 million in cash and cash equivalents and did not have any short-term marketable securities. As of March 31, 2009, we had $91.0 million in cash and cash equivalents and $999,000 in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2010, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $1.0 million.

At March 31, 2010, $83.1 million of our $104.7 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2010 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $999,000 and a loss of $1.2 million at March 31, 2010 and 2009, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 22.5%, 21.1%, and 20.2% of our total revenue for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during fiscal 2010, fiscal 2009, and fiscal 2008, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $56,000, $107,000, and $43,000, respectively.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2010. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

OPNET Technologies, Inc.

June 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the internal control over financial reporting of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated June 4, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 4, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

The information in the sections entitled “Summary Compensation Table,” “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 2010.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 4th day of June, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc. and its subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 4, 2010

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$104,681	$90,990
Marketable securities	—	999
Accounts receivable, net of $336 and $713 in allowance for doubtful accounts at March 31, 2010 and 2009, respectively	28,015	24,086
Unbilled accounts receivable	4,765	5,476
Inventory	872	722
Prepaid expenses and other current assets	2,816	4,043

Total current assets	141,149	126,316

Property and equipment, net	13,245	13,984
Intangible assets, net	5,109	6,193
Goodwill	14,639	14,639
Deferred income taxes and other assets	4,210	4,932

Total assets	$178,352	$166,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,405	$485
Accrued liabilities	10,932	11,561
Deferred and accrued income taxes	498	849
Deferred rent	432	364
Deferred revenue	38,425	30,223

Total current liabilities	51,692	43,482
Accrued liabilities	145	69
Deferred rent	2,138	2,571
Deferred revenue	4,946	2,910
Other income tax	755	527

Total liabilities	59,676	49,559

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock – par value $0.001; 100,000,000 shares authorized; 28,386,958 and 27,903,470 shares issued at March 31, 2010 and 2009, respectively; 20,955,452 and 20,658,514 shares outstanding at March 31, 2010 and 2009, respectively	28	28
Additional paid-in capital	99,229	93,292
Retained earnings	37,920	39,570
Accumulated other comprehensive loss	(999)	(1,171)
Treasury stock – 7,431,506 and 7,244,956 shares at March 31, 2010 and 2009, respectively, at cost	(17,502)	(15,214)

Total stockholders’ equity	118,676	116,505

Total liabilities and stockholders’ equity	$178,352	$166,064

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2010	2009	2008
Revenue:
Product	$52,252	$51,211	$38,838
Product updates, technical support and services	47,264	43,067	34,787
Professional services	26,831	28,601	27,721

Total revenue	126,347	122,879	101,346

Cost of revenue:
Product	5,983	3,536	1,035
Product updates, technical support and services	4,859	4,665	4,514
Professional services	19,328	20,911	19,154
Amortization of acquired technology	1,835	2,172	1,486

Total cost of revenue	32,005	31,284	26,189

Gross profit	94,342	91,595	75,157

Operating expenses:
Research and development	32,043	30,791	27,471
Sales and marketing	43,181	42,533	39,357
General and administrative	11,011	11,857	11,747

Total operating expenses	86,235	85,181	78,575

Income (loss) from operations	8,107	6,414	(3,418)
Interest and other (expense) income, net	(70)	1,246	3,579

Income before provision (benefit) for income taxes	8,037	7,660	161

Provision (benefit) for income taxes	2,214	2,928	(372)

Net income	$5,823	$4,732	$533

Basic net income per common share	$0.28	$0.23	$0.03

Diluted net income per common share	$0.28	$0.23	$0.03

Basic weighted average common shares outstanding	20,529	20,296	20,342

Diluted weighted average common shares outstanding	20,790	20,533	20,596

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2007	27,289	20,641	$27	$86,881	6,647	$(9,246)	$34,815	$394	$112,871

Net income							533		533
Foreign currency translation								147	147
Unrealized loss on marketable securities, net of tax								(381)	(381)

Total comprehensive income									299
Adoption of ASC 740—cumulative effect							(510)		(510)
Exercise of options	60	60		365					365
Employee stock purchase plan	121	121	1	988					989
Tax benefit from exercise of stock options				105					105
Restricted stock issuance, net of forfeitures	107	107							—
Purchase of treasury shares		(522)			522	(5,013)			(5,013)
Deferred compensation
Stock based compensation expense				1,539					1,539

Balance, March 31, 2008	27,577	20,407	28	89,878	7,169	(14,259)	34,838	160	110,645

Net income							4,732		4,732
Foreign currency translation								(1,712)	(1,712)
Reversal of unrealized loss on marketable securities, net of tax								381	381

Total comprehensive income									3,401
Exercise of options	93	93		644					644
Employee stock purchase plan	151	151		1,123					1,123
Tax benefit from exercise of stock options				114					114
Restricted stock issuance, net of forfeitures	83	83							—
Purchase of treasury shares		(76)			76	(955)			(955)
Stock based compensation expense				1,533					1,533

Balance, March 31, 2009	27,904	20,658	28	93,292	7,245	(15,214)	39,570	(1,171)	116,505
Net income							5,823		5,823
Foreign currency translation								172	172

Total comprehensive income									5,995
Exercise of options	277	277		2,720					2,720
Employee stock purchase plan	170	170		1,307					1,307
Tax benefit from exercise of stock options				351					351
Restricted stock issuance, net of forfeitures	36	36							—
Purchase of treasury shares		(186)			186	(2,288)			(2,288)
Stock based compensation expense				1,559					1,559
Dividends declared ($0.36 per share)							(7,473)		(7,473)

Balance, March 31, 2010	28,387	20,955	$28	$99,229	7,431	$(17,502)	$37,920	$(999)	$118,676

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$5,823	$4,732	$533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,340	5,528	4,018
Loss on disposition of fixed assets	45	74	11
Provision for losses on accounts receivable	297	646	96
Deferred income taxes	(328)	(431)	(882)
Non-cash stock-based compensation expense	1,559	1,533	1,539
Non-cash accretion of market discount on marketable securities	(1)	—	—
Excess tax benefit from exercise of stock options	(51)	(49)	(29)
Changes in assets and liabilities:
Accounts receivable	(3,518)	(3,926)	(942)
Inventory	197	569	(116)
Prepaid expenses and other current assets	(364)	(70)	1,315
Other assets	(40)	(434)	(49)
Accounts payable	874	(10)	213
Accrued liabilities	158	1,682	466
Accrued income taxes	1,913	(130)	(382)
Deferred revenue	10,238	2,638	7,187
Deferred rent	(365)	(248)	(78)

Net cash provided by operating activities	21,777	12,104	12,900

Cash flows from investing activities:
Acquisition of specified assets from Network Physics	—	—	(10,005)
Acquired technology	(433)	—	—
Purchase of property and equipment	(3,148)	(5,466)	(4,557)
Purchase of investments	—	(999)	(114,799)
Proceeds from sale/maturity of investments	1,000	14,800	156,615

Net cash (used in) provided by investing activities	(2,581)	8,335	27,254

Cash flows from financing activities:
Acquisition of treasury stock	(2,288)	(955)	(5,013)
Excess tax benefit from exercise of stock options	51	49	29
Proceeds from exercise of stock options	2,720	644	365
Issuance of common stock under employee stock purchase plan	1,307	1,123	989
Payment of dividend to stockholders	(7,473)	—	—

Net cash (used in) provided by financing activities	(5,683)	861	(3,630)

Effect of exchange rate changes on cash and cash equivalents	178	(1,720)	120

Net increase in cash and cash equivalents	13,691	19,580	36,644
Cash and cash equivalents, beginning of year	90,990	71,410	34,766

Cash and cash equivalents, end of year	$104,681	$90,990	$71,410

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010, 2009, and 2008

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. and its subsidiaries, (hereafter, the Company or OPNET), provides software products and related services for managing networks and applications. The Company’s software products address application performance management, network operations, capacity management and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Mainz, Germany; Slough, United Kingdom; and Singapore; a sales office in Beijing, China; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates, judgments and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates, judgments, and assumptions include revenue recognition, the carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, research and development tax credits, determination of uncertain tax position benefits under ASC 740 Income Taxes, or ASC 740, software development costs, valuation of acquired intangible assets, valuation of stock based compensation, and loss contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents. Cash and cash equivalents consist of deposits in banks and all highly liquid investments with maturities of three months or less when purchased.

Marketable Securities. The Company has determined that its investments in marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive income.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest and other income, net” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest and other income, net” line item on the consolidated statements of operations. As of March 31, 2010 the Company did not have any marketable securities.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Supplemental Cash Flow Information.

	Year ended March 31,
	2010	2009	2008
	(in thousands)
Cash paid during the fiscal year for:
Income taxes	$527	$3,239	$768
Non-cash financing and investing activities:
Unrealized gain (loss) on marketable securities	$—	$381	$(381)
Restricted stock issued	$622	$860	$1,022
Accrued liability for the purchase of property and equipment	$11	$72	$218
Tenant improvement allowance received from landlord	$—	$1,095	$880

Advertising Expense. Advertising costs are expensed when incurred. Advertising expense for fiscal 2010, 2009, and 2008 was $497,000, $389,000, and $525,000, respectively.

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

The Company measures its cash and cash equivalents using the fair value measurement principles of ASC 820 Fair Value Measurements and Disclosures, or ASC 820, which requires that fair value be based on the assumptions that market participants would use when pricing an asset or liability.

ASC 820 requires disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with ASC 985 Software, or ASC 985. Through March 31, 2010, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. The Company accounts for its goodwill and intangible assets in accordance with ASC 805 Business Combinations, or ASC 805, and ASC 350 Intangibles—Goodwill and Other, or ASC 350. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. The Company’s customer relationship and workforce intangible assets are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company uses the projected discounted cash flow method in valuing its acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. The Company uses the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset was valued on a replacement cost basis. While the Company believes the assumptions used to value its acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. The Company periodically reviews the value of acquired technology and purchased intangible assets for reasonableness in accordance with ASC 360 Property, Plant and Equipment, or ASC 360. If changes in the Company’s assumptions at the time of future periodic reviews indicate that the carrying value of its acquired technology and purchased intangible assets exceeds their fair value and it determines that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2010 and 2009, intangible assets totaled $5.1 million and $6.2 million, net of accumulated amortization of $9.7 million and $7.7 million, respectively. There has been no impairment as of March 31, 2010 or 2009.

Goodwill. In accordance with ASC 350, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that the asset might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2010 and 2009 and concluded that the fair value substantially exceeded the carrying value; therefore, the Company did not record any impairment. The Company has not recorded a goodwill impairment since it first recorded goodwill in fiscal 2001.

Valuation of Long-Lived Assets. In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010 or 2009.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Revenue Recognition. The Company derives revenue from three primary sources: (1) product, (2) product updates, technical support and services, which include product update, certain training provided and offered on a when-and-if available basis to customers, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. The Company recognizes revenue based on the provisions ASC 605-985 Software Revenue Recognition, or ASC 605-985.

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use the Company’s software as well as the hardware that it uses to deliver its ACE Live software products. It excludes revenue derived from product updates, which are included in product updates, technical support and services revenue. For the years ended March 31, 2010, 2009, and 2008, perpetual licenses represented approximately 92%, 93%, and 97% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. The Company defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is the Company’s customary practice to have a written software license agreement, which is signed by both the end user and the Company, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with the Company, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which the Company collectively refers to as resellers, are primarily made outside of North America and are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and the Company, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, the Company’s master reseller agreement requires that the reseller provide the Company copies of the end user’s executed software master license agreements.

•

Delivery has occurred. Physical delivery of the Company’s software products to end users or resellers, which are collectively referred to as customers, is generally considered to have occurred upon the transfer of media containing the Company’s software products to a common carrier (usually FOB shipping point based on standard agreement terms). Software licenses may also be delivered electronically to end users. Electronic delivery is deemed to occur after end users have been provided with access codes that allow them to take immediate possession of the software. If a software arrangement includes undelivered software products or services that are essential to the functionality of delivered software products, delivery is not considered to have occurred until these software products or services are delivered.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

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

In instances when any of the four criteria are not met, the Company defers recognition of product revenue until the criteria are met. When the sale of the software product requires the Company to make significant enhancements, customization or modifications to the software that are essential to its functionality, product revenue and consulting fees are recognized using contract accounting under ASC 605-35 Revenue Recognition—Construction-Type and Production, or ASC 605-35. The Company estimates the percentage-of-completion, under ASC 605-35, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of product revenue and professional services revenue under certain contracts and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements, and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in the Company’s revenue and results of operations if it is required to increase or decrease previously recognized revenue related to a particular project or if it expects to incur a loss on the project.

All fees billed to clients for shipping and handling are classified as product revenue. All costs associated with shipping and handling are classified as cost of product revenue.

Product Update, Technical Support, and Services Revenue

Product updates, technical support and services revenue represents fees associated with the sale of product updates, training, and technical support, all provided on a when-and-if-available basis (except for technical support) under the Company’s maintenance agreement. Payments for product updates, technical support and services on initial order or on renewal are generally made in advance and are nonrefundable. Product updates consist of the right to unspecified software updates on a when-and-if-available basis and are typically entered into in connection with the initial software product purchase. Product updates, technical support and services may be renewed upon expiration of the term. Customers can purchase product updates separately from technical support and services. Revenue from product updates, technical support and services is deferred and recognized as revenue on a straight-line basis over the term of the maintenance agreement.

Revenue under multiple-element arrangements, which typically include product, consulting services, training and maintenance agreements sold together, are allocated to each element in the arrangement primarily using the residual method based upon the fair value of the undelivered elements, which is specific to the Company vendor-specific objective evidence of fair value, or VSOE. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Discounts, if any, are applied to the delivered elements, usually product, under the residual method. For periodic unspecified product updates and technical support agreements, VSOE is based upon either the renewal rate specified in each contract or the price charged when sold separately. For consulting services and training for customers without a current maintenance agreement, VSOE is based upon the rates charged for these services when sold separately.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

If the Company is unable to establish VSOE for an undelivered post-contract customer support, or PCS, element, for example, in a two-year term license where the license term and PCS are coterminous and no PCS renewal period exists, all revenue is recognized ratably over the contract period. For income statement classification purposes, the Company’s allocation methodology is based on VSOE of fair value for its professional services which is determined by the price charged when sold separately, and the contractually stated renewal rates for its PCS, generally 18% to 21% of the license fee paid, on perpetual licenses. The Company uses the residual method to allocate any remaining arrangement fee to product revenue.

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. When the Company enters into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, the Company has developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under ASC 605-985, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on the Company’s VSOE of fair value and the residual amount is allocated to product revenue.

The Company sells product, product updates, technical support and services agreements to distributors at predetermined prices. Sales to distributors are not contingent upon resale of the software to the end user. In most cases, the Company provides product updates, technical support and services agreements directly to distributors and the distributors provide support to the end customer. Revenue from sales to distributors is recorded at the amounts charged to the distributor and in the same manner as product, product updates, technical support and services sales sold through the Company’s direct sales force. Amounts received in advance of revenue recognition are classified as deferred revenue.

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

Income Taxes. Income taxes are accounted for in accordance with ASC 740. The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Under ASC 740, deferred tax assets and liabilities reflect the differences between the carrying value under GAAP and the tax basis of assets and liabilities using enacted statutory tax rates in effect for the period in which the differences are expected to reverse. Judgments and estimates are required in the calculation of the deferred tax assets, valuation allowance, research and development tax credits, and foreign tax credits.

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and guidance in order to properly record any uncertain tax positions.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

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

Earnings per Share. The Company accounts for earnings per share, or EPS, in accordance with ASC 260 Earnings per Share, or ASC 260. ASC 260 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (as codified in ASC 260) is effective for fiscal years beginning after December 15, 2008. The Company applied the provisions of FSP EITF 03-6-1 in fiscal 2010. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

Stock-Based Compensation. The Company accounts for stock-based compensation given to employees in accordance with ASC 718 Compensation—Stock Compensation, or ASC 718. ASC 718 requires all share-based payments and nonvested shares (restricted stock) issued to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification (Accounting Standards Update, or ASU, 2009-01), or the Codification, as the single source of authoritative non-government GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, or SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company adopted the Codification on July 1, 2009, which impacts the Company’s financial statements as all future references to authoritative accounting literature have been referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (as codified in ASC 260 “Earnings per Share”), or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company applied the provisions of FSP EITF 03-6-1 in fiscal 2010. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

In October 2009, the FASB issued Accounting Standards Update 2009-13 Multiple Deliverable Revenue Arrangements, or ASU 2009-13 which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”) and EITF Issue No. 09-3, “Applicability of AICPA Statement 97-2 to Certain Arrangements That Include Software Elements” (included in ASC 985 “Software”). ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-13 also amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. ASU 2009-13 will be effective for the Company beginning April 1, 2011. Early adoption is permitted. The Company has not adopted ASU 2009-13, nor has it determined the impact that the adoption will have on its results of operations or financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events” (as codified in ASC 855 “Subsequent Events”), or SFAS No. 165, to be effective for interim or annual financial periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note 19, Subsequent Events, for the related disclosures. The Company’s adoption of ASC 855 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2. Stock-Based Compensation

In September 2009, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan, or the 2010 Plan, in response to the pending expiration of the Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2010 Plan provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors. Subject to specified adjustments, the number of shares initially set aside and reserved for issuance under the 2010 Plan is 2,150,000 shares, which approximates the number of shares available for issuance under the 2000 Plan as of January 1, 2010, the effective date of the 2010 Plan. The Board approved a resolution to make no further grants for options or stock awards under the 2000 Plan upon approval of the 2010 Plan.

The number of shares available for issuance under the 2010 Plan will automatically increase from time to time by a number equal to (i) in the event any outstanding stock option granted under the 2000 Plan should for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the number of shares that are not acquired under such stock option and (ii) in the event stock that has been issued to a participant under the 2000 Plan pursuant to restricted or unrestricted stock awards is subsequently forfeited or acquired by the Company as a result of a failure to vest or satisfy any other contingency, the number of such shares. The maximum aggregate number of additional shares that may become available for issuance in these situations is 2,000,000 shares, subject to specified adjustments.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

The number of shares available for issuance under the 2010 Plan will automatically increase on the first trading day of each calendar year, beginning with 2011 and continuing through the term of the 2010 Plan, by an amount equal to the lesser of (i) three percent (3%) of the shares of the Company’s common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board; provided, however, that in no event shall any such annual increase exceed 1,000,000 shares. This provision, commonly referred to as an “evergreen” provision, is similar to the provision in the 2000 Plan.

Options granted pursuant to the 2010 Plan will be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable option agreement, but no option may be granted for a term in excess of 10 years. The terms and conditions of any restricted stock awards granted under the 2010 Plan, including the conditions for repurchase or forfeiture and the issue price, if any, will be determined by the Board. The Board also has the right to grant other stock awards pursuant to the 2010 Plan having such terms and conditions as the Board may determine, including the grant of fully vested shares, the grant of securities convertible into shares of the Company’s common stock and the grant of stock appreciation rights.

ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate of 10% will be recognized in the period that they become known. The Company does not apply a forfeiture rate to the options granted to certain key executives or directors. The Company has concluded that historically certain key executives and directors will perform the requisite service to vest in the award.

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2010, 2009, and 2008, excess tax benefits from the exercise of stock options were $51,000, $49,000, and $29,000, respectively.

A summary of the total stock-based compensation expense for fiscal 2010, 2009, and 2008 is as follows:

	2010	2009	2008
	(in thousands)
Restricted stock	$941	$917	$611
ESPP shares	490	444	446
Stock options	128	172	482

Total stock-based compensation	$1,559	$1,533	$1,539

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

A summary of the total nonvested stock-based deferred compensation at March 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Restricted stock	$1,178	$1,633
Stock options	916	—
ESPP shares	139	181

Total nonvested stock-based compensation	$2,233	$1,814

The deferred compensation associated with the nonvested restricted stock, stock options and ESPP shares at March 31, 2010 are expected to be recognized over a weighted average period of 1 year, 2 years, and 4 months, respectively.

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for fiscal 2010, 2009, and 2008 is as follows:

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,556,723	$10.89	—	$13,569	$7.62
Granted	275,000	$9.79	—	$1,719	$4.17
Exercised	(277,110)	$9.82	—	$1,112	$6.80
Forfeited or expired	(60,531)	$12.11	—	$248	$8.53

Outstanding at end of period	2,494,082	$10.86	2.82	$13,314	$7.31

Exercisable at end of period	2,219,082	$10.99	2.00	$11,596	$7.70
Nonvested at end of period	275,000	$9.79	9.44	$1,719	$4.17
Nonvested expected to be exercised	247,500	$9.79	9.44	$1,567	$4.17

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,720,121	$10.79	—	$1,473	$7.56
Granted	—	—	—	—	—
Exercised	(92,648)	$6.95	—	$459	$4.88
Forfeited or expired	(70,750)	$12.45	—	$3	$8.90

Outstanding at end of period	2,556,723	$10.89	2.94	$1,283	$7.62

Exercisable at end of period	2,556,723	$10.89	2.94	$1,283	$7.62

Nonvested at end of period	—	$—	—	$—	$—

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

	2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,841,065	$10.37	—	$1,405	$7.51
Granted	—	—	—	—	—
Exercised	(59,975)	$6.08	—	$256	$4.23
Forfeited or expired	(60,969)	$12.37	—	—	$8.65

Outstanding at end of period	2,720,121	$10.79	3.92	$1,256	$7.56

Exercisable at end of period	2,643,020	$10.85	3.85	$1,256	$7.61

Nonvested at end of period	77,101	$9.01	6.35	—	$6.01

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following; the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is calculated based upon the simplified method set out in ASC 718—Compensation—Stock Compensation. The Company uses the simplified method to determine the estimated option term because it lacks sufficient historical share option exercise data. To determine expected volatility, the Company analyzes the historical volatility of its stock over the expected term of the option.

The Company granted 275,000 stock options during fiscal 2010. The Company did not grant any stock options during fiscal 2009 or fiscal 2008. No stock options vested during fiscal 2010. The weighted average assumptions used to determine the grant-date fair value for stock options for fiscal 2010 are as follows:

2010
Risk-free interest rate	3.07%
Expected dividend yield	3.68%
Expected life	7 years
Volatility factor	58%

During fiscal 2010, 2009, and 2008, the Company received proceeds of approximately $2.7 million, $644,000, and $365,000, respectively, and issued 277,110, 92,648, and 59,972 shares of common stock, respectively, pursuant to employee exercises of stock options.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

A summary of the restricted stock grants is as follows:

	2010
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	235,562	$10.66
Granted	55,856	$12.01
Vested	(87,872)	$11.31
Forfeited	(19,749)	$9.64

Nonvested at end of period	183,797	$10.87

Nonvested expected to vest	168,878	$10.87

	2009
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	213,177	$11.07
Granted	87,070	$10.27
Vested	(61,370)	$11.55
Forfeited	(3,315)	$10.85

Nonvested at end of period	235,562	$10.66

	2008
	Restricted Stock Grants	Weighted Average Grant Fair Value
Nonvested at beginning of period	127,213	$12.14
Granted	108,190	$9.86
Vested	(21,586)	$11.16
Forfeited	(640)	$14.41

Nonvested at end of period	213,177	$11.07

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 3,070,000 shares of its common stock. On September 14, 2009, the stockholders voted to increase the number of shares authorized for issuance under the ESPP from 820,000 shares to 3,070,000 shares, effective February 1, 2010. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the 6 months prior to the first day of the plan period.

A total of 170,271, 150,712, and 120,295 shares of the Company’s common stock were issued under the ESPP in fiscal 2010, 2009, and 2008, respectively. The issuance of the common stock resulted in proceeds to the Company of $1.3 million, $1.1 million, and $989,000, respectively.

The weighted average assumptions to determine the value for ESPP shares for fiscal 2010, 2009, and 2008 are as follows:

	Plan Period Starting February 2010	Plan Period Starting August 2009	Plan Period Starting February 2009	Plan Period Starting August 2008	Plan Period Starting February 2008	Plan Period Starting August 2007
Risk-free interest rate	0.17%	0.28%	0.39%	1.88%	2.15%	4.96%
Expected dividend yield	2.95%	3.70%	0.00%	0.00%	0.00%	0.00%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	41%	70%	88%	42%	60%	49%

3. Cash, Cash Equivalents, and Marketable Securities

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities, at March 31, 2010 and 2009:

	Total Fair Value At March 31, 2010	Fair Value Measurement at March 31, 2010 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

	Total Fair Value At March 31, 2009	Fair Value Measurement at March 31, 2009 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$11,759	$11,759	$—	$—
Money market funds	79,231	79,231	—	—
Corporate note	999	—	999	—

Total	$91,989	$90,990	$999	$—

At March 31, 2010 and 2009, the Company grouped money market funds using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. At March 31, 2009, the Company grouped the corporate note using a Level 2 valuation because it used quoted prices in active markets

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

for similar assets to determine the fair value. Also, as of March 31, 2010 and 2009, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. All money market funds were classified as cash and cash equivalents at March 31, 2010 and 2009. The Company did not group any financial assets using a Level 2 or Level 3 valuation at March 31, 2010.

As of March 31, 2010 the Company did not have any marketable securities. The following table summarizes the composition of the Company’s marketable securities at March 31, 2009:

	March 31, 2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Classification on Balance Sheet
					Short-Term Investments	Long-Term Investments
Corporate note	$999	$—	$—	$999	$999	$—

Total marketable securities	$999	$—	$—	$999	$999	$—

4. Acquisition of Specified Assets of Network Physics, Inc.

On October 19, 2007, the Company completed the acquisition of specified assets of Network Physics, Inc. (Network Physics). Pursuant to the asset purchase agreement, the purchase price totaled $10.0 million and was paid in cash from the Company’s working capital. The Company accounted for the asset acquisition as the purchase of productive assets and followed the guidance in ASC 805 to perform the purchase price allocation. The Company expensed $720,000 in transaction-related professional services costs during fiscal 2008 in connection with the asset acquisition. The Company has conducted a review and analysis of the purchase price. A summary of the assets acquired follows:

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

The Company’s purchase of specified assets of Network Physics constituted the acquisition of productive assets and not the acquisition of a business under ASC 805.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2010
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$13,275	$8,596	$4,679
Customer relationships	724	545	179
Acquired workforce asset	837	586	251

Total	$14,836	$9,727	$5,109

	March 31, 2009
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$12,374	$6,896	$5,478
Customer relationships	724	411	313
Acquired workforce asset	837	435	402

Total	$13,935	$7,742	$6,193

Acquired and purchased intangible assets resulted in amortization expense for fiscal 2010, 2009 and 2008 of $2.0 million, $2.4 million, and $1.7 million, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the consolidated statements of operations. Amortization expense from the acquired workforce asset is included in research and development expenses in the consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated depreciation basis over their expected useful lives of four and one-half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $1.9 million in fiscal 2011 and fiscal 2012, $1.0 million in fiscal 2013, $180,000 in fiscal 2014, and $45,000 in fiscal 2015.

Goodwill is primarily derived from the Company’s acquisitions of Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company has made no adjustment to goodwill since recording goodwill in fiscal 2001.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

6. Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Computer equipment	$11,389	$9,708
Leasehold improvements	10,038	9,977
Construction in progress	—	30
Purchased software	4,331	4,159
Office furniture and equipment	1,770	1,758

Total	27,528	25,632
Less: accumulated depreciation	(14,283)	(11,648)

Property and equipment, net	$13,245	$13,984

Depreciation expense for fiscal 2010, 2009, and 2008 was $3.4 million, $3.1 million, and $2.4 million, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Accrued compensation and bonuses	$6,867	$6,504
Accrued accounting and tax services	500	692
Accrued inventory	815	997
Other	2,750	3,368

Total	$10,932	$11,561

8. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2010, 2009, and 2008, were as follows:

	2010	2009	2008
	(in thousands)
Current provision:
Federal	$1,832	$2,164	$115
State	544	744	13
Foreign	166	451	382

Total current provision	2,542	3,359	510

Deferred benefit:
Federal	(339)	(320)	(748)
State	(58)	(88)	(131)
Foreign	69	(23)	(3)

Total deferred benefit	(328)	(431)	(882)

Total provision (benefit) for income taxes	$2,214	$2,928	$(372)

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

At March 31, 2010 and 2009, the components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,623	$1,544
Deferred revenue	1,183	648
In-process research and development	119	138
Deferred rent	978	1,114
Research and development tax credit carryforward	1,224	1,188
Accelerated book amortization of acquired technology	1,901	1,463
Bad debt reserve	129	275
Federal net operating loss carryforward	12,887	12,941
Foreign net operating loss carryforward	7	82
Deferred stock based compensation	831	864
Other temporary differences	25	17

Gross deferred tax assets	20,907	20,274
Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	7,618	6,985

Deferred tax liabilities:
Tax amortization of goodwill	(2,522)	(2,241)
Accelerated depreciation	(335)	(249)
Tax accounting for unbilled accounts receivable	(1,053)	(1,065)

Total deferred tax liabilities	(3,910)	(3,555)

Net deferred tax asset	$3,708	$3,430

ASC 740 requires that the Company assess the realizability of deferred tax assets at the end of each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, the Company has established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. The Company believes that it is more likely than not that the remaining net deferred tax asset of $3.7 million will be realized, based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

The provision for income taxes for fiscal 2010, 2009, and 2008 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2010	2009	2008
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	4.8	4.7	(7.0)
Nondeductible meals and entertainment	0.7	0.6	38.0
Nondeductible fines and penalties	0.4	—	3.6
Nondeductible expenses—other	—	0.1	4.3
Nondeductible stock compensation	2.1	2.0	93.9
Section 199 deduction	(2.2)	(2.4)	(10.2)
Tax credits	(10.7)	(7.1)	(209.3)
Provision to return true-ups (permanent items)	(1.5)	3.5	148.9
Foreign tax expense	0.8	2.4	(173.6)
Tax exempt income	—	—	(234.0)
Changes in carrying rate of deferreds	0.2	—	8.2
Other	0.1	1.2	13.0
Uncertain tax positions	(0.3)	(0.4)	45.2
Foreign tax rate differential	(0.9)	(0.4)	14.5

Effective tax rate	27.5%	38.2%	(230.5)%

For fiscal 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, differential in the United States and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in the Company’s effective tax rate in fiscal 2010 from fiscal 2009 was primarily due to an increase in tax credits and a decrease in foreign tax expense. The increase in the Company’s effective tax rate in fiscal 2009 from fiscal 2008 was primarily due to the increase in its book income which diluted the impact of permanent differences as compared to the same periods in the prior fiscal year.

At March 31, 2010, the Company had a United States federal research and development tax credit carryforward of approximately $1.2 million and net operating loss carryforwards of approximately $37.9 million, which will expire in the years 2019 through 2024. At March 31, 2010, the Company’s Singapore subsidiary had a foreign net operating loss carryforward of $43,000. The foreign net operating loss can be carried forward indefinitely under local tax legislation.

As part of the Altaworks Corporation acquisition, the Company received a federal net operating loss carryforward of approximately $38.8 million and a research and development credit carryforward of approximately $1.2 million. The related deferred tax assets at March 31, 2010 total $14.1 million. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not that a portion of the assets will not be realized and has placed a valuation allowance of $13.3 million against that portion.

At March 31, 2010, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $2.9 million, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2010, the gross unrecognized benefit related to uncertain tax positions was $786,000, $761,000 of which would favorably affect the effective income tax rate in future periods. The total amount of gross unrecognized tax benefits related to uncertain tax benefits as of April 1, 2009 was $804,000. Of this total, $775,000 represents the amount of unrecognized tax benefits (net of federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010, 2009, and 2008 follows:

	2010	2009	2008
	(in thousands)
Beginning balance	$804	$838	$810
Gross decreases – tax positions in prior period	45	—	(80)
Gross increases – current period tax positions	150	139	79
Settlements	(19)	—	—
Lapse of statute of limitations	(197)	(159)	—
Foreign currency translation adjustment	3	(14)	29

Ending balance	$786	$804	$838

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY06 – FY09
Belgium	FY07 – FY09
France	FY06 – FY09
Germany	FY05 – FY09
Singapore	FY08 – FY09
United Kingdom	FY08 – FY09
United States	FY07 – FY09
Maryland	FY06 – FY09

The Company’s continuing practice is to recognize interest, if any, related to income tax matters in interest expense in its consolidated statements of operations and penalties as part of general and administrative expense in its consolidated statements of operations. During fiscal 2010, the Company recognized $6,000 in potential interest expense associated with uncertain tax positions and reversed $13,000 associated with potential claims now barred by the statute of limitations. During fiscal 2009, the Company recognized $4,000 in potential interest expense associated with uncertain tax positions and reversed $17,000 associated with potential claims now barred by the statute of limitations. During fiscal 2008, the Company recognized $6,000 in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2010 was $7,000 and $26,000, respectively.

The Company believes it is reasonably possible that significant changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes and lapse of statute of limitations. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $340,000 in the next twelve months.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

The Company is currently under an income tax audit in Germany for fiscal 2005 through 2007 and in the United States for fiscal 2007.

9. Commitments and Contingencies

The Company’s corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2011, exclusive of renewal options. The lease provides for two five-year renewal options. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $853,000 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements. The lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. The lease provides for one five-year renewal option. The rent is subject to escalation based upon a consumer price index adjustment of up to 3% each year. The lease also requires the Company to maintain a security deposit of approximately $69,000 in the form of a bank letter of credit, as discussed in Note 10, which is subject to annual reductions based upon meeting certain minimum financial requirements.

In addition, the Company leases additional office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the consumer price index. Total rent expense under all leases for fiscal 2010, 2009, and 2008 was $5.1 million, $5.0 million, and $4.5 million, respectively. At March 31, 2010, future minimum lease payments required under non-cancelable leases were as follows:

(in thousands)
Year ending March 31,
2011	$4,913
2012	2,136
2013	1,959
2014	1,690
2015	1,735
Thereafter	7,488

Total minimum lease payments	$19,921

The Company accounts for guarantees in accordance with ASC 460 Guarantees, or ASC 460. ASC 460 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2010, the Company has not recorded any liabilities related to these indemnifications.

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

10. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2010, the lender under the credit facility had issued letters of credit in favor of the beneficiaries under a number of the Company’s operating leases in the aggregate amount of $1.1 million. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by the Company’s accounts receivable. Effective March 31, 2009, the Company elected to eliminate any borrowing capacity under the credit facility in excess of its existing outstanding letters of credit.

11. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan, covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary and extra contributions. Employee contributions and extra contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2010, 2009, and 2008 was $1.1 million, $1.4 million, and $1.3 million, respectively.

12. Earnings per Share

On April 1, 2009, the Company adopted FSP EITF 03-6-1 (as codified in ASC 260). This FSP addresses whether awards granted in share-based transactions are participating securities prior to vesting and therefore need to be included in the earning allocation in computing earnings per share using the two-class method under ASC 260. FSP EITF 03-6-1 requires nonvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The Company’s participating securities include nonvested restricted stock. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2010, 2009, and 2008:

	2010	2009	2008
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$5,823	$4,732	$533
Dividends paid on nonvested restricted stock	(72)	—	—
Undistributed earnings attributable to nonvested restricted stock	—	(44)	(4)

Net income available to common stockholders excluding nonvested restricted stock	$5,751	$4,688	$529

Shares (denominator):
Weighted average common shares outstanding – basic	20,529,036	20,296,165	20,342,426
Effect of other dilutive securities – options	261,438	237,212	253,542

Weighted average diluted shares outstanding	20,790,474	20,533,377	20,595,968

Net income per common share:
Basic	$0.28	$0.23	$0.03
Diluted	$0.28	$0.23	$0.03

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. Options for the purchase of 1,036,800, 1,745,390 and 1,826,054 common shares were excluded from the weighted average diluted shares outstanding for fiscal 2010, 2009, and 2008, respectively, because their effect was anti-dilutive.

13. Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $2.3 million, $955,000, and $5.0 million to purchase 186,550, 75,724, and 521,849 shares during fiscal 2010, 2009, and 2008, respectively, at an average price of $12.27, $12.61, and $9.61.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the year are included in these totals.

As of March 31, 2010, the Company had repurchased 1,297,961 shares of common stock under the stock repurchase program.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Dividend

The Company did not declare or pay any dividends in fiscal 2008 or 2009. The following table summarizes the Company’s quarterly cash dividend payments for fiscal 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09
January 27, 2010	March 15, 2010	March 30, 2010	$0.09

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

14. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2010, 2009, and 2008, net of tax, are as follows:

	2010	2009	2008
Net income	$5,823	$4,732	$533
Foreign currency translation adjustments	172	(1,712)	147
Net unrealized gains (losses) on marketable securities	—	381	(381)

Total comprehensive income	$5,995	$3,401	$299

The balance of accumulated other comprehensive loss was $999,000 and $1.2 million at March 31, 2010 and 2009, respectively. The balances were comprised entirely of foreign currency translation adjustments.

15. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. For the years ended March 31, 2010, 2009, and 2008, revenue from transactions with United States government agencies was approximately 39.9%, 35.3%, and 40.7% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2010, 2009, or 2008. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2010, 2009, and 2008.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Revenue by geographic destination and as a percentage of total revenue for fiscal 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Geographic Area by Destination
United States	$97,955	$96,896	$80,840
International	28,392	25,983	20,506

	$126,347	$122,879	$101,346

Geographic Area by Destination
United States	77.5%	78.9%	79.8%
International	22.5	21.1	20.2

	100.0%	100.0%	100.0%

16. Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
Accounts receivable reserve account:
Year ended March 31, 2010	$713	$297	$(674)	$336
Year ended March 31, 2009	$154	$646	$(87)	$713
Year ended March 31, 2008	$133	$96	$(75)	$154

Deferred tax valuation account:
Year ended March 31, 2010	$13,289	$—	$—	$13,289
Year ended March 31, 2009	$13,289	$—	$—	$13,289
Year ended March 31, 2008	$13,289	$—	$—	$13,289

(1)	Deductions represent write-offs of accounts receivable previously reserved and adjustments to reflect accounts receivable at net realizable value.

17. Quarterly Financial Data (Unaudited)

Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$27,727	$30,628	$33,555	$34,437
Gross profit	19,927	22,876	25,482	26,057
(Loss) income from operations	(624)	2,203	3,430	3,098
Net (loss) income	(359)	1,533	2,340	2,309
Basic net (loss) income per common share	$(0.02)	$0.07	$0.11	$0.12
Diluted net (loss) income per common share	$(0.02)	$0.07	$0.11	$0.12
Basic weighted average common shares outstanding	20,439	20,520	20,536	20,622
Diluted weighted average common shares outstanding	20,439	20,718	20,818	21,153

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010, 2009, and 2008

Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$30,094	$32,358	$31,515	$28,912
Gross profit	22,238	24,527	23,630	21,200
Income (loss) from operations	945	3,121	2,832	(484)
Net income (loss)	807	2,034	1,962	(71)
Basic net income (loss) per common share	$0.04	$0.10	$0.10	$(0.01)
Diluted net income (loss) per common share	$0.04	$0.10	$0.09	$(0.00)
Basic weighted average common shares outstanding	20,209	20,278	20,315	20,384
Diluted weighted average common shares outstanding	20,409	20,618	20,656	20,384

18. Interest and Other (Expense) Income, Net

The components of interest and other (expense) income, net, for fiscal 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Interest income	$52	$1,004	$3,646
Interest expense	(4)	(25)	(30)
Other income	—	267	—
Other expense	(118)	—	(37)

Interest and other (expense) income, net	$(70)	$1,246	$3,579

19. Subsequent Event

On May 5, 2010, the Board approved a quarterly cash dividend in the amount of $0.10 per share, which will be paid on June 30, 2010 to stockholders of record as of the close of business on June 15, 2010. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.1+	2000 Employee Stock Purchase Plan, as Restated	Incorporated by reference from exhibit B to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

10.2+	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3+	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.4+	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.5+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.6+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.7	Office Lease Agreement, dated May 2000, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.8	Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.

Exhibit Number	Description	Source
10.9	Office Lease Agreement, dated December 2006 between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.10+	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001.

10.11	Loan Modification Agreement, dated June 4, 2008, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.12+	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 1, 2010.

10.13+	Form of Stock Option Agreement	Incorporated by reference from exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 23, 2004.

10.14+	2010 Stock Incentive Plan	Incorporated by reference from exhibit A to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

21*	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

23*	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Annual Report on Form 10-K.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	Filed herewith.
+	Indicates management contract or compensatory plan.