Form 10-Q
period 2010-06-30
OPNET TECHNOLOGIES INC
filed 2010-08-06
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding on August 2, 2010 was 21,480,319.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,971	$104,681
Marketable securities	23,588	—
Accounts receivable, net of $322 and $336 in allowance for doubtful accounts at June 30 and March 31, 2010, respectively	22,915	28,015
Unbilled accounts receivable	2,579	4,765
Inventory	876	872
Deferred income taxes, prepaid expenses and other current assets	3,753	2,816

	141,682	141,149

Property and equipment, net	13,092	13,245
Intangible assets, net	4,625	5,109
Goodwill	14,639	14,639
Deferred income taxes and other assets	3,772	4,210

Total assets	$177,810	$178,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$987	$1,405
Accrued liabilities	9,602	10,932
Other income taxes	419	498
Deferred rent	353	432
Deferred revenue	36,899	38,425

Total current liabilities	48,260	51,692

Accrued liabilities	69	145
Deferred rent	2,099	2,138
Deferred revenue	3,541	4,946
Other income taxes	650	755

Total liabilities	54,619	59,676

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 28,854,818 and 28,386,958 shares issued at June 30 and March 31, 2010, respectively; 21,390,185 and 20,955,452 shares outstanding at June 30 and March 31, 2010, respectively	29	28
Additional paid-in capital	105,253	99,229
Retained earnings	37,132	37,920
Accumulated other comprehensive loss	(1,198)	(999)
Treasury stock, at cost—7,464,633 and 7,431,506 shares at June 30 and March 31, 2010, respectively	(18,025)	(17,502)

Total stockholders’ equity	123,191	118,676

Total liabilities and stockholders’ equity	$177,810	$178,352

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue:
Product	$12,972	$8,914
Product updates, technical support and services	12,322	11,300
Professional services	5,791	7,513

Total revenue	31,085	27,727

Cost of revenue:
Product	1,292	1,106
Product updates, technical support and services	1,288	1,227
Professional services	4,302	5,031
Amortization of acquired technology and customer relationships	459	436

Total cost of revenue	7,341	7,800

Gross profit	23,744	19,927

Operating expenses:
Research and development	8,063	7,886
Sales and marketing	10,450	10,303
General and administrative	2,923	2,362

Total operating expenses	21,436	20,551

Income (loss) from operations	2,308	(624)
Interest and other (expense) income, net	(30)	68

Income (loss) before provision for income taxes	2,278	(556)
Provision (benefit) for income taxes	939	(197)

Net income (loss)	$1,339	$(359)

Basic net income (loss) per common share	$0.06	$(0.02)

Diluted net income (loss) per common share	$0.06	$(0.02)

Basic weighted average common shares outstanding	20,926	20,439

Diluted weighted average common shares outstanding	21,562	20,439

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,339	$(359)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,347	1,304
Provision for losses on accounts receivable	62	(174)
Deferred income taxes	(64)	19
Non-cash stock-based compensation expense	402	427
Non-cash accretion of market discount on marketable securities	—	(1)
Loss on disposition of fixed assets	2	—
Changes in assets and liabilities:
Accounts receivable	7,235	1,584
Inventory	155	(94)
Prepaid expenses and other current assets	(560)	(305)
Other assets	(114)	(586)
Accounts payable	(340)	634
Accrued liabilities	(1,478)	(975)
Accrued income taxes	689	(195)
Deferred revenue	(2,931)	62
Deferred rent	(118)	(78)
Excess tax benefit from exercise of stock options	(130)	—

Net cash provided by operating activities	5,496	1,263

Cash flows from investing activities:
Purchase of property and equipment	(879)	(564)
Purchase of investments	(23,588)	—

Net cash used in investing activities	(24,467)	(564)

Cash flows from financing activities:
Acquisition of treasury stock	(523)	(56)
Proceeds from exercise of common stock options	4,987	119
Excess tax benefit from exercise of stock options	130	—
Payment of dividend to stockholders	(2,127)	(1,860)

Net cash provided by (used in) financing activities	2,467	(1,797)

Effect of exchange rate changes on cash and cash equivalents	(206)	564

Net decrease in cash and cash equivalents	(16,710)	(534)
Cash and cash equivalents, beginning of period	104,681	90,990

Cash and cash equivalents, end of period	$87,971	$90,456

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of software products and related services for managing applications and networks. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries with offices in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Singapore; (2) an office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; and Nashua, New Hampshire.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC. The March 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2010 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Cash paid during the period:
Income tax payments	$221	$9
Non-cash financing and investing activities:
Restricted stock issued	$454	$114
Accrued liability for the purchase of property and equipment	$63	$35

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for an overview of the impact of accounting pronouncements adopted in the current fiscal year.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force, or EITF, Issue No. 09-3, “Applicability of AICPA Statement 97-2 to Certain Arrangements That Include Software Elements” (included in ASC 985 “Software”) and Accounting Standards Update, or ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-13 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 also amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. ASU 2009-13 will be effective for the Company beginning April 1, 2011. Early adoption is permitted. The Company has not adopted ASU 2009-13, nor has it determined the impact that the adoption will have on its results of operations or financial condition.

4.	Stock-Based Compensation

In September 2009, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan, or the 2010 Plan, in response to the pending expiration of the Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2010 Plan provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors. Subject to specified adjustments, the number of shares initially set aside and reserved for issuance under the 2010 Plan is 2,150,000 shares, which approximates the number of shares available for issuance under the 2000 Plan as of January 1, 2010, the effective date of the 2010 Plan. The Company’s Board of Directors, or the Board, approved a resolution to make no further grants for options or stock awards under the 2000 Plan upon approval of the 2010 Plan.

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

ASC 718, “Stock Compensation,” requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended June 30, 2010 excess tax benefits from the exercise of stock options were $130,000. There were no excess tax benefits from the exercise of stock options for the three months ended June 30, 2009.

A summary of the total stock-based compensation expense for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Restricted stock	$246	$263
Employee Stock Purchase Plan shares	105	164
Stock options	51	—

Total stock-based compensation	$402	$427

A summary of the total nonvested stock-based deferred compensation at June 30, 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009
	(in thousands)
Restricted stock	$1,396	$1,485
Stock options	865	—
Employee Stock Purchase Plan shares	35	51

Total nonvested stock-based compensation	$2,296	$1,536

The deferred compensation related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares at June 30, 2010 is expected to be recognized over a weighted average period of 1 year, 3 years, and 1 month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$10,364	$7.31
Granted	—	$—	—	$—	$—
Exercised	(437,320)	$11.40	—	$1,871	$8.47
Forfeited or expired	(3,850)	$19.50	—	$—	$13.30

Outstanding at end of period	2,052,912	$10.72	2.89	$8,884	$7.05

Exercisable at end of period	1,777,912	$10.87	1.92	$7,509	$7.50
Nonvested at end of period	275,000	$9.79	9.19	$1,375	$4.17
Nonvested expected to be exercised	247,500	$9.79	9.20	$1,213	$4.17

	Three Months Ended June 30, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89	—	$1,885	$7.62
Granted	—	$—	—	$—	$—
Exercised	(18,813)	$6.32	—	$36	$4.43
Forfeited or expired	(19,306)	$12.38	—	$2	$8.60

Outstanding at end of period	2,518,604	$10.91	2.69	$1,824	$7.64

Exercisable at end of period	2,518,604	$10.91	2.69	$1,824	$7.64
Nonvested at end of period	—	$—	—	$—	$—

During the three months ended June 30, 2010 and 2009, no stock options vested or were granted.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following; the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is calculated based upon the simplified method set out in ASC 718. The Company uses the simplified method to determine the estimated option term because it lacks sufficient historical share option exercise data. To determine expected volatility, the Company analyzes the historical volatility of its stock over the expected term of the option.

During the three months ended June 30, 2010 and 2009, respectively, the Company received proceeds of approximately $5.0 million and $119,000 and issued 437,320 and 18,813 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	183,797	$10.87	235,562	$10.66
Granted	30,829	$16.22	12,141	$9.88
Vested	(32,841)	$10.90	(16,141)	$11.17
Forfeited	(289)	$13.30	(7,630)	$9.09

Nonvested at end of period	181,496	$11.76	223,932	$10.63

Nonvested expected to vest	166,605	$11.76

ESPP

The ESPP provides all eligible employees the ability to collectively purchase up to a total of 3,070,000 shares of the Company’s common stock. On September 14, 2009, the stockholders voted to increase the number of shares authorized for issuance under the ESPP from 820,000 shares to 3,070,000 shares, effective February 1, 2010. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

To estimate the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the 6 months prior to the first day of the plan period.

Since the plan period for the Company’s ESPP ends in January and July of each year, no shares of the Company’s common stock were issued under the ESPP in the three months ended June 30, 2010 or 2009.

5.	Marketable Securities

At June 30, 2010, marketable securities consisted of United States Treasury bills and United States Treasury notes with maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at June 30, 2010:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains (Losses)	Market Value
United States government obligations	$23,589	$(1)	$23,588

Total	$23,589	$(1)	$23,588

6.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at June 30 and March 31, 2010:

		Fair Value Measurement at June 30, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$28,428	$28,428	$—	$—
Money market funds	59,543	59,543	—	—
United States government obligations	23,588	23,588	—	—

Total	$111,559	$111,559	$—	$—

		Fair Value Measurement at March 31, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

At June 30 and March 31, 2010, the Company grouped money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30 and March 31, 2010, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not group any financial assets using Level 2 or Level 3 valuations at June 30, 2010.

7.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands, except per share amounts)
Net income (loss) (numerator):
Basic and diluted net income (loss) attributable to common stockholders	$1,339	$(359)
Dividends paid on nonvested restricted stock	(16)	(20)

Net income (loss) available to common stockholders excluding nonvested restricted stock	$1,323	$(379)

Shares (denominator):
Weighted average common shares outstanding—basic	20,926,290	20,438,957
Effect of other dilutive securities—options	635,315	—

Weighted average diluted shares outstanding	21,561,605	20,438,957

Net income (loss) per common share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. Options for the purchase of 107,500 and 1,995,540 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended June 30, 2010 and 2009, respectively, because their effect was anti-dilutive.

8.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $523,000 and $56,000 to purchase 33,127 and 5,908 shares during the three months ended June 30, 2010 and 2009, respectively, at average prices of $15.78 and $9.48 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

As of June 30, 2010, the Company had repurchased 1,331,088 shares of common stock under the stock repurchase program.

Dividend

The following table summarizes the Company’s quarterly cash dividend payments for the three months ended June 30, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 5, 2010	June 15, 2010	June 30, 2010	$0.10

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

9.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 38.5% and 42.6% of total revenue for the three months ended June 30, 2010 and 2009, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2010 or 2009. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three months ended June 30, 2010 or 2009. Substantially all assets were held in the United States at June 30 and March 31, 2010. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Geographic Area:
United States	$23,552	$21,765
International	7,533	5,962

Total revenue	$31,085	$27,727

Geographic Area:
United States	75.8%	78.5%
International	24.2	21.5

Total revenue	100.0%	100.0%

10.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net income (loss)	$1,339	$(359)
Foreign currency translation adjustments	(198)	564
Net unrealized losses on marketable securities	(1)	—

Total comprehensive income	$1,140	$205

Accumulated other comprehensive loss of $1.2 million at June 30, 2010 was comprised of $1.2 million of foreign currency translation adjustments and $1,000 of net unrealized losses on marketable securities. Accumulated other comprehensive loss of $1.0 million at March 31, 2010 was comprised of foreign currency translation adjustments.

11.	Commitments and Contingencies

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007. The Company does not expect this matter to have a material effect on the Company’s financial condition, results of operations, or cash flows.

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (as codified in ASC 460 “Guarantees”). Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of June 30, 2010, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 41.2% and 35.4% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, compensation under the Company’s ESPP, the domestic production activities deduction, and settlement with the Internal Revenue Service, or IRS, on completion of the fiscal 2007 audit. The increase in the Company’s effective tax rate for the three months ended June 30, 2010, as compared to the same period in the prior fiscal year, was largely due to the expiration of the Federal research and development tax credit under IRC section 41 on December 31, 2009, which the Company claimed during the three months ended June 30, 2009 and IRS settlement on completion of the fiscal 2007 audit.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY06 – FY09
Belgium	FY07 – FY09
France	FY06 – FY09
Germany	FY05 – FY09
United Kingdom	FY08 – FY09
Singapore	FY08 – FY09
United States	FY07 – FY09
Maryland	FY06 – FY09

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007. During the current quarter, the IRS completed its examination of the Company’s fiscal 2007 federal tax return. As a result of the IRS settlement, the Company recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

13.	Subsequent Events

On August 4, 2010, the Board approved a quarterly cash dividend in the amount of $0.10 per share, which will be paid on September 29, 2010 to stockholders of record as of the close of business on September 14, 2010. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three months ended June 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission, or SEC, on June 4, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2010. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of software products and related services for managing applications and networks. Our software products address application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States. We also have subsidiaries with offices in Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the three months ended June 30, 2010 and 2009, perpetual licenses represented approximately 89% and 94%, respectively, of product revenue. Substantially all of our product arrangements include both product and product updates, technical support, and services. Product updates, technical support, and services revenue represent fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2010, or Q1 fiscal 2011, as compared to the three months ended March 31, 2010, or Q4 fiscal 2010, we experienced a decrease in total revenue, gross profit, income from operations, and net income. The decrease in our revenue and profitability was primarily the result of a decline in product revenue of $3.2 million. The decline in product revenue was due to a decrease in product bookings from enterprise customers, which we believe was largely the result of the seasonal buying patterns we typically experience in Q1.

During Q1 fiscal 2011 as compared to Q4 fiscal 2010 we experienced a decrease in deferred revenue and an increase in cash flow from operations. The decline in deferred revenue was due to a decrease in product bookings and maintenance renewal bookings, which we believe was largely the result of the seasonal buying patterns we typically experience in Q1. The increase in cash flow from operations from largely the result of strong customer accounts receivable collections.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended		Amount Change	Percentage Change
	June 30, 2010	March 31, 2010
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$31,085	$34,437	$(3,352)	(9.7)%
Total cost of revenue	$7,341	$8,380	$(1,039)	(12.4)%
Gross profit	$23,744	$26,057	$(2,313)	(8.9)%
Gross profit as a percentage of total revenue (gross margin)	76.4%	75.7%
Total operating expenses	$21,436	$22,959	$(1,523)	(6.6)%
Income from operations	$2,308	$3,098	$(790)	(25.5)%
Income from operations as a percentage of total revenue (operating margin)	7.4%	9.0%
Net income	$1,339	$2,309	$(970)	(42.0)%
Diluted net income per common share	$0.06	$0.11	$(0.05)	(45.5)%

Other Operations Data:
Total employees (period end)	579	579	—	—
Total average employees	581	580	1	0.2%
Total consultants (period end)	92	98	(6)	(6.1)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	71	72	(1)	(1.4)%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$111,559	$104,681	$6,878	6.6%
Cash flows provided by operating activities	$5,496	$4,998	$498	10.0%
Total deferred revenue (period end)	$40,440	$43,371	$(2,931)	(6.8)%

Our decrease in total revenue in Q1 fiscal 2011 from Q4 fiscal 2010 was primarily due to a decrease in product revenue of $3.2 million. The sequential decrease in product revenue was primarily the result of a decrease in sales to corporate enterprise customers which we believe was largely the result of the seasonal buying patterns we typically experience in Q1. Total revenue generated from sales to United States government customers decreased by $290,000 during Q1 fiscal 2011 as compared to Q4 fiscal 2010. The sequential decrease in total revenue generated from United States government customers was primarily due to a decline in product revenue generated from defense agencies. The percentage of total revenue from United States government customers increased to 38.5% in Q1 fiscal 2011 from 35.6% in Q4 fiscal 2010.

Our international revenue was $7.5 million and $9.1 million for Q1 fiscal 2011 and Q4 fiscal 2010, respectively. The decrease in international revenue was primarily the result of a decrease in revenue from corporate enterprise and service provider customers which was slightly offset by an increase in sales to international government customers. As a percentage of total revenue, international revenue decreased from 26.3% to 24.2% during Q1 fiscal 2011. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises and service providers accounted for the largest portion of our international revenue during Q1 fiscal 2011. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit decreased $2.3 million, or 8.9%, to $23.7 million for Q1 fiscal 2011 from $26.1 million for Q4 fiscal 2010. The decrease in gross profit was primarily the result of a $3.2 million decrease in product revenue, partially offset by a $1.0 million decrease in the cost of revenue that was largely due to a decrease in costs related to hardware platforms used to deliver our ACE Live software products. Due largely to this decrease in costs related to hardware platforms, our gross margin increased to 76.4% for Q1 fiscal 2011 from 75.7% for Q4 fiscal 2010. Gross margin on product revenue, product updates, technical support and services revenue and professional services revenue for Q1 fiscal 2011 was 90.0%, 89.6%, and 25.7%, respectively. Changes in revenue from product and product updates, technical support and services have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our application performance management products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our application performance management products generally require less consulting time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from products and product updates, technical support and services revenue, as revenue from these sources have substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the profitability of individual consulting engagements. Amortization of technology associated with the purchase and/or acquisition of technology that we may make in future periods may also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our application performance management products. We believe there is more competition in the markets served by our application performance management products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2010, and we plan to continue making modest investments in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2010, we focused on improving the productivity of our sales force and only made modest investments in additional direct sales personnel. We plan to continue this approach during the next several quarters. We anticipate increases in marketing expenditures during fiscal 2011 as compared to fiscal 2010 as a result of our plans to reinstate OPNETWORK, our annual users’ conference. We did not hold OPNETWORK during fiscal 2010 due to travel restrictions many companies had in place as a result of economic conditions. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our application performance management products. While we expect that the absolute dollar amount of sales and marketing expenses will increase in fiscal 2011 as compared to fiscal 2010, our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin decreased to 7.4% during Q1 fiscal 2011 from 9.0% during Q4 fiscal 2010. The decrease was primarily the result of a $3.2 million decrease in product revenue, partially offset by a $1.5 million decrease in operating expenses. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Revenue:
Product	41.8%	32.1%
Product updates, technical support and services	39.6	40.8
Professional services	18.6	27.1

Total revenue	100.0	100.0

Cost of revenue:
Product	4.2	4.0
Product updates, technical support and services	4.1	4.4
Professional services	13.8	18.1
Amortization of acquired technology and customer relationships	1.5	1.6

Total cost of revenue	23.6	28.1

Gross profit	76.4	71.9

Operating expenses:
Research and development	25.9	28.4
Sales and marketing	33.7	37.2
General and administrative	9.4	8.6

Total operating expenses	69.0	74.2

Income (loss) from operations	7.4	(2.3)
Interest and other (expense) income, net	(0.1)	0.2

Income (loss) before provision for income taxes	7.3	(2.1)
Provision (benefit) for income taxes	3.0	(0.8)

Net income (loss)	4.3%	(1.3)%

Revenue

Product Revenue. Product revenue was $13.0 million and $8.9 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of 45.5%. The increase was largely due to an increase in sales to corporate enterprise customers and, to a lesser extent, United States government customers.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $12.3 million and $11.3 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of 9.0%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for the three months ended June 30, 2010, as compared to the same period in fiscal 2010, reflects increases in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $32.5 million and $28.4 million at June 30, 2010 and 2009, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended, June 30
	2010	2009
	(in thousands)
Consulting services revenue	$5,732	$7,382
Training revenue	59	131

Professional services revenue	$5,791	$7,513

Professional services revenue was $5.8 million and $7.5 million for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of 22.9%. Consulting services revenue accounted for 99.0% and 98.3% of professional services revenue for the three months ended June 30, 2010 and 2009, respectively. The decrease in professional services revenue was largely the result of completing two large consulting engagements during fiscal 2010. The percentage of total consulting revenue from United States government customers for the three months ended June 30, 2010 and 2009 was 71.8% and 68.3%, respectively.

International Revenue.

Our international revenue was $7.5 million and $6.0 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of 26.4%. Our international revenue as a percentage of total revenue was 24.2% and 21.5% for the three months ended June 30, 2010 and 2009, respectively. The absolute dollar increase was largely the result of an increase in sales of product to corporate enterprise and international government customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three months ended June 30, 2010 and 2009. Our international revenue is primarily generated in Europe and Japan.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, June 30
	2010	2009
Cost of Revenue:
Product	10.0%	12.4%
Product updates, technical support and services	10.5%	10.9%
Professional services	74.3%	67.0%

Cost of product revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties and, to a lesser extent, media, manuals, and distribution costs. Cost of product updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on product revenue and product updates, technical support and services revenue are substantially higher than gross margins on professional services revenue, due to the low cost of delivering product revenue and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of Product Revenue. Cost of product revenue was $1.3 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase of 16.8% was primarily the result of an increase in costs associated with hardware platforms used to deliver our ACE Live software products. Total hardware platform costs associated with the delivery of our ACE Live software products for the three months ended June 30, 2010 and 2009 was $1.1 million and $855,000, respectively. Gross margin on product revenue increased to 90.0% for the three months ended June 30, 2010, compared to 87.6% for the same period in fiscal 2010.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.3 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively. Gross margin on product updates, technical support and services revenue increased to 89.6% for the three months ended June 30, 2010, from 89.1% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of product updates, technical support and services was $4,000 and $5,000 for the three months ended June 30, 2010 and 2009, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.3 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively. The decrease of 14.5% was primarily the result of a $504,000 decrease in compensation expense and a decrease in travel expenses of $90,000 due to a reduction in staffing levels in response to weaker overall demand for our consulting services. Gross margin on professional services revenue decreased to 25.7% for the three months ended June 30, 2010 from 33.0% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of professional services was $18,000 and $34,000 for the three months ended June 30, 2010 and 2009, respectively. We believe the weaker demand for our consulting services during the three months ended June 30, 2010, as compared to the same period in fiscal 2010, was due to the increase in the proportion of sales of our application performance management products to sales of our other products, as our application performance management products generally require less time to implement.

Operating Expenses

Research and Development. Research and development expenses were $8.1 million and $7.9 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of 2.2%. The increase in research and development expenses for the three months ended June 30, 2010, as compared to the same period in fiscal 2010, was largely due to an increase in compensation expense due to an increase in staffing levels. Stock-based compensation expense allocated to research and development was $170,000 and $173,000 for the three months ended June 30, 2010 and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $10.5 million and $10.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase of 1.4% was largely due to an increase in trade show and travel expenses, partially offset by a decrease in sales commissions. Stock-based compensation expense allocated to sales and marketing was $96,000 and $104,000 for the three months ended June 30, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses were $2.9 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of 23.8%. The increase in general and administrative expenses for the three months ended June 30, 2010, as compared to the same period in fiscal 2010, was primarily the result of a $401,000 increase in professional service fees. The increase in professional service fees included costs associated with outside tax advisors working to address the audit of our fiscal 2007 federal tax returns, which was completed by the Internal Revenue Service, or IRS, in July 2010. Stock-based compensation expense allocated to general and administrative expense was $109,000 and $111,000 for the three months ended June 30, 2010 and 2009, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net, was an expense of $30,000 and income of $68,000 for the three months ended June 30, 2010 and 2009, respectively. The change to net expense for the three months ended June 30, 2010, as compared to the income in the same period in fiscal 2010, was primarily the result of a change in our portfolio holdings to predominately United States government-backed money market funds from a mix of United States government-backed money market funds and investment grade marketable securities and the related decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 41.2% and 35.4% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, compensation under our ESPP, the domestic production activities deduction, and settlement with the IRS on completion of the fiscal 2007 audit. The increase in our effective tax rate for the three months ended June 30, 2010, as compared to the same period in the prior fiscal year, was largely due to the expiration of the Federal research and development tax credit under IRC section 41 on December 31, 2009, which we claimed during the three months ended June 30, 2009 and IRS settlement on completion of the fiscal 2007 audit.

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007. During the current quarter, the IRS completed its examination of our fiscal 2007 federal tax return. As a result of the IRS settlement, we recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of June 30, 2010, we had cash, cash equivalents and marketable securities totaling $111.6 million.

Net cash provided by operating activities was $5.5 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable due to strong accounts receivable collection activities and an increase in net income, which was partially offset by a decrease in deferred revenue.

Net cash used in investing activities was $24.5 million and $564,000 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, we used funds of $23.6 million to purchase marketable securities and funds of $879,000 to purchase property and equipment. For the three months ended June 30, 2009, we did not purchase marketable securities and we used funds of $564,000 to purchase property and equipment.

Net cash provided by financing activities was $2.5 million for the three months ended June 30, 2010. Net cash used in financing activities was $1.8 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we used funds of $2.1 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010. During the three months ended June 30, 2009, we used funds of $1.9 million to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009. We used $523,000 and $56,000 to acquire 33,127 and 5,908 shares of treasury stock during the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010 and 2009, respectively, 7,949 and 5,908 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the three months ended June 30, 2010 and 2009, respectively, we received proceeds of approximately $5.0 million and $119,000 and issued 437,320 and 18,813 shares of common stock, respectively, pursuant to employee and director exercises of stock options. Since the plan period for our ESPP ends in January and July of each year, no shares of our common stock were issued under the ESPP in the three months ended June 30, 2010 or 2009. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2010, excess tax benefits from the exercise of stock options were $130,000. For the three months ended June 30, 2009, there were no excess tax benefits from the exercise of stock options.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under Financial Accounting Standards Board Accounting Standards Codification 740 is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

As of June 30, 2010, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007. We do not expect this matter to have a material effect on our financial condition, results of operations, or cash flows.

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

At June 30, 2010, we had $88.0 million in cash and cash equivalents and $23.6 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2010, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.1 million.

At June 30, 2010, $59.5 million of our $88.0 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30, 2010 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $1.2 million and a loss of $607,000 at June 30, 2010 and 2009, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 24.2% and 21.5% of our total revenue for the three months ended June 30, 2010 and 2009, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the three months ended June 30, 2010 and 2009, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $18,000 and $5,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2010. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 4, 2010, or the Annual Report, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	1,941	$16.97	1,941	700,098
May 1 – 31, 2010	31,186	$15.70	31,186	668,912
June 1 – 30, 2010	—	$—	—	668,912

Total	33,127	$15.78	33,127	668,912

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of June 30, 2010, we had repurchased an aggregate of 1,331,088 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/S/ MEL F. WESLEY
Date: August 6, 2010	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.