Form 10-Q
period 2010-09-30
OPNET TECHNOLOGIES INC
filed 2010-11-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock outstanding on November 2, 2010 was 21,589,046.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$74,733	$104,681
Marketable securities	33,591	—
Accounts receivable, net of $536 and $336 in allowance for doubtful accounts at September 30 and March 31, 2010, respectively	29,302	28,015
Unbilled accounts receivable	2,404	4,765
Inventory	417	872
Deferred income taxes, prepaid expenses and other current assets	3,490	2,816

	143,937	141,149

Property and equipment, net	12,994	13,245
Intangible assets, net	5,649	5,109
Goodwill	15,406	14,639
Deferred income taxes and other assets	4,447	4,210

Total assets	$182,433	$178,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,395	$1,405
Accrued liabilities	10,946	10,932
Other income taxes	302	498
Deferred rent	279	432
Deferred revenue	36,001	38,425

Total current liabilities	48,923	51,692

Accrued liabilities	78	145
Deferred rent	2,070	2,138
Deferred revenue	4,222	4,946
Other income taxes	650	755

Total liabilities	55,943	59,676

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 29,167,226 and 28,386,958 shares issued at September 30 and March 31, 2010, respectively; 21,538,619 and 20,955,452 shares outstanding at September 30 and March 31, 2010, respectively	29	28
Additional paid-in capital	109,554	99,229
Retained earnings	37,917	37,920
Accumulated other comprehensive loss	(604)	(999)
Treasury stock, at cost—7,628,607 and 7,431,506 shares at September 30 and March 31, 2010, respectively	(20,406)	(17,502)

Total stockholders’ equity	126,490	118,676

Total liabilities and stockholders’ equity	$182,433	$178,352

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$17,673	$11,672	$30,645	$20,586
Product updates, technical support and services	13,050	11,653	25,372	22,953
Professional services	5,395	7,303	11,186	14,816

Total revenue	36,118	30,628	67,203	58,355

Cost of revenue:
Product	2,487	1,238	3,779	2,344
Product updates, technical support and services	1,270	1,176	2,558	2,403
Professional services	4,195	4,857	8,497	9,888
Amortization of acquired technology and customer relationships	499	481	958	917

Total cost of revenue	8,451	7,752	15,792	15,552

Gross profit	27,667	22,876	51,411	42,803

Operating expenses:
Research and development	8,578	7,681	16,641	15,567
Sales and marketing	11,402	10,038	21,852	20,341
General and administrative	3,035	2,954	5,958	5,316

Total operating expenses	23,015	20,673	44,451	41,224

Income from operations	4,652	2,203	6,960	1,579
Interest and other (expense) income, net	(1)	(56)	(31)	12

Income before provision for income taxes	4,651	2,147	6,929	1,591
Provision for income taxes	1,735	614	2,675	416

Net income	$2,916	$1,533	$4,254	$1,175

Basic net income per common share	$0.14	$0.07	$0.20	$0.06

Diluted net income per common share	$0.13	$0.07	$0.19	$0.05

Basic weighted average common shares outstanding	21,251	20,535	21,090	20,507

Diluted weighted average common shares outstanding	21,788	20,733	21,675	20,684

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,254	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,774	2,652
Provision for losses on accounts receivable	276	61
Deferred income taxes	(597)	14
Non-cash stock-based compensation expense	791	708
Non-cash accretion of market discount on marketable securities	8	(1)
(Gain)/loss on disposition of fixed assets	(3)	7
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	835	(4,150)
Inventory	499	(319)
Prepaid expenses and other current assets	(25)	(1,191)
Other assets	(470)	(44)
Accounts payable	69	264
Accrued liabilities	160	(119)
Accrued income taxes	1,083	1,099
Deferred revenue	(3,227)	1,760
Deferred rent	(221)	(168)
Excess tax benefit from exercise of stock options	(215)	—

Net cash provided by operating activities	5,991	1,748

Cash flows from investing activities:
Acquisition of business	(2,225)	—
Acquired technology	—	(381)
Purchase of property and equipment	(1,838)	(1,347)
Purchase of investments	(35,622)	—
Proceeds from sale/maturity of investments	2,031	1,000

Net cash used in investing activities	(37,654)	(728)

Cash flows from financing activities:
Acquisition of treasury stock	(2,904)	(155)
Proceeds from exercise of common stock options	7,579	130
Excess tax benefit from exercise of stock options	215	—
Issuance of common stock under employee stock purchase plan	727	625
Payment of dividend to stockholders	(4,257)	(3,729)

Net cash provided by (used in) financing activities	1,360	(3,129)

Effect of exchange rate changes on cash and cash equivalents	355	611

Net decrease in cash and cash equivalents	(29,948)	(1,498)
Cash and cash equivalents, beginning of period	104,681	90,990

Cash and cash equivalents, end of period	$74,733	$89,492

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of software products and related services for information technology service assurance. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries with offices in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Singapore; (2) an office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; and Colorado Springs, Colorado.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010. The March 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2010 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cash paid during the period:
Income tax payments (refunds)	$1,748	$(700)	$1,969	$(691)
Non-cash financing and investing activities:
Restricted stock issued	$152	$90	$606	$204
Accrued liability for the purchase of property and equipment	$34	$16	$34	$51

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and Accounting Standards Update, or ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, which the Company will adopt on April 1, 2011. Early adoption is permitted. The Company has determined that ASU 2009-14 and ASU 2009-13 will not have a material impact on its results of operations or financial condition.

4.	Stock-Based Compensation

In September 2009, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan, or the 2010 Plan, in response to the pending expiration of the Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2010 Plan provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors. Subject to specified adjustments, the number of shares initially set aside and reserved for issuance under the 2010 Plan is 2,150,000 shares, which approximated the number of shares available for issuance under the 2000 Plan as of January 1, 2010, the effective date of the 2010 Plan. The Company’s Board of Directors, or the Board, approved a resolution to make no further grants for options or stock awards under the 2000 Plan upon approval of the 2010 Plan.

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

ASC 718, “Stock Compensation,” requires an entity to recognize an expense within its statement of operations for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. The Company has elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2010 excess tax benefits from the exercise of stock options were $85,000. For the six months ended September 30, 2010, excess tax benefits from the exercise of stock options were $215,000. There were no excess tax benefits from the exercise of stock options for the three or six months ended September 30, 2009.

A summary of the total stock-based compensation expense for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Restricted stock	$231	$178	$477	$441
Employee Stock Purchase Plan shares	106	91	211	255
Stock options	52	12	103	12

Total stock-based compensation	$389	$281	$791	$708

A summary of the total nonvested stock-based deferred compensation at September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2009
	(in thousands)
Restricted stock	$1,318	$1,255
Employee Stock Purchase Plan shares	146	159
Stock options	813	1,019

Total nonvested stock-based compensation	$2,277	$2,433

The deferred compensation related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares at September 30, 2010 is expected to be recognized over a weighted average period of one year, three years, and four months, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,052,912	$10.72	—	$16,812	$7.05
Granted	—	$—	—	$—	$—
Exercised	(233,230)	$11.19	—	$1,420	$7.99
Forfeited or expired	(5,500)	$19.50	—	$—	$13.30

Outstanding at end of period	1,814,182	$10.64	2.81	$15,020	$6.91

Exercisable at end of period	1,539,182	$10.79	1.72	$12,520	$7.40
Nonvested at end of period	275,000	$9.79	8.94	$2,500	$4.17
Nonvested expected to be exercised	247,500	$9.79	8.95	$1,213	$4.17

	Three Months Ended September 30, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,518,604	$10.91	—	$3,414	$7.64
Granted	275,000	$9.79	—	$360	$4.17
Exercised	(2,000)	$5.58	—	$6	$3.96
Forfeited or expired	(17,500)	$10.65	—	$12	$7.49

Outstanding at end of period	2,774,104	$10.80	3.18	$3,751	$7.30

Exercisable at end of period	2,499,104	$10.92	2.44	$3,391	$7.64
Nonvested at end of period	275,000	$9.79	9.94	$360	$4.17

	Six Months Ended September 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$20,081	$7.31
Granted	—	$—	—	$—	$—
Exercised	(670,550)	$11.33	—	$3,291	$8.30
Forfeited or expired	(9,350)	$19.50	—	$—	$13.30

Outstanding at end of period	1,814,182	$10.64	2.81	$15,020	$6.91

Exercisable at end of period	1,539,182	$10.79	1.72	$12,520	$7.40
Nonvested at end of period	275,000	$9.79	8.94	$2,500	$4.17

	Six Months Ended September 30, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89	—	$3,514	$7.62
Granted	275,000	$9.79	—	$360	$4.17
Exercised	(20,813)	$6.25	—	$42	$4.39
Forfeited or expired	(36,806)	$11.56	—	$23	$8.07

Outstanding at end of period	2,774,104	$10.80	3.18	$3,751	$7.30

Exercisable at end of period	2,499,104	$10.92	2.44	$3,391	$7.64
Nonvested at end of period	275,000	$9.79	9.94	$360	$4.17

During the three and six months ended September 30, 2010, no stock options vested or were granted. During the three and six months ended September 30, 2009, no stock options vested and 275,000 stock options were granted.

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

During the three months ended September 30, 2010 and 2009, respectively, the Company received proceeds of approximately $2.6 million and $11,000 and issued 233,230 and 2,000 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2010 and 2009, respectively, the Company received proceeds of approximately $7.6 million and $130,000 and issued 670,550 and 20,813 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	181,496	$11.76	183,797	$10.87
Granted	9,000	$16.87	39,829	$16.37
Vested	(28,493)	$10.92	(61,334)	$10.91
Forfeited	—	$—	(289)	$13.30

Nonvested at end of period	162,003	$12.20	162,003	$12.20

Nonvested expected to vest	148,792	$12.22

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	223,932	$10.63	235,562	$10.66
Granted	9,000	$9.98	21,141	$9.93
Vested	(25,602)	$12.18	(41,743)	$11.79
Forfeited	(5,125)	$10.59	(12,755)	$9.69

Nonvested at end of period	202,205	$10.41	202,205	$10.41

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

To estimate the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the six months prior to the first day of the plan period.

During the six months ended September 30, 2010 and 2009, employees purchased 70,178 and 87,748 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $727,000 and $625,000, respectively.

5.	Acquisition of DSAuditor from Embarcadero Technologies, Inc.

On August 25, 2010, the Company acquired substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., or Embarcadero, a privately held software company headquartered in San Francisco, CA. The Company paid approximately $2.3 million cash to Embarcadero to acquire such assets. An initial payment of $25,000 was made in September 2009, and the remaining purchase price of $2.25 million was made in August 2010. DSAuditor is a software product that provides visibility into database activity and performance. The acquisition contributed key capabilities to the Company’s product portfolio for application performance management.

The DSAuditor product line acquisition was accounted for as a business combination in accordance with the guidance outlined in ASC Topic 805. The operating results associated with the DSAuditor product line from August 25, 2010 to September 30, 2010 and the transaction-related professional services costs have been included in the Company’s consolidated statements of operations for the three and six months ended September 30, 2010. The Company’s consolidated balance sheet as of September 30, 2010 reflects the acquisition of the DSAuditor product line, effective August 25, 2010, the date the Company acquired the DSAuditor product line. The acquisition date fair value of the total consideration transferred was approximately $2.3 million.

The following table summarizes the estimated fair values of the DSAuditor product line acquired and liabilities assumed on the acquisition date:

	At August 25, 2010	Amortization Method	Useful Life
	(in thousands)
Property and equipment, net	$14	Straight-line	1 month – 3 years
Deferred revenue	(79)
Identifiable intangible assets:
Developed technology—DS Auditor	1,458	Straight-line	5 years
Trade names and trademark	47	Straight-line	5 years
Customer relationships	27	Straight-line	5 years
Non-compete agreements	16	Straight-line	1 year

Total identifiable assets	1,483

Goodwill	767

Net assets acquired	$2,250

Intangible Assets

Intangible assets consist primarily of the developed technology associated with the DSAuditor product acquired. The Company determined that estimated acquisition date fair value of the DSAuditor developed technology was approximately $1.5 million. The Company utilized an income approach known as the Relief-From-Royalty Method to value the acquired developed technology assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or sooner if deemed necessary. As of September 30, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

6.	Marketable Securities

At September 30, 2010, marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at September 30, 2010:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$33,583	$8	$33,591

Total	$33,583	$8	$33,591

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at September 30 and March 31, 2010:

		Fair Value Measurement at September 30, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$25,180	$25,180	$—	$—
Money market funds	48,553	48,553	—	—
Unites States government obligations included in cash equivalents	1,000	1,000
United States government obligations included in marketable securities	33,591	33,591	—	—

Total	$108,324	$108,324	$—	$—

		Fair Value Measurement at March 31, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

At September 30 and March 31, 2010, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30 and March 31, 2010, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at September 30, 2010 or March 31, 2010.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$2,916	$1,533	$4,254	$1,175
Dividends paid on nonvested restricted stock	(15)	(18)	(31)	(39)
Undistributed earnings attributable to nonvested restricted stock	(6)	—	—	—

Net income available to common stockholders excluding nonvested restricted stock	$2,895	$1,515	$4,223	$1,136

Shares (denominator):
Weighted average common shares outstanding—basic	21,251,009	20,535,410	21,089,537	20,507,112
Effect of other dilutive securities—options	536,696	197,690	584,996	177,204

Weighted average diluted shares outstanding	21,787,705	20,733,100	21,674,533	20,684,316

Net income per common share:
Basic	$0.14	$0.07	$0.20	$0.06
Diluted	$0.13	$0.07	$0.19	$0.05

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. Options for the purchase of 102,000 and 1,795,901 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended September 30, 2010 and 2009, respectively, because their effect was anti-dilutive. Options for the purchase of 102,000 and 1,763,200 common shares were excluded from the weighted average diluted shares outstanding calculation for the six months ended September 30, 2010 and 2009, respectively, because their effect was anti-dilutive.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $2.4 million and $99,000 to purchase 163,974 and 10,243 shares during the three months ended September 30, 2010 and 2009, respectively, at average prices of $14.52 and $9.70 per share, respectively. The Company expended $2.9 million and $155,000 to purchase 197,101 and 16,151 shares during the six months ended September 30, 2010 and 2009, respectively, at average prices of $14.73 and $9.62 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

As of September 30, 2010, the Company had repurchased 1,495,062 shares of common stock under the stock repurchase program.

Dividend

The following table summarizes the Company’s quarterly cash dividend payments for the six months ended September 30, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10

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

On October 27, 2010, the Board approved a one-time special dividend in the amount of $0.75 per share, which will be paid on November 30, 2010 to stockholders of record as of the close of business on November 14, 2010. On October 27, 2010, the Board also approved a quarterly dividend in the amount of $0.10 per share, which will be paid on December 21, 2010 to stockholders of record as of the close of business on December 7, 2010.

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 40.2% and 44.3% of total revenue for the three months ended September 30, 2010 and 2009, respectively. Revenue from transactions with United States government agencies was approximately 39.4% and 43.5% of total revenue for the six months ended September 30, 2010 and 2009, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2010 or 2009. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or six months ended September 30, 2010 or 2009. Substantially all assets were held in the United States at September 30 and March 31, 2010. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Geographic Area:
United States	$28,066	$24,734	$51,619	$46,499
International	8,052	5,894	15,584	11,856

Total revenue	$36,118	$30,628	$67,203	$58,355

Geographic Area:
United States	77.7%	80.8%	76.8%	79.7%
International	22.3%	19.2%	23.2%	20.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

11.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on cash equivalents and marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$2,916	$1,533	$4,254	$1,175
Foreign currency translation adjustments	585	47	387	611
Net unrealized gains on cash equivalents and marketable securities	9	—	8	—

Total comprehensive income	$3,510	$1,580	$4,649	$1,786

Accumulated other comprehensive loss of $604,000 at September 30, 2010 was comprised of $612,000 of foreign currency translation adjustments and $8,000 of net unrealized gains on marketable securities. Accumulated other comprehensive loss of $1.0 million at March 31, 2010 was comprised of foreign currency translation adjustments.

12.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of September 30, 2010, the Company has not recorded any liabilities related to these indemnifications.

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

13.	Income Taxes

The Company’s effective tax rate was 37.3% and 28.6% for the three months ended September 30, 2010 and 2009, respectively. The Company’s effective tax rate was 38.6% and 26.1% for the six months ended September 30, 2010 and 2009, respectively. For the three and six months ended September 30, 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, compensation under the Company’s ESPP, the domestic production activities deduction, and settlement with the Internal Revenue Service, or IRS, on completion of the fiscal 2007 audit. The increase in the Company’s effective tax rate for the three and six months ended September 30, 2010, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2009, which made it unavailable for the Company to include in its tax provision calculation during the three and six months ended September 30, 2010.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY07 – FY09
Belgium	FY08 – FY09
France	FY07 – FY10
Germany	FY05 – FY09
United Kingdom	FY09
Singapore	FY08 – FY09
United States	FY07 – FY09
Maryland	FY05 – FY09

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007. During the six months ended September 30, 2010, the IRS completed its examination of the Company’s fiscal 2007 federal tax return. As a result of the IRS settlement, the Company recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

14.	Subsequent Events

On October 27, 2010, the Board approved a one-time special dividend in the amount of $0.75 per share, which will be paid on November 30, 2010 to stockholders of record as of the close of business on November 14, 2010. On October 27, 2010, the Board also approved a quarterly cash dividend in the amount of $0.10 per share, which will be paid on December 21, 2010 to stockholders of record as of the close of business on December 7, 2010. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

On October 28, 2010, the compensation committee, or Committee, of the Board adopted the fiscal 2011 Executive Incentive Bonus Program, or Program, for the fiscal year ending March 31, 2011. Each of the Company’s Chief Executive Officer, President, and Chief Financial Officer is eligible to receive cash bonuses under the Program based on the achievement by the Company of Committee-designated threshold levels of two specified objectives (total revenue and operating income) during each of the first half of fiscal 2011 and full-year fiscal 2011. The cash bonus has two components, the first of which may be earned upon achievement of both objectives for the first half of fiscal 2011 and the second of which may be earned upon achievement of both objectives for the full fiscal year, in each case calculated in accordance with formulas set forth in the Program. No payout or expense accrual was made for the first half or the full-year cash bonus during the three or six months ended September 30, 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and six months ended September 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission, or SEC, on June 4, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2010. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of software products and related services for information technology service assurance. Our software products address application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States. We also have subsidiaries with offices in Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. In addition, in the United States we operate a sales program to extend our market reach by establishing sales alliances with third parties called the Synergy Program. The Synergy Program’s focus is on selling our application performance management software products, including ACE Live that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the six months ended September 30, 2010 and 2009, perpetual licenses represented approximately 90% and 92%, respectively, of product revenue. Substantially all of our product arrangements include both product and product updates, technical support, and services. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of product licenses.

The key strategies of our business plan include increasing sales to existing customers, increasing deal size by selling modules and introducing new software products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence, and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities and, to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, especially during the current economic conditions, we expect to need to closely control the increases in our total expenses as we implement these strategies.

Summary of Our Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

During the three months ended September 30, 2010, or Q2 fiscal 2011, as compared to the three months ended June 30, 2010, or Q1 fiscal 2011, we generated an increase in total revenue, gross profit, income from operations, and net income. The increase in our total revenue and profitability was primarily the result of an increase in product revenue of $4.7 million. The increase in product revenue was due to an increase in sales to United States government and corporate enterprise customers, which was largely driven by their purchases of our APM products. The sequential increase in sales to United States government customers is a seasonal trend we typically experience due to their fiscal year end of September 30.

During Q2 fiscal 2011 as compared to Q1 fiscal 2011, we experienced a decrease in deferred revenue and cash flow from operations. The decrease in deferred revenue was due largely to no significant product orders being deferred as a result of undelivered software elements or required software customizations. The decrease in operating cash flow was largely due to an increase in billed accounts receivable of $6.4 million associated with the increase in product updates, technical support and services bookings in Q2 fiscal 2011. We believe the increase in billed accounts receivable is largely the result of strong sales of maintenance renewals in September of Q2 fiscal 2011 as compared to June of Q1 fiscal 2011.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	September 30, 2010	June 30, 2010	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$36,118	$31,085	$5,033	16.2%
Total cost of revenue	$8,451	$7,341	$1,110	15.1%
Gross profit	$27,667	$23,744	$3,923	16.5%
Gross profit as a percentage of total revenue (gross margin)	76.6%	76.4%
Total operating expenses	$23,015	$21,436	$1,579	7.4%
Income from operations	$4,652	$2,308	$2,344	101.6%
Income from operations as a percentage of total revenue (operating margin)	12.9%	7.4%
Net income	$2,916	$1,339	$1,577	117.8%
Diluted net income per common share	$0.13	$0.06	$0.07	116.7%

Other Operations Data:
Total employees (period end)	564	579	(15)	(2.6)%
Total average employees	566	581	(15)	(2.6)%
Total consultants (period end)	91	92	(1)	(1.1)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	64	71	(7)	(9.9)%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$108,324	$111,559	$(3,235)	(2.9)%
Cash flows provided by operating activities	$495	$5,496	$(5,001)	(91.0)%
Total deferred revenue (period end)	$40,223	$40,440	$(217)	(0.5)%

Our increase in total revenue in Q2 fiscal 2011 from Q1 fiscal 2011 was primarily due to an increase in product revenue of $4.7 million. The sequential increase in product revenue was primarily the result of an increase in sales to United States government and corporate enterprise customers, which we believe was largely the result of the seasonal buying patterns from United States government customers as a result of their September 30 fiscal year end and demand for our APM products by both United States government and corporate enterprise customers. Total revenue generated from sales to United States government customers increased by $2.5 million during Q2 fiscal 2011 as compared to Q1 fiscal 2011. The percentage of total revenue from United States government customers increased to 40.2% in Q2 fiscal 2011 from 38.5% in Q1 fiscal 2011.

Our international revenue was $8.1 million and $7.5 million for Q2 fiscal 2011 and Q1 fiscal 2011, respectively. The increase in international revenue was primarily the result of an increase in revenue from corporate enterprise customers, partially offset by a decrease in revenue from international government customers. As a percentage of total revenue, international revenue decreased from 24.2% to 22.3% during Q2 fiscal 2011. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q2 fiscal 2011. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $3.9 million, or 16.5%, to $27.7 million for Q2 fiscal 2011 from $23.7 million for Q1 fiscal 2011. The increase in gross profit was primarily the result of a $4.7 million increase in product revenue, partially offset by a $1.1 million increase in the cost of revenue that was largely due to an increase in costs related to hardware platforms used to deliver our ACE Live software products. Our gross margin increased slightly to 76.6% in Q2 fiscal 2011 from 76.4% in Q1 fiscal 2011. Gross margin on product revenue, product updates, technical support and services revenue and professional services revenue for Q2 fiscal 2011 was 85.9%, 90.3%, and 22.2%, respectively. Changes in revenue from product and product updates, technical support and services have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our application performance management products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our application performance management products generally require less consulting time to implement. As a result of these factors, we believe that we may experience fluctuations in quarterly revenue.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the percentage of total revenue generated from products and product updates, technical support and services, as revenue from these sources has substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the amount of fees paid to indirect channel partners and the profitability of individual consulting engagements. Amortization of technology associated with acquisitions of technology that we may make in future periods may also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our application performance management products. We believe there is more competition in the markets served by our application performance management products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2010, and we plan to continue making investments in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

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

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 12.9% during Q2 fiscal 2011 from 7.4% during Q1 fiscal 2011. The increase was primarily the result of a $4.7 million increase in product revenue, partially offset by a $1.1 million increase in cost of revenue. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	49.0%	38.1%	45.6%	35.3%
Product updates, technical support and services	36.1	38.0	37.8	39.3
Professional services	14.9	23.9	16.6	25.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	6.9	4.0	5.6	4.0
Product updates, technical support and services	3.5	3.8	3.8	4.1
Professional services	11.6	15.9	12.7	17.0
Amortization of acquired technology and customer relationships	1.4	1.6	1.4	1.6

Total cost of revenue	23.4	25.3	23.5	26.7

Gross profit	76.6	74.7	76.5	73.3

Operating expenses:
Research and development	23.7	25.1	24.8	26.6
Sales and marketing	31.6	32.8	32.5	34.9
General and administrative	8.4	9.6	8.8	9.1

Total operating expenses	63.7	67.5	66.1	70.6

Income from operations	12.9	7.2	10.4	2.7
Interest and other (expense) income, net	0.0	(0.2)	(0.1)	0.0

Income before provision for income taxes	12.9	7.0	10.3	2.7
Provision for income taxes	4.8	2.0	4.0	0.7

Net income	8.1%	5.0%	6.3%	2.0%

Revenue

Product Revenue. Product revenue was $17.7 million and $11.7 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of 51.4%. The increase was largely due to an increase in sales to corporate enterprise customers and, to a lesser extent, United States government customers. Product revenue was $30.6 million and $20.6 million for the six months ended September 30, 2010 and 2009, respectively, representing an increase of 48.9%. The increase was largely due to an increase in sales to corporate enterprise customers and, to a lesser extent, United States government customers and service providers. The increase in revenue to corporate enterprise and United States government customers for the three and six month periods was primarily due to sales of our application performance management solutions.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $13.1 million and $11.7 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of 12.0%. Product updates, technical support and services revenue was $25.4 million and $23.0 million for the six months ended September 30, 2010 and 2009, respectively, representing an increase of 10.5%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $34.0 million and $28.9 million at September 30, 2010 and 2009, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended, September 30		Six Months Ended, September 30
	2010	2009	2010	2009
	(in thousands)
Consulting services revenue	$5,222	$7,220	$10,954	$14,602
Training revenue	173	83	232	214

Professional services revenue	$5,395	$7,303	$11,186	$14,816

Professional services revenue was $5.4 million and $7.3 million for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of 26.1%. Consulting services revenue accounted for 96.8% and 98.9% of professional services revenue for the three months ended September 30, 2010 and 2009, respectively. The decrease in professional services revenue was largely the result of completing two large consulting engagements associated with non-APM software products during fiscal 2010, as these engagements did not contribute revenue during the three months ended September 30, 2010. The percentage of total consulting revenue from United States government customers for the three months ended September 30, 2010 and 2009 was 71.8% and 70.1%, respectively. Professional services revenue was $11.2 million and $14.8 million for the six months ended September 30, 2010 and 2009, respectively, representing a decrease of 24.5%. Consulting services revenue accounted for 97.9% and 98.6% of professional services revenue for the six months ended September 30, 2010 and 2009, respectively. The decrease in professional services revenue was largely the result of completing two large consulting engagements associated with non-APM software products during fiscal 2010, as these engagements did not contribute revenue during the six months ended September 30, 2010. The percentage of total consulting revenue from United States government customers for the six months ended September 30, 2010 and 2009 was 71.8% and 69.2%, respectively.

International Revenue.

Our international revenue was $8.1 million and $5.9 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of 36.6%. Our international revenue as a percentage of total revenue was 22.3% and 19.2% for the three months ended September 30, 2010 and 2009, respectively. Our international revenue was $15.6 million and $11.9 million for the six months ended September 30, 2010 and 2009, respectively, representing an increase of 31.4%. Our international revenue as a percentage of total revenue was 23.2% and 20.3% for the six months ended September 30, 2010 and 2009, respectively. The absolute dollar increases in international revenue were largely the result of an increase in sales of our application performance management products to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three and six month periods ended September 30, 2010 and 2009. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, September 30		Six Months Ended, September 30
	2010	2009	2010	2009
Cost of Revenue:
Product	14.1%	10.6%	12.3%	11.4%
Product updates, technical support and services	9.7%	10.1%	10.1%	10.5%
Professional services	77.8%	66.5%	76.0%	66.7%

Cost of product revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, fees paid to indirect channel partners and, to a lesser extent, media, manuals, and distribution costs. Cost of product updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on product revenue and product updates, technical support and services revenue are substantially higher than gross margins on professional services revenue, due to the low cost of delivering product revenue and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of Product Revenue. Cost of product revenue was $2.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. Total hardware platform costs associated with the delivery of our ACE Live software products for the three months ended September 30, 2010 and 2009 was $2.0 million and $840,000, respectively. Gross margin on product revenue decreased to 85.9% for the three months ended September 30, 2010, compared to 89.4% for the same period in fiscal 2010. Cost of product revenue was $3.8 million and $2.3 million for the six months ended September 30, 2010 and 2009, respectively. Total hardware platform costs associated with the delivery of our ACE Live software products for the six months ended September 30, 2010 and 2009 was $3.1 million and $1.7 million, respectively. Gross margin on product revenue decreased to 87.7% for the six months ended September 30, 2010, compared to 88.6% for the same period in fiscal 2010. The increase in the cost of product revenue for the three and six months ended September 30, 2010 was primarily the result of an increase in costs associated with hardware platforms used to deliver our ACE Live software products. The decrease in gross margin on product revenue for the three and six-month periods ended September 30 2010, as compared to the same period in fiscal 2010, was primarily due to an increase in the proportion of ACE Live software products sold.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.3 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. The increase in cost was primarily the result of compensation expense related to an increase in staffing necessary to provide customer support. Gross margin on product updates, technical support and services revenue increased to 90.3% for the three months ended September 30, 2010, from 89.9% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of product updates, technical support and services was $4,000 for the three months ended September 30, 2010 and 2009. Cost of product updates, technical support and services revenue was $2.6 million and $2.4 million for the six months ended September 30, 2010 and 2009, respectively. The increase in cost was primarily the result of compensation expense related to an increase in staffing necessary to provide customer support. Gross margin on product updates, technical support and services revenue increased to 89.9% for the six months ended September 30, 2010, from 89.5% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of product updates, technical support and services was $8,000 and $10,000 for the six months ended September 30, 2010 and 2009, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.2 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively. The decrease of 13.6% was primarily the result of a $525,000 decrease in compensation expense due to a reduction in staffing levels in response to weaker demand for our consulting services. Gross margin on professional services revenue decreased to 22.2% for the three months ended September 30, 2010 from 33.5% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of professional services was $19,000 and $22,000 for the three months ended September 30, 2010 and 2009, respectively. Cost of professional services revenue was $8.5 million and $9.9 million for the six months ended September 30, 2010 and 2009, respectively. The decrease of 14.1% was primarily the result of a $1.0 million decrease in compensation expense and a $124,000 decrease in travel expenses due to the reduction in staffing levels in response to weaker demand for our consulting services. Gross margin on professional services revenue decreased to 24.0% for the six months ended September 30, 2010 from 33.3% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of professional services was $37,000 and $56,000 for the six months ended September 30, 2010 and 2009, respectively. We believe the weaker demand for our consulting services during the three and six months ended September 30, 2010, as compared to the same period in fiscal 2010, was due to the increase in the proportion of sales of our application performance management products, as our application performance management products generally require less time to implement as compared to our other products.

Operating Expenses

Research and Development. Research and development expenses were $8.6 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, representing an increase of 11.7%. The increase in research and development expenses for the three months ended September 30, 2010, as compared to the same period in fiscal 2010, was largely due to a $994,000 increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products, which was partially offset by decreases in professional services and common area maintenance costs related to facilities. Stock-based compensation expense allocated to research and development was $167,000 and $81,000 for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses were $16.6 million and $15.6 million for the six months ended September 30, 2010 and 2009, respectively, representing an increase of 6.9%. The increase in research and development expenses for the six months ended September 30, 2010, as compared to the same period in fiscal 2010, was largely due to a $1.3 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products, which was partially offset by an $183,000 decrease in common area maintenance costs related to facilities and an $87,000 decrease in professional services. Stock-based compensation expense allocated to research and development was $338,000 and $253,000 for the six months ended September 30, 2010 and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $11.4 million and $10.0 million for the three months ended September 30, 2010 and 2009, respectively. The increase of 13.6% was largely due to a $755,000 increase in compensation expense primarily due to variable compensation related to an increase in sales bookings, a $495,000 increase in trade show expenses, and an $116,000 increase in marketing services and advertising. Stock-based compensation expense allocated to sales and marketing was $96,000 and $93,000 for the three months ended September 30, 2010 and 2009, respectively. Sales and marketing expenses were $21.9 million and $20.3 million for the six months ended September 30, 2010 and 2009, respectively. The increase of 7.4% was largely due to a $1.0 million increase in trade show expenses, a $323,000 increase in compensation expense, and a $162,000 increase in marketing services. Stock-based compensation expense allocated to sales and marketing was $192,000 and $198,000 for the six months ended September 30, 2010 and 2009, respectively. During the three and six months ended September 30, 2009, in response to the weak economy the company reduced certain trade show activities and eliminated others.

General and Administrative. General and administrative expenses were $3.0 million for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense allocated to general and administrative expense was $103,000 and $81,000 for the three months ended September 30, 2010 and 2009, respectively. General and administrative expenses were $6.0 million and $5.3 million for the six months ended September 30, 2010 and 2009, respectively. The increase of 12.1% was primarily the result of a $450,000 increase in professional service fees and a $215,000 increase in bad debt expense. The increase in professional service fees largely related to costs associated with outside tax advisors working to address the audit of our fiscal 2007 federal tax returns, which was completed by the Internal Revenue Service, or IRS, in July 2010. Stock-based compensation expense allocated to general and administrative expense was $211,000 and $191,000 for the six months ended September 30, 2010 and 2009, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net, was an expense of $1,000 and an expense of $56,000 for the three months ended September 30, 2010 and 2009, respectively. Interest and other (expense) income, net, was an expense of $31,000 and income of $12,000 for the six months ended September 30, 2010 and 2009, respectively. The net change for the three and six months ended September 30, 2010, as compared to the same periods in fiscal 2010, was primarily the result of realized foreign currency gains/losses.

Provision for Income Taxes. Our effective tax rate was 37.3% and 28.6% for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 38.6% and 26.1% for the six months ended September 30, 2010 and 2009, respectively. For the three and six months ended September 30, 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference in the U.S. and foreign tax rates, compensation under our ESPP, the domestic production activities deduction, and settlement with the IRS on completion of the fiscal 2007 audit. The increase in our effective tax rate for the three and six months ended September 30, 2010, as compared to the same period in the prior fiscal year, was largely due to the expiration of the research and development tax credit under IRC section 41 on December 31, 2009, which made it unavailable for us to include in our tax provision calculation during the three and six months ended September 30, 2010.

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007. During the quarter ended September 30, 2010, the IRS completed its examination of our fiscal 2007 federal tax return. As a result of the IRS settlement, we recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of September 30, 2010, we had cash, cash equivalents and marketable securities totaling $108.3 million.

Net cash provided by operating activities was $6.0 million and $1.7 million for the six months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable due to strong accounts receivable collection activities and an increase in net income, which was partially offset by a decrease in cash provided by changes in deferred revenue.

Net cash used in investing activities was $37.7 million and $728,000 for the six months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010, we used funds of $35.6 million to purchase marketable securities, funds of $2.2 million to acquire DS Auditor and funds of $1.8 million to purchase property and equipment. We received proceeds of $2.0 million from the sale/maturity of investments. For the six months ended September 30, 2009, we used funds of $1.3 million to purchase property and equipment and funds of $381,000 to acquire technology. We also received proceeds of $1.0 million from the maturity of investments.

Net cash provided by financing activities was $1.4 million for the six months ended September 30, 2010. Net cash used in financing activities was $3.1 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, we used funds of $4.3 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010 and September 14, 2010. During the six months ended September 30, 2009, we used funds of $3.7 million to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009 and September 15, 2009. We used $2.9 million and $155,000 to acquire 197,101 and 16,151 shares of treasury stock during the six months ended September 30, 2010 and 2009, respectively. During the six months ended September 30, 2010 and 2009, respectively, 13,191 and 10,251 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan, or ESPP. During the six months ended September 30, 2010 and 2009, respectively, we received proceeds of approximately $7.6 million and $130,000 and issued 670,550 and 20,813 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2010 and 2009, respectively, we received proceeds of approximately $727,000 and $625,000 and issued 70,178 and 87,748 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2010, excess tax benefits from the exercise of stock options were $215,000. For the six months ended September 30, 2009, there were no excess tax benefits from the exercise of stock options.

Contractual Obligations

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under Financial Accounting Standards Board Accounting Standards Codification 740 is reported in current and long-term other income taxes on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

As of September 30, 2010, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010.

We expect working capital needs to increase in the foreseeable future in order for us to execute our business plan and growth strategies. We anticipate that operating activities, as well as expected capital expenditures incurred in the normal course of business, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products as well as repurchase our common stock in accordance with our stock repurchase program authorized by our Board of Directors in January 2005, and the payment of dividends to our stockholders.

We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and dividends for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At September 30, 2010, we had $74.7 million in cash and cash equivalents and $33.6 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2010, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.1 million.

At September 30, 2010, $49.6 million of our $74.7 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2010 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $612,000 and a loss of $560,000 at September 30, 2010 and 2009, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 23.2% and 20.3% of our total revenue for the six months ended September 30, 2010 and 2009, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the six months ended September 30, 2010 and 2009, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $41,000 and $24,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2010. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010	2,544	$15.15	2,544	666,368
August 1 – 31, 2010	151,430	$14.38	151,430	514,938
September 1 – 30, 2010	10,000	$16.51	10,000	504,938

Total	163,974	$14.52	163,974	504,938

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of September 30, 2010, we had repurchased an aggregate of 1,495,062 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/S/ MEL F. WESLEY
Date: November 5, 2010	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.