Form 10-Q
period 2010-12-31
OPNET TECHNOLOGIES INC
filed 2011-02-04
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s common stock outstanding on February 1, 2011 was 22,112,942.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,026	$104,681
Marketable securities	34,951	—
Accounts receivable, net of $470 and $336 in allowance for doubtful accounts at December 31 and March 31, 2010, respectively	32,084	28,015
Unbilled accounts receivable	1,902	4,765
Inventory	336	872
Deferred income taxes, prepaid expenses and other current assets	5,729	2,816

	141,028	141,149

Property and equipment, net	13,017	13,245
Intangible assets, net	5,071	5,109
Goodwill	15,406	14,639
Deferred income taxes and other assets	4,402	4,210

Total assets	$178,924	$178,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,680	$1,405
Accrued liabilities	11,781	10,932
Other income taxes	312	498
Deferred rent	200	432
Deferred revenue	38,533	38,425

Total current liabilities	52,506	51,692

Accrued liabilities	84	145
Deferred rent	2,025	2,138
Deferred revenue	4,364	4,946
Other income taxes	594	755

Total liabilities	59,573	59,676

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 29,678,465 and 28,386,958 shares issued at December 31 and March 31, 2010, respectively; 22,033,084 and 20,955,452 shares outstanding at December 31 and March 31, 2010, respectively	30	28
Additional paid-in capital	117,304	99,229
Retained earnings	23,745	37,920
Accumulated other comprehensive loss	(882)	(999)
Treasury stock, at cost—7,645,381 and 7,431,506 shares at December 31 and March 31, 2010, respectively	(20,846)	(17,502)

Total stockholders’ equity	119,351	118,676

Total liabilities and stockholders’ equity	$178,924	$178,352

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Product	$20,177	$15,485	$50,822	$36,071
Product updates, technical support and services	13,908	11,960	39,280	34,913
Professional services	5,593	6,110	16,779	20,926

Total revenue	39,678	33,555	106,881	91,910

Cost of revenue:
Product	2,893	1,762	6,672	4,106
Product updates, technical support and services	1,269	1,172	3,827	3,575
Professional services	3,689	4,680	12,186	14,568
Amortization of acquired technology and customer relationships	553	459	1,511	1,376

Total cost of revenue	8,404	8,073	24,196	23,625

Gross profit	31,274	25,482	82,685	68,285

Operating expenses:
Research and development	8,757	7,996	25,398	23,563
Sales and marketing	13,265	11,360	35,117	31,701
General and administrative	3,649	2,696	9,607	8,012

Total operating expenses	25,671	22,052	70,122	63,276

Income from operations	5,603	3,430	12,563	5,009
Interest and other expense, net	(54)	(16)	(85)	(4)

Income before provision for income taxes	5,549	3,414	12,478	5,005
Provision for income taxes	1,225	1,074	3,900	1,491

Net income	$4,324	$2,340	$8,578	$3,514

Basic net income per common share	$0.19	$0.11	$0.40	$0.17

Diluted net income per common share	$0.19	$0.11	$0.38	$0.17

Basic weighted average common shares outstanding	21,608	20,540	21,263	20,572

Diluted weighted average common shares outstanding	22,230	20,823	21,921	20,786

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,578	$3,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,284	3,992
Provision for losses on accounts receivable	473	124
Deferred income taxes	(526)	242
Non-cash stock-based compensation expense	1,456	1,131
Non-cash accretion of market discount on marketable securities	35	(1)
Loss on disposition of fixed assets	18	7
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(1,684)	418
Inventory	628	(36)
Prepaid expenses and other current assets	(175)	(692)
Other assets	(597)	(43)
Accounts payable	337	297
Accrued liabilities	949	679
Accrued income taxes	939	1,479
Deferred revenue	(554)	5,930
Deferred rent	(345)	(257)
Excess tax benefit from exercise of stock options	(967)	(5)

Net cash provided by operating activities	12,849	16,779

Cash flows from investing activities:
Acquisition of business	(2,225)	—
Acquired technology	—	(433)
Purchase of property and equipment	(2,799)	(2,238)
Purchase of investments	(43,047)	—
Proceeds from sale/maturity of investments	8,066	1,000

Net cash used in investing activities	(40,005)	(1,671)

Cash flows from financing activities:
Acquisition of treasury stock	(3,344)	(1,061)
Proceeds from exercise of common stock options	12,776	273
Excess tax benefit from exercise of stock options	967	5
Issuance of common stock under employee stock purchase plan	727	625
Payment of dividends to stockholders	(22,753)	(5,597)

Net cash used in financing activities	(11,627)	(5,755)

Effect of exchange rate changes on cash and cash equivalents	128	440

Net (decrease) increase in cash and cash equivalents	(38,655)	9,793
Cash and cash equivalents, beginning of period	104,681	90,990

Cash and cash equivalents, end of period	$66,026	$100,783

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of application and network performance management solutions. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, through a sales program to extend its market reach called the Synergy Program. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries with offices in Paris, France; Frankfurt, Germany; Slough, United Kingdom; and Singapore; (2) an office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; and Colorado Springs, Colorado.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010. The March 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2010 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Cash paid during the period:
Income tax payments (refunds)	$1,357	$380	$3,326	$(311)
Non-cash financing and investing activities:
Restricted stock issued	$1,465	$16	$2,071	$220
Accrued liability for the purchase of property and equipment	$73	$244	$73	$244

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and Accounting Standards Update, or ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, which the Company will adopt on April 1, 2011. Early adoption is permitted. The Company has determined that ASU 2009-14 and ASU 2009-13 will not have a material impact on its results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption is permitted. The Company will adopt ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

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

The number of shares available for issuance under the 2010 Plan will automatically increase on the first trading day of each calendar year, beginning with 2011 and continuing through the term of the 2010 Plan, by an amount equal to the lesser of (i) three percent (3%) of the shares of the Company’s common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board; provided, however, that in no event shall any such annual increase exceed 1,000,000 shares. The Board voted not to increase the number of shares for issuance on the first trading day of calendar year 2011. This provision, commonly referred to as an “evergreen” provision, is similar to the provision in the 2000 Plan.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2010 and 2009, excess tax benefits from the exercise of stock options were $752,000 and $5,000, respectively. For the nine months ended December 31, 2010 and 2009, excess tax benefits from the exercise of stock options were $967,000 and $5,000, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(in thousands)
Restricted stock	$497	$248	$975	$688
Employee Stock Purchase Plan shares	115	124	326	379
Stock options	52	52	155	64

Total stock-based compensation	$664	$424	$1,456	$1,131

A summary of the total nonvested stock-based deferred compensation at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Restricted stock	$2,301	$1,024
Stock options	761	967
Employee Stock Purchase Plan shares	38	41

Total nonvested stock-based compensation	$3,100	$2,032

The deferred compensation related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares at December 31, 2010 is expected to be recognized over a weighted average period of one year, two years, and one month, respectively.

Stock Options

The Company’s stock option programs are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,814,182	$10.64	—	$28,889	$6.91
Granted	—	$—	—	$—	$—
Exercised	(447,950)	$11.56	—	$4,409	$8.19
Forfeited or expired	(102,000)	$19.50	—	$—	$13.30

Outstanding at end of period	1,264,232	$9.59	3.34	$21,449	$5.94

Exercisable at end of period	989,232	$9.54	1.85	$16,837	$6.43
Nonvested at end of period	275,000	$9.79	8.69	$4,612	$4.17
Nonvested expected to be exercised	247,500	$9.79	8.69	$4,203	$4.17

	Three Months Ended December 31, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,767,904	$10.80	—	$5,887	$7.30
Granted	—	$—	—	$—	$—
Exercised	(25,924)	$6.14	—	$136	$4.15
Forfeited or expired	(6,250)	$12.35	—	$1	$8.47

Outstanding at end of period	2,735,730	$10.84	2.95	$5,726	$7.32

Exercisable at end of period	2,460,730	$10.96	2.20	$5,036	$7.68
Nonvested at end of period	275,000	$9.79	9.69	$690	$4.17

	Nine Months Ended December 31, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$39,167	$7.31
Granted	—	$—	—	$—	$—
Exercised	(1,118,500)	$11.42	—	$7,701	$8.26
Forfeited or expired	(111,350)	$19.50	—	$—	$13.30

Outstanding at end of period	1,264,232	$9.59	3.34	$21,449	$5.94

Exercisable at end of period	989,232	$9.54	1.85	$16,837	$6.43
Nonvested at end of period	275,000	$9.79	8.69	$4,612	$4.17

	Nine Months Ended December 31, 2009
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,556,723	$10.89	—	$5,379	$7.62
Granted	275,000	$9.79	—	$690	$4.17
Exercised	(46,737)	$6.25	—	$178	$4.26
Forfeited or expired	(49,256)	$11.63	—	$57	$8.11

Outstanding at end of period	2,735,730	$10.84	2.95	$5,726	$7.32

Exercisable at end of period	2,460,730	$10.96	2.20	$5,036	$7.68
Nonvested at end of period	275,000	$9.79	9.69	$690	$4.17

During the three and nine months ended December 31, 2010, no stock options vested or were granted. During the three and nine months ended December 31, 2009, no stock options vested and 275,000 stock options were granted.

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

During the three months ended December 31, 2010 and 2009, respectively, the Company received proceeds of approximately $5.2 million and $143,000 and issued 452,481 and 22,486 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2010 and 2009, respectively, the Company received proceeds of approximately $12.8 million and $273,000 and issued 1,123,031 and 43,299 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	162,003	$12.20	183,797	$10.87
Granted	63,816	$25.07	103,645	$21.73
Vested	(13,171)	$21.97	(74,505)	$12.87
Forfeited	(527)	$14.68	(816)	$14.19

Nonvested at end of period	212,121	$15.46	212,121	$15.46

Nonvested expected to vest	194,088	$15.44

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Fair Value Per Share
Nonvested at beginning of period	202,205	$10.41	235,562	$10.66
Granted	1,350	$12.16	22,491	$10.06
Vested	(7,897)	$14.38	(49,640)	$12.20
Forfeited	(3,191)	$9.40	(15,946)	$9.63

Nonvested at end of period	192,467	$10.27	192,467	$10.27

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

During the nine months ended December 31, 2010 and 2009, employees purchased 70,178 and 87,748 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $727,000 and $625,000, respectively.

5.	Acquisition of DSAuditor from Embarcadero Technologies, Inc.

On August 25, 2010, the Company acquired substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., or Embarcadero, a privately held software company headquartered in San Francisco, California. The Company paid approximately $2.3 million cash to Embarcadero to acquire such assets. An initial payment of $25,000 was made in September 2009, and the remaining purchase price of $2.25 million was made in August 2010. DSAuditor is a software product that provides visibility into database activity and performance. The acquisition contributed key capabilities to the Company’s product portfolio for application performance management.

The DSAuditor product line acquisition was accounted for as a business combination in accordance with the guidance outlined in ASC Topic 805. The operating results associated with the DSAuditor product line from August 25, 2010 to September 30, 2010 and the transaction-related professional services costs have been included in the Company’s condensed consolidated statements of operations for the nine months ended December 31, 2010. The acquisition date fair value of the total consideration transferred was approximately $2.3 million.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or sooner if deemed necessary. As of December 31, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

6.	Marketable Securities

At December 31, 2010, marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at December 31, 2010:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$34,946	$5	$34,951

Total	$34,946	$5	$34,951

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at December 31 and March 31, 2010:

		Fair Value Measurement at December 31, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$27,811	$27,811	$—	$—
Money market funds	38,215	38,215	—	—
United States government obligations included in marketable securities	34,951	34,951	—	—

Total	$100,977	$100,977	$—	$—

		Fair Value Measurement at March 31, 2010 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

At December 31 and March 31, 2010, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31 and March 31, 2010, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at December 31, 2010 or March 31, 2010.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$4,324	$2,340	$8,578	$3,514
Dividends paid on nonvested restricted stock	(135)	(17)	(165)	(55)
Undistributed earnings attributable to non-vested restricted stock	—	(5)	—	—

Net income available to common stockholders excluding nonvested restricted stock	$4,189	$2,318	$8,413	$3,459

Shares (denominator):
Weighted average common shares outstanding—basic	21,608,057	20,540,123	21,262,767	20,571,815
Effect of other dilutive securities—options	621,975	282,577	658,294	214,158

Weighted average diluted shares outstanding	22,230,032	20,822,700	21,921,061	20,785,973

Net income per common share:
Basic	$0.19	$0.11	$0.40	$0.17
Diluted	$0.19	$0.11	$0.38	$0.17

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. There were no options with an anti-dilutive effect during the three and nine months ended December 31, 2010. Options for the purchase of 1,168,290 and 1,704,340 common shares were excluded from the weighted average diluted shares outstanding calculation for the three and nine months ended December 31, 2009 because their effect was anti-dilutive.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $440,000 and $905,000 to purchase 16,774 and 84,734 shares during the three months ended December 31, 2010 and 2009, respectively, at average prices of $26.23 and $10.69 per share, respectively. The Company expended $3.3 million and $1.1 million to purchase 213,875 and 100,885 shares during the nine months ended December 31, 2010 and 2009, respectively, at average prices of $15.63 and $10.51 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

As of December 31, 2010, the Company had repurchased 1,511,836 shares of common stock under the stock repurchase program.

Dividend

The following table summarizes the Company’s cash dividend payments for the nine months ended December 31, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10

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

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 25.2% and 37.9% of total revenue for the three months ended December 31, 2010 and 2009, respectively. Revenue from transactions with United States government agencies was approximately 34.1% and 41.5% of total revenue for the nine months ended December 31, 2010 and 2009, respectively. No single customer accounted for 10% or more of revenue for the three or nine months ended December 31, 2010 or 2009. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or nine months ended December 31, 2010 or 2009. Substantially all assets were held in the United States at December 31 and March 31, 2010. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Geographic Area:
United States	$28,442	$26,074	$80,060	$72,573
International	11,236	7,481	26,821	19,337

Total revenue	$39,678	$33,555	$106,881	$91,910

Geographic Area:
United States	71.7%	77.7%	74.9%	79.0%
International	28.3%	22.3%	25.1%	21.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

11.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain or loss on cash equivalents and marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$4,324	$2,340	$8,578	$3,514
Foreign currency translation adjustments	(275)	(159)	112	452
Net unrealized (loss)/gains on cash equivalents and marketable securities	(3)	—	5	—

Total comprehensive income	$4,046	$2,181	$8,695	$3,966

Accumulated other comprehensive loss of $882,000 at December 31, 2010 was comprised of $887,000 of foreign currency translation adjustments and $5,000 of net unrealized gains on marketable securities. Accumulated other comprehensive loss of $1.0 million at March 31, 2010 was comprised of foreign currency translation adjustments.

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance, financial condition, or cash flows. As of December 31, 2010, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 22.1% and 31.5% for the three months ended December 31, 2010 and 2009, respectively. The Company’s tax rate differed from the statutory tax rate in these periods principally due to state income taxes, the difference between United States and foreign tax rates, research and development credits, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The decrease in the Company’s effective tax rate for the three months ended December 31, 2010, as compared to the same period in the prior fiscal year, was largely due to adjusting the Company’s third quarter tax provision to reflect the benefit of the retroactive reinstatement of the research and development tax credit back to January 1, 2010 as a result of law enacted in December 2010. The Company’s effective tax rate was 31.3% and 29.8% for the nine months ended December 31, 2010 and 2009, respectively. The increase in the Company’s effective tax rate for the nine months ended December 31, 2010, as compared to the same period in the prior fiscal year, was largely due to a lower proportion of research and development tax credits based on higher pre-tax book income for the nine months ended December 31, 2010 compared to December 31, 2009.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY07 – FY09
Belgium	FY08 – FY09
France	FY07 – FY10
Germany	FY05 – FY09
United Kingdom	FY09
Singapore	FY08 – FY09
United States	FY08 – FY10
Maryland	FY05 – FY10

The Company is currently under an income tax audit in Germany for fiscal years 2005 through 2007.

During the quarter ended September 30, 2010, the IRS completed its examination of the Company’s fiscal 2007 federal tax return. As a result of the IRS settlement, the Company recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

14.	Subsequent Events

On January 26, 2011, the Board approved a quarterly cash dividend in the amount of $0.10 per share, which will be paid on March 30, 2011 to stockholders of record as of the close of business on March 16, 2011. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

The existing lease for the Company’s corporate office located in Bethesda, Maryland expired on January 31, 2011. On January 31, 2011, the Company renewed the lease. The office space consists of approximately 60,000 square feet and has been renewed through January 31, 2021, exclusive of renewal options. The lease provides for one renewal option (at the option of the landlord) for not less than three and one half years and not more than ten years. The lease also provides for a short-term extension at January 31, 2021 (at the option of the tenant) of three months. The minimum lease payments, inclusive of aforementioned short-term extension, as of January 31, 2011 are approximately $27.4 million over the period from February 1, 2011 through April 30, 2021. The monthly rent for the first lease year is $200,000, and is subject to escalation of 3.75% each year. The lease also requires the Company to maintain a security deposit of approximately $471,000 in the form of a bank letter of credit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and nine months ended December 31, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission, or SEC, on June 4, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2010. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

Overview

OPNET Technologies, Inc. is a provider of application and network performance management solutions. Our software products address application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software programs and related services. Our operations are principally in the United States. We also have subsidiaries with offices in Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. In addition, in the United States we operate a sales program to extend our market reach by establishing sales alliances with third parties called the Synergy Program. The Synergy Program’s focus is on selling our application performance management software products, including AppResponse Xpert that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the nine months ended December 31, 2010 and 2009, perpetual licenses represented approximately 91% and 92%, respectively, of product revenue. Substantially all of our product arrangements include both product and product updates, technical support, and services. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

During the three months ended December 31, 2010, or Q3 fiscal 2011, as compared to the three months ended September 30, 2010, or Q2 fiscal 2011, we generated an increase in total revenue, gross profit, income from operations, and net income. The increase in our total revenue and profitability was primarily the result of an increase in product revenue of $2.5 million. Net income was also favorably affected by $702,000 as a result of reflecting the retroactive reinstatement of the research and development tax credit back to January 1, 2010 in our Q3 fiscal 2011 tax provision. The reinstatement was signed into law during December 2010. The increase in product revenue was due to an increase in sales to corporate enterprise customers which was partially offset by a decrease in sales to United States government customers. The increase in sales to corporate enterprise customers was largely driven by purchases of our application performance management products by such customers. The sequential decrease in sales to United States government customers reflects a seasonal trend we typically experience during the last calendar quarter due to United States government’s fiscal year end of September 30. We also believe this seasonal trend was more pronounced in Q3 fiscal 2011 due to budget constraints being experienced by government customers.

During Q3 fiscal 2011, as compared to Q2 fiscal 2011, we experienced an increase in deferred revenue and cash flow from operations. The increase in deferred revenue was largely due to growth in customers renewing software maintenance contracts during Q3 fiscal 2011, as compared to Q2 fiscal 2011, which is a seasonal trend we typically experience during the last calendar quarter. The increase in cash flow from operations was largely due to an increase in accounts receivable collections activity during Q3 fiscal 2011, as compared to Q2 fiscal 2011. During Q3 fiscal 2011, as compared to Q2 fiscal 2011, we experienced a decrease in cash, cash equivalents and marketable securities. The decrease was largely due to the payment of $18.5 million in dividend payments during the quarter, partially offset by cash generated from operations.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	December 31, 2010	September 30, 2010	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$39,678	$36,118	$3,560	9.9%
Total cost of revenue	$8,404	$8,451	$(47)	(0.6)%
Gross profit	$31,274	$27,667	$3,607	13.0%
Gross profit as a percentage of total revenue (gross margin)	78.8%	76.6%
Total operating expenses	$25,671	$23,015	$2,656	11.5%
Income from operations	$5,603	$4,652	$951	20.4%
Income from operations as a percentage of total revenue (operating margin)		12.9%
Net income	$4,324	$2,916	$1,408	48.3%
Diluted net income per common share	$0.19	$0.13	$0.06	46.2%

Other Operations Data:
Total employees (period end)	558	566	(8)	(1.4)%
Total average employees	560	566	(6)	(1.1)%
Total consultants (period end)	86	91	(5)	(5.5)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	69	64	5	7.8%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$100,977	$108,324	$(7,347)	(6.8)%
Cash flows provided by operating activities	$6,858	$495	$6,363	1,285%
Total deferred revenue (period end)	$42,897	$40,223	$2,674	6.6%

Our increase in total revenue in Q3 fiscal 2011 from Q2 fiscal 2011 was primarily due to an increase in product revenue of $2.5 million. The sequential increase in product revenue was primarily the result of an increase in sales to corporate enterprise customers which was partially offset by a decrease in sales to United States government customers. The increase in sales to corporate enterprise customers was due to increase in demand for application performance management products. The decrease in sales to United States government customers we believe was primarily the result of the seasonal buying patterns from United States government customers and, to a lesser extent, the result of budget constraints being experienced by these customers. Total revenue generated from sales to United States government customers decreased by $4.5 million during Q3 fiscal 2011 as compared to Q2 fiscal 2011. The percentage of total revenue from United States government customers decreased to 25.2% in Q3 fiscal 2011 from 40.2% in Q2 fiscal 2011.

Our international revenue was $11.2 million and $8.1 million for Q3 fiscal 2011 and Q2 fiscal 2011, respectively. The increase in international revenue was primarily the result of an increase in revenue from corporate enterprise customers. As a percentage of total revenue, international revenue increased from 22.3% to 28.3% during Q3 fiscal 2011. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q3 fiscal 2011. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $3.6 million, or 13.0%, to $31.3 million for Q3 fiscal 2011 from $27.7 million for Q2 fiscal 2011. The increase in gross profit was primarily the result of a $2.5 million increase in product revenue.

Our gross margin increased to 78.8% in Q3 fiscal 2011 from 76.6% in Q2 fiscal 2011. Gross margin on product revenue, product updates, technical support and services revenue and professional services revenue for Q3 fiscal 2011 was 85.7%, 90.9%, and 34.0%, respectively. Changes in revenue from product and product updates, technical support and services have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers will be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our application performance management products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our application performance management products generally require less consulting time to implement. As a result of these factors, we believe that we will likely experience fluctuations in quarterly revenue.

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

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 14.1% during Q3 fiscal 2011 from 12.9% during Q2 fiscal 2011. The increase was primarily the result of a $2.5 million increase in product revenue. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock-based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Product	50.9%	46.2%	47.6%	39.2%
Product updates, technical support and services	35.1	35.6	36.8	38.0
Professional services	14.0	18.2	15.6	22.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	7.3	5.3	6.2	4.5
Product updates, technical support and services	3.2	3.5	3.6	3.9
Professional services	9.3	13.9	11.4	15.8
Amortization of acquired technology and customer relationships	1.4	1.4	1.4	1.5

Total cost of revenue	21.2	24.1	22.6	25.7

Gross profit	78.8	75.9	77.4	74.3

Operating expenses:
Research and development	22.1	23.8	23.8	25.6
Sales and marketing	33.4	33.9	32.8	34.6
General and administrative	9.2	8.0	9.0	8.7

Total operating expenses	64.7	65.7	65.6	68.9

Income from operations	14.1	10.2	11.8	5.4
Interest and other expense, net	(0.1)	(0.0)	(0.1)	(0.0)

Income before provision for income taxes	14.0	10.2	11.7	5.4
Provision for income taxes	3.1	3.2	3.7	1.6

Net income	10.9%	7.0%	8.0%	3.8%

Revenue

Product Revenue. Product revenue was $20.2 million and $15.5 million for the three months ended December 31, 2010 and 2009, respectively, representing an increase of 30.3%. The increase was due to growth in sales to corporate enterprise customers and, to a lesser extent, international government customers, partially offset by a decrease in sales to United States government customers. Product revenue was $50.8 million and $36.1 million for the nine months ended December 31, 2010 and 2009, respectively, representing an increase of 40.9%. The increase was largely due to growth in sales to corporate enterprise customers and, to a lesser extent, international government customers. The increase in sales to corporate enterprise and international government customers for the three and nine month periods was primarily due to growth in sales of our application performance management products. The decrease in sales to United States government customers for the three-month period ended December 31, 2010, as compared to the same period the prior fiscal year, is what the Company perceives as tighter budget constraints for government customers.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $13.9 million and $12.0 million for the three months ended December 31, 2010 and 2009, respectively, representing an increase of 16.3%. Product updates, technical support and services revenue was $39.3 million and $34.9 million for the nine months ended December 31, 2010 and 2009, respectively, representing an increase of 12.5%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $37.4 million and $32.2 million at December 31, 2010 and 2009, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended, December 31,		Nine Months Ended, December 31,
	2010	2009	2010	2009
	(in thousands)
Consulting services revenue	$5,458	$6,023	$16,412	$20,625
Training revenue	135	87	367	301

Professional services revenue	$5,593	$6,110	$16,779	$20,926

Professional services revenue was $5.6 million and $6.1 million for the three months ended December 31, 2010 and 2009, respectively, representing a decrease of 8.5%. Consulting services revenue accounted for 97.6% and 98.6% of professional services revenue for the three months ended December 31, 2010 and 2009, respectively. The decrease in professional services revenue was the result of completing a large United States government contract during fiscal 2010 that contributed $756,000 in consulting revenue during the three months ended December 31, 2009, and did not contribute consulting revenue during the three months ended December 31, 2010. The decrease in revenue attributable to the completion of this large contract was, partially offset by an increase in revenue generated from corporate enterprise customers. The percentage of total consulting revenue from United States government customers for the three months ended December 31, 2010 and 2009 was 62.8% and 73.7%, respectively. Professional services revenue was $16.8 million and $20.9 million for the nine months ended December 31, 2010 and 2009, respectively, representing a decrease of 19.8%. Consulting services revenue accounted for 97.8% and 98.6% of professional services revenue for the nine months ended December 31, 2010 and 2009, respectively. The decrease in professional services revenue was the result of completing two large United States government contracts during fiscal 2010 that contributed $4.1 million in consulting revenue during the nine months ended December 31, 2009, and did not contribute consulting revenue during the nine months ended December 31, 2010. The percentage of total consulting revenue from United States government customers for the nine months ended December 31, 2010 and 2009 was 68.8% and 70.5%, respectively.

International Revenue.

Our international revenue was $11.2 million and $7.5 million for the three months ended December 31, 2010 and 2009, respectively, representing an increase of 50.2%. Our international revenue as a percentage of total revenue was 28.3% and 22.3% for the three months ended December 31, 2010 and 2009, respectively. Our international revenue was $26.8 million and $19.3 million for the nine months ended December 31, 2010 and 2009, respectively, representing an increase of 38.7%. Our international revenue as a percentage of total revenue was 25.1% and 21.0% for the nine months ended December 31, 2010 and 2009, respectively. The absolute dollar increases in international revenue were largely the result of an increase in sales of our application performance management products to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three and nine month periods ended December 31, 2010 and 2009. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, December 31,		Nine Months Ended, December 31,
	2010	2009	2010	2009
Cost of Revenue:
Product	14.3%	11.4%	13.1%	11.4%
Product updates, technical support and services	9.1%	9.8%	9.7%	10.2%
Professional services	66.0%	76.6%	72.6%	69.6%

Cost of product revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, fees paid to indirect channel partners and, to a lesser extent, media, manuals, and distribution costs. Cost of product updates, technical support and services revenue consists of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists primarily of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on product revenue and product updates, technical support and services revenue are substantially higher than gross margins on professional services revenue, due to the low cost of delivering software products and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of Product Revenue. Cost of product revenue was $2.9 million and $1.8 million for the three months ended December 31, 2010 and 2009, respectively. The increase of 64.2% was primarily the result of a $709,000 increase in costs related to hardware platforms used to deliver our AppResponse Xpert (formerly known as ACE Live) software products. Total hardware platform costs associated with the delivery of our AppResponse Xpert software products for the three months ended December 31, 2010 and 2009 was $2.3 million and $1.5 million, respectively. Gross margin on product revenue decreased to 85.7% for the three months ended December 31, 2010, compared to 88.6% for the same period in fiscal 2010. Cost of product revenue was $6.7 million and $4.1 million for the nine months ended December 31, 2010 and 2009, respectively. The increase of 62.5% was primarily the result of a $2.1 million increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products. Total hardware platform costs associated with the delivery of our AppResponse Xpert software products for the nine months ended December 31, 2010 and 2009 was $5.3 million and $3.2 million, respectively. Gross margin on product revenue decreased to 86.9% for the nine months ended December 31, 2010, compared to 88.6% for the same period in fiscal 2010. The increase in the cost of product revenue for the three and nine months ended December 31, 2010 was primarily the result of growth in sales of our AppResponse Xpert and the associated hardware platform cost. The decrease in gross margin on product revenue for the three and nine-month periods ended December 31, 2010, as compared to the same periods in fiscal 2010 was primarily due to an increase in the proportion of AppResponse Xpert software products sold.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.3 million and $1.2 million for the three months ended December 31, 2010 and 2009, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of depreciation expense on hardware necessary to provide customer support, and to a lesser extent, compensation expense related to an increase in staffing necessary to provide customer support. Gross margin on product updates, technical support and services revenue increased to 90.9% for the three months ended

December 31, 2010, from 90.2% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of product updates, technical support and services was $6,000 and $4,000 for the three months ended December 31, 2010 and 2009, respectively. Cost of product updates, technical support and services revenue was $3.8 million and $3.6 million for the nine months ended December 31, 2010 and 2009, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of compensation expense related to an increase in staffing necessary to provide customer support. Gross margin on product updates, technical support and services revenue increased to 90.3% for the nine months ended December 31, 2010, from 89.8% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of product updates, technical support and services was $14,000 for the nine months ended December 31, 2010 and 2009.

Cost of Professional Services Revenue. Cost of professional services revenue was $3.7 million and $4.7 million for the three months ended December 31, 2010 and 2009, respectively. The decrease of 21.2% was primarily the result of an $854,000 decrease in compensation expense due to a reduction in staffing levels in response to weaker demand for our consulting services. Gross margin on professional services revenue increased to 34.0% for the three months ended December 31, 2010 from 23.4% for the same period in fiscal 2010. The increase in gross margin was primarily due to the close-out of fixed price contracts following confirmation from customers that no additional work on the associated projects was required. Stock-based compensation expense allocated to cost of professional services was $19,000 and $25,000 for the three months ended December 31, 2010 and 2009, respectively. Cost of professional services revenue was $12.2 million and $14.6 million for the nine months ended December 31, 2010 and 2009, respectively. The decrease of 16.4% was primarily the result of a $1.9 million decrease in compensation expense and a $229,000 decrease in travel expenses due to the reduction in staffing levels in response to weaker demand for our consulting services. Gross margin on professional services revenue decreased to 27.4% for the nine months ended December 31, 2010 from 30.4% for the same period in fiscal 2010. Stock-based compensation expense allocated to cost of professional services was $56,000 and $81,000 for the nine months ended December 31, 2010 and 2009, respectively. We believe the weaker demand for our consulting services during the three and nine months ended December 31, 2010, as compared to the same period in fiscal 2010, was due to the increase in the proportion of sales of our application performance management products, as our application performance management products generally require less time to implement as compared to our other products.

Operating Expenses

Research and Development. Research and development expenses were $8.8 million and $8.0 million for the three months ended December 31, 2010 and 2009, respectively, representing an increase of 9.5%. The increase in research and development expenses for the three months ended December 31, 2010, as compared to the same period in fiscal 2010, was largely due to a $580,000 increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $303,000 and $172,000 for the three months ended December 31, 2010 and 2009, respectively. Research and development expenses were $25.4 million and $23.6 million for the nine months ended December 31, 2010 and 2009, respectively, representing an increase of 7.8%. The increase in research and development expenses for the nine months ended December 31, 2010, as compared to the same period in fiscal 2010, was largely due to a $1.9 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products, which was partially offset by a decrease in common area maintenance costs related to facilities and lower legal fees associated with patent services. Stock-based compensation expense allocated to research and development was $641,000 and $424,000 for the nine months ended December 31, 2010 and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $13.3 million and $11.4 million for the three months ended December 31, 2010 and 2009, respectively. The increase of 16.8% was largely due to a $932,000 increase in sales commissions resulting from sales growth, and a $642,000 increase in conference and trade show expenses resulting from more normalized marketing expenditures following the global economic downturn.

Stock-based compensation expense allocated to sales and marketing was $165,000 and $109,000 for the three months ended December 31, 2010 and 2009, respectively. Sales and marketing expenses were $35.1 million and $31.7 million for the nine months ended December 31, 2010 and 2009, respectively. The increase of 10.8% was largely due to a $1.7 million increase in conference and trade show expenses resulting from more normalized marketing expenditures following the global economic downturn, and a $1.1 million increase in sales commissions resulting from sales growth. Stock-based compensation expense allocated to sales and marketing was $357,000 and $307,000 for the nine months ended December 31, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses were $3.6 million and $2.7 million for the three months ended December 31, 2010 and 2009, respectively. The increase of 35.3% was largely due to a $749,000 increase in performance-related variable compensation expense. Stock-based compensation expense allocated to general and administrative expense was $171,000 and $114,000 for the three months ended December 31, 2010 and 2009, respectively. General and administrative expenses were $9.6 million and $8.0 million for the nine months ended December 31, 2010 and 2009, respectively. The increase of 19.9% was the result of an $816,000 increase in performance-related variable compensation expense, a $350,000 increase in bad debt expense, and a $233,000 increase in professional service fees. Stock-based compensation expense allocated to general and administrative expense was $383,000 and $305,000 for the nine months ended December 31, 2010 and 2009, respectively.

Interest and Other Expense, net. Interest and other expense net, was an expense of $54,000 and an expense of $16,000 for the three months ended December 31, 2010 and 2009, respectively. Interest and other (expense) income, net, was an expense of $85,000 and an expense of $4,000 for the nine months ended December 31, 2010 and 2009, respectively. The net change for the three and nine months ended December 31, 2010, as compared to the same periods in fiscal 2010, was primarily the result of realized foreign currency gains and losses, which were partially offset by an increase in interest income.

Provision for Income Taxes. Our effective tax rate was 22.1% and 31.5% for the three months ended December 31, 2010 and 2009, respectively. Our tax rate differed from the statutory tax rate in these periods principally due to state income taxes, the difference between the U.S. and foreign tax rates, research and development credits, the domestic production activities deduction, and book compensation under our ESPP not deductible for tax purposes. The decrease in our effective tax rate for the three months ended December 31, 2010, as compared to the same period in the prior fiscal year, was largely due to adjusting our third quarter tax provision to reflect the benefit of the retroactive reinstatement of the research and development tax credit back to January 1, 2010 as a result of law enacted in December 2010. Our effective tax rate was 31.3% and 29.8% for the nine months ended December 31, 2010 and 2009, respectively. The increase in our effective tax rate for the nine months ended December 31, 2010, as compared to the same period in the prior fiscal year, was largely due to a lower proportion of research and development tax credits based on higher pre-tax book income for the nine months ended December 31, 2010 compared to December 31, 2009.

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007.

During the quarter ended September 30, 2010, the IRS completed its examination of our fiscal 2007 federal tax return. As a result of the IRS settlement, we recorded a decrease in the unrecognized tax benefits related to uncertain tax positions of $106,000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of December 31, 2010, we had cash, cash equivalents and marketable securities totaling $101.0 million.

Net cash provided by operating activities was $12.8 million and $16.8 million for the nine months ended December 31, 2010 and 2009, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable due to an increase in sales bookings and a decrease in cash provided by changes in deferred revenue due to growth in customers renewing software maintenance contracts, which was partially offset by an increase in net income.

Net cash used in investing activities was $40.0 million and $1.7 million for the nine months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010, we used funds of $43.0 million to purchase marketable securities, funds of $2.2 million to acquire substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., a privately held software company headquartered in San Francisco, California, and funds of $2.8 million to purchase property and equipment. We received proceeds of $8.1 million from the sale or maturity of investments. For the nine months ended December 31, 2009, we used funds of $2.2 million to purchase property and equipment and funds of $433,000 to acquire technology. We also received proceeds of $1.0 million from the maturity of investments.

Net cash used in financing activities was $11.6 million and $5.8 million for the nine months ended December 31, 2010 and 2009, respectively. During the nine months ended December 31, 2010, we used funds of $22.8 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010, September 14, 2010, and December 7, 2010, and a special dividend of $0.75 per share to stockholders of record on November 14, 2010. During the nine months ended December 31, 2009, we used funds of $5.6 million to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009 and September 15, 2009, and December 15, 2009. We used $3.3 million and $1.1 million to acquire 213,875 and 100,885 shares of our common stock during the nine months ended December 31, 2010 and 2009, respectively. During the nine months ended December 31, 2010 and 2009, respectively, 17,737 and 12,930 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period and the remainder were purchased under our ongoing stock repurchase plan. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the nine months ended December 31, 2010 and 2009, respectively, we received proceeds of approximately $12.8 million and $273,000 and issued 1,123,031 and 43,299 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2010 and 2009, respectively, we received proceeds of approximately $727,000 and $625,000 and issued 70,178 and 87,748 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2010 and 2009, excess tax benefits from the exercise of stock options were $967,000 and $5,000, respectively.

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

As of December 31, 2010, we did not have any capital lease obligations. The existing lease for our corporate office located in Bethesda, Maryland expired on January 31, 2011. On January 31, 2011, we renewed the lease. The office space consists of approximately 60,000 square feet and has been renewed through January 31, 2021, exclusive of renewal options. The lease provides for one renewal option (at the option of the landlord) for not less than three and one half years and not more than ten years. The lease also provides for a short-term extension at January 31, 2021 (at the option of the tenant) of three months. The minimum lease payments, inclusive of aforementioned short-term extension, as of January 31, 2011 are approximately $27.4 million over the period from February 1, 2011 through April 30, 2021. The monthly rent for the first lease year is $200,000, and is subject to escalation of 3.75% each year. The lease also requires us to maintain a security deposit of approximately $471,000 in the form of a bank letter of credit. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 4, 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At December 31, 2010, we had $66.0 million in cash and cash equivalents and $35.0 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2010, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.0 million.

At December 31, 2010, $38.2 million of our $66.0 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2010 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $887,000 and a loss of $719,000 at December 31, 2010 and 2009, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 25.1% and 21.0% of our total revenue for the nine months ended December 31, 2010 and 2009, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the nine months ended December 31, 2010 and 2009, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $55,000 and $39,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2010. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	1,416	$19.94	1,416	503,522
November 1 – 30, 2010	111	$24.29	111	503,411
December 1 – 31, 2010	15,247	$26.83	15,247	488,164

Total	16,774	$26.23	16,774	488,164

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of December 31, 2010, we had repurchased an aggregate of 1,511,836 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

	By:	/S/ MEL F. WESLEY
Date: February 4, 2011	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

10.1	FY 2011 Executive Incentive Bonus Program, incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on November 2, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.