Form 10-K
period 2011-03-31
OPNET TECHNOLOGIES INC
filed 2011-06-03
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2010, as reported on the NASDAQ Global Select Market, was approximately $209,970,798. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on May 31, 2011 was 22,308,857.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

PART I

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2012.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 3, 2011. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 3, 2011.

Fiscal Year Convention

The years ended March 31, 2011, 2010, and 2009, are referred to as “fiscal 2011,” “fiscal 2010,” and “fiscal 2009,” respectively, in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, or Annual Report, the “Company”, “we,” “us,” and “our” refer to OPNET Technologies, Inc. and its wholly-owned and wholly-controlled subsidiaries unless the context otherwise indicates.

OPNET Technologies, Inc. is a provider of application and network performance management solutions. Our software products address application performance management, or APM, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

In many business environments, applications that were once largely static for long intervals must now be managed as dynamic systems due to the rapid rate of change affecting all of their components. Dynamic aspects of service delivery include: change in the network infrastructure, which is shared among all applications; change in the computing infrastructure, especially with the deployment of server virtualization; and finally, the business-driven need to rapidly deploy new functionality and “bug fixes” into the code of the application itself.

Within this rapidly evolving, complex environment, traditional approaches to managing the performance of applications and networks are no longer sufficient to empower information technology, or IT, to provide the requisite level of service to the enterprise. These traditional approaches provide the ability to monitor, record, and alert on basic health and status metrics of the individual elements that constitute the service delivery infrastructure. However, traditional approaches fall short for two fundamental reasons: the information that is gathered is insufficiently fine-grained; and there is an absence of the analytical tools needed to combine and correlate the many sources of information to deliver actionable information.

OPNET differentiates itself from other providers of application and network performance management by offering solutions that directly tackle the challenges that have emerged in IT service management. Central to OPNET’s approach is its “High Definition” blueprint for APM, which describes both technology architecture and go-to-market strategy, highlighting differentiating characteristics of OPNET’s approach. OPNET’s High Definition APM offerings embody the critical attributes of an effective APM solution, and are characterized by the following;

•

Breadth: Applications are implemented across many functional domains in the IT infrastructure. All of these domains affect application performance. An APM solution with breadth provides visibility into all or most of these areas.

•

Depth: The nature of the collected data is also a key determinant of APM functional scope. Depth is the “high resolution” part of High Definition. It means that the collected information is rich enough to characterize problems, uncover behavioral patterns, and isolate the root cause of performance issues. OPNET’s APM approach emphasizes a combined analysis of two types of data: performance data and forensic data. Performance data consists of metrics recorded over time; this data is also frequently aggregated over regular time intervals. Forensic data digs deeper into the inner workings of transactions as they proceed through the infrastructure. Forensic information includes code level traces, such as method calls and their parameters; detailed resource tracking, such as memory allocations; and deep packet inspection of network traffic.

•

Analytics: Breadth and depth multiply to yield a challenge: vast quantities of data. Putting that data to work to solve problems requires advanced tools. OPNET calls these tools “Analytics”: an array of algorithms and techniques for extracting useful information from data collected by the APM instrumentation. OPNET has been a pioneer in introducing advanced, yet practical, analytics in APM solutions.

•

Integration: To address each of the domains of an application requires specialized tools. These tools, by their nature, have different workflows and manipulate different types of information. However, using the tools in a coordinated fashion delivers support and efficiency to APM users. OPNET’s integrated solution suite provides workflows that transition between domains contextually, as well as true correlation and data fusion.

•

Low overhead: All of these capabilities become impractical to deploy if they impose overhead that noticeably degrades application performance. OPNET has specialized in developing zero-overhead passive monitoring and low-overhead agent-based technologies to collect data for its APM solutions. All of OPNET’s APM solutions are designed for production environments.

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

We market focused software products for each of our target markets. We sell our products to both Fortune 1000 and mid-size companies. Some examples of our customers include:

•

Corporate enterprises, such as Amgen, BNP Paribas, Canadian Broadcasting Corporation, Del Monte Food Corporation, Ergon Energy, GameStop, GlaxoSmithKline, Healthcare Partners, Hyundai Securities, infoUSA, International Rescue Committee, Jostens, Kuwait International Bank, Major League Baseball, Manpower Midway USA, Midway USA, Moody’s, National Collegiate Athletic Association, Omnicom Media Group, Philadelphia Stock Exchange, Starwood Hotels & Resorts, United Arab Shipping Company, and Visteon;

•

Government agencies, such as the California Highway Patrol CHiPs, Florida Department of Education, Federal Bureau of Investigations, the Federal Communications Commission, the Internal Revenue Service, the United States Department of Defense, the United States Department of Homeland Security, and the United States Government Printing Office;

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

Within this rapidly evolving, complex environment, traditional approaches to managing the performance of IT services are no longer sufficient to empower IT to provide the requisite level of service to the enterprise. These traditional approaches provide the ability to monitor, record, and alert on basic health and status metrics of the individual elements that constitute the service delivery infrastructure. However, these traditional approaches fall short for two fundamental reasons: the information that is gathered is insufficiently fine-grained; and there is an absence of analytical tools needed to combine and correlate the many sources of information to deliver actionable information.

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

OPNET Software Products

Our software products use a variety of advanced technologies to support the analysis of application, network, and server performance under a wide range of current and planned or modeled operating conditions. Many OPNET software products share a significant amount of core software based on an open architecture. Our software architecture enables us to create new software more efficiently, to foster interoperability of our software products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information. We also deliver extensive cross-product integration, to enable our users to realize added value when products are deployed together.

The following sections summarize the OPNET software product portfolio by target market:

Primary Target Market: Enterprise IT (Corporate and Government/Defense)

•

AppCapacity Xpert, formerly called IT Guru Systems Planner, was introduced in December 2006. It provides capacity planning for servers, including planning for migration from physical-to-virtual server environments.

•

AppInternals Xpert was first introduced in December 2004. AppInternals Xpert delves into the complex software frameworks and operating systems of modern servers to extract large amounts of performance and forensic data to support all aspects of APM from the server perspective. AppInternals Xpert can provide analysis for any type of application, but particularly excels in Java and .NET environments. It continuously monitors thousands of system and application metrics and automatically detects and ranks performance and behavior anomalies. Its patented correlation technology automatically reveals relationships among metrics, highlighting the corresponding causal connections between components, resources, and code-level behavior in order to perform root cause analysis. AppInternals Xpert uses patented technology to automatically provide deep instrumentation in application code with very low overhead.

•

AppMapper Xpert was introduced in January 2011. AppMapper Xpert automatically produces run-time application maps, identifying the underlying application components and infrastructure components that enable a production application. This dynamic model of the application, captured at the time of execution, is essential for troubleshooting application performance problems. It also provides critical information to improve a host of other operational workflows, such as configuration and change management, and data center virtualization and consolidation. AppMapper Xpert provides visibility into the interaction between applications and the underlying infrastructure, enabling IT organizations to effectively assess and respond to events and conditions that affect application service levels.

•

AppResponse Xpert, previously called Ace Live, was introduced in December 2007. AppResponse Xpert is an appliance-based solution that continuously monitors and analyzes end-user experience for all users and transactions. The solution also supports in-depth monitoring and analysis of the underlying network, a domain that is vital to comprehensive APM. AppResponse Xpert leverages the central role of the network in transporting transaction data to obtain vital information about relationships among clients and servers, and also among server tiers. This information is useful for performance analysis and troubleshooting in AppResponse Xpert and also for application discovery and dependency mapping functions performed by AppMapper Xpert. On-board analytics extract transactions from application flows and break down application response time, identifying which parts of the infrastructure are contributing most to delays. Add-on modules provide analytics for voice over IP, or VOIP, and Netflow.

•

AppSQL Xpert was introduced in September 2010. AppSQL Xpert provides deep visibility into database performance through real-time monitoring of a broad range of metrics, with drilldowns to fine-grained forensic database transaction data for troubleshooting. It performs detailed tracking of database usage for trending and performance optimization. It also detects database policy violations, such as unauthorized access and suspicious usage patterns. AppSQL Xpert provides analysis of database performance while offering an agentless approach that imposes zero overhead on database operation.

•

AppTelemetry Xpert was introduced as APM Element Insight in June 2010. AppTelemetry Xpert uses remote instrumentation interfaces, such as SNMP to capture performance information from infrastructure components which may otherwise be difficult to access, including servers, application components, network devices, and vendor-specific management systems. AppTelemetry Xpert supplies this data, on both a historical and real-time basis, to the rest of OPNET’s APM solution suite for a more complete picture of end-to-end application performance.

•

AppTransaction Xpert, formerly called ACE Analyst, was first introduced in May 2000. AppTransaction Xpert is a powerful tool for detailed analysis of individual transactions. In today’s complex application architectures, a single transaction can involve many tiers and require thousands of messages to traverse the network. This solution, which processes and merges traces taken in the production environment, makes extensive use of visualization and analytics to accelerate troubleshooting in production, as well as pre-deployment testing and prediction. In production, the combination of AppResponse Xpert and AppTransaction Xpert provides a seamless workflow that spans monitoring, alerting, triage, root cause diagnosis, and remediation guidance. In pre-deployment, AppTransaction Xpert is our solution for application network readiness testing.

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

•

VNE Server was first introduced in June 2002. VNE Server, or Virtual Network Environment Server, automatically maintains a detailed, near real-time data model of the production IT network. VNE Server includes a suite of adapters that obtain topology, traffic, and other information from network devices as well as a broad range of third-party data sources. VNE Server automates the data collection process for other OPNET products, including IT Guru Network Planner and SP Guru Network Planner. VNE Server capabilities are included in IT Sentinel and SP Sentinel.

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

•	AppResponse Xpert is used by service providers who deliver managed network and data center services to enterprises to ensure application performance.

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

Customers

For fiscal 2011, 2010, and 2009 we generated 25.9%, 22.5%, and 21.1%, respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2011, 2010 or 2009. Note 16 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2011, 2010 and 2009, revenue from transactions with United States government agencies was approximately 32.5%, 39.9%, and 35.3%, respectively, of our total revenue. Government sales are subject to a variety of risks, including appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions and a decline in government spending.

Sales and Marketing

We sell our software products and related services through our direct sales force, our international subsidiaries, alliances with third parties called the SYNERGY program, third-party distributors, and value-added resellers, or VARs. To date, VARs have not accounted for more than 10% of our revenue. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2011, our sales and marketing teams consisted of 186 employees, including 96 quota-carrying and inside salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; our overseas subsidiaries in Paris, France; Slough, United Kingdom; Mainz, Germany; Ghent, Belgium; and Singapore; and our branch office in Beijing, China.

Our international sales activities are also supported by 79 VARs that offer our products in Australia, Austria, Brazil, Finland, France, Germany, Greece, India, Indonesia, Israel, Japan, Netherlands, New Zealand, Norway, Poland, Romania, Russia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

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

For thirteen of the past fourteen years, we have sponsored OPNETWORK, an international technology conference convened in Washington, D.C. that focuses on application and network management for professionals in all areas of networking and information technology. OPNETWORK 2010, which was held in August 2010, included approximately 600 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, more than 1,800 IT and engineering professionals participated in the conference. We did not hold the event in 2009 due to travel restrictions imposed on many of our users in response to the economic climate. We intend to hold OPNETWORK again in August 2011.

Service and Support

Our service and support offerings include:

•	consulting services;

•

product updates, technical support and services, which includes product updates and training services on a when-and-if available basis for customers with current maintenance agreements, and technical support by telephone, e-mail or fax; and

•	training for customers without current maintenance agreements, which includes courses that enable our customers to more effectively use our products.

We offer consulting services to assist our clients, facilitate the adoption of our software products, and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2011, our consulting staff consisted of 86 employees.

Our customers may purchase product updates, technical support and services, all of which except technical support are provided on a when-and-if available basis under our maintenance agreement. Payments for product updates, technical support and services whether on an initial order or on a renewal order, are generally made in advance and are nonrefundable.

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

We have a core team of 20 technical support staff supplemented by a limited number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our software products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations under separate contracts. As of March 31, 2011, our full-time training staff consisted of 5 employees.

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

Our total research and development expense for fiscal 2011, 2010, and 2009 was approximately $34.7 million, $32.0 million, and $30.8 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; Santa Clara, California: and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2011, our research and development staff consisted of 217 engineers and technical professionals.

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

We currently hold registered trademarks in the United States for all of our primary marks, including OPNET, OPNETWORK, IT Guru, IT Sentinel, Netbiz, NetMapper, OPNET Modeler, SP Guru, SP Sentinel, VNE Server, WDM Guru, OPNET LoadScaler, OPNET TestCreator, OPNET Panorama, and OPNET nCompass. We have pending applications and additional registrations in the United States for many of our other marks including Ace Live Insights, Know Your Network, Service Insight and NetOne. We also hold additional registered and unregistered trademarks in the United States and around the world and register those marks when and where appropriate. We expect to add new marks to our trademark portfolio and maintain our current portfolio commensurate with the continued use of existing registered and unregistered marks, especially our house mark OPNET. We have applied for and obtained numerous registrations for our marks in foreign countries. For the term OPNET, we hold registrations in the following countries: Benelux, France, Germany, Japan, the Peoples Republic of China, Taiwan, Spain and the United Kingdom and have additional applications pending in Italy and Spain. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have 46 patents granted by the United States Patent and Trademark Office. Our patents will expire between 2018 and 2029. We also have 65 pending United States patent applications that, if granted, would expire approximately 20 years from their respective filing dates. Seven of these are provisional patent applications for which we expect to pursue non-provisional applications within the next year. With regard to foreign patent protection, we have one patent granted by the European Patent Office and eight pending European patent applications. Additionally, we plan on pursuing one more European patent application within the next year. We believe that, because of the rapid pace of change in our industry, intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success.

Executive Officers and Directors of the Registrant

Our executive officers and directors, and their ages as of June 3, 2011, are as follows:

Name	Age	Position
Marc A. Cohen	47	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	44	President, Chief Technology Officer and Director
Mel F. Wesley	39	Vice President and Chief Financial Officer

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

Mel F. Wesley has served as our Vice President and Chief Financial Officer since July 2005. Mr. Wesley served as our Acting Chief Financial Officer from December 2004 to July 2005 and our Corporate Controller from June to December 2004. From August 2003 to June 2004, Mr. Wesley served as Corporate Controller for SteelCloud, Inc., a publicly traded corporation that provides design, development and manufacturing of network appliances and infrastructure server products. From October 2000 to August 2003, Mr. Wesley served as an Assistant Controller for Learning Tree International, Inc., a publicly traded corporation that provides training to information technology professionals and managers. Mr. Wesley received a bachelor’s degree in accounting and a master of business administration from George Mason University. Mr. Wesley is also licensed as a Certified Public Accountant in Virginia.

Employees

As of March 31, 2011, we had 578 full-time employees, 518 of whom were located in the United States. The 578 full-time employees included 186 in sales and marketing, 86 in professional services and support, 247 in engineering, research and development, and 59 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Our products are designed to enhance our customers’ ability to manage their applications and networks. However, general instability in the economy, including concerns regarding the after-effects of the global recession, or a general slowdown in the global economy, or in a particular region, or business or industry sector, such as the financial services sector, or tightening of credit markets, could cause our customers to:

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

Our operating results may fluctuate significantly as a result of factors outside of our control, including current economic conditions, which could cause the market price of our stock to decline.

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

•

changes in the mix of our sales, including the mix between higher margin software products and maintenance and lower margin professional services, and the proportion of our product sales requiring us to make royalty payments;

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

We sell our products primarily through our direct sales force, and we must expand the size of our direct sales force to increase revenue. If we are unable to hire or retain qualified sales personnel, if newly hired personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales people require a long period of time to become productive, typically three to nine months. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to expand our direct sales force. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our direct sales force, or we may be unable to manage a larger direct sales force.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 32.5%, 39.9%, and 35.3% of our total revenue for fiscal 2011, 2010, and 2009, respectively. Government sales entail a variety of risks including:

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

•

A portion of our products and services are included on a General Services Administration, or GSA schedule. We believe that the GSA schedule facilitates our sales to United States government agencies. The loss of the GSA schedule covering our products and services could adversely affect our results of operations.

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

•

We could face expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as a subcontractor, protest or challenge contract awards made to us or to our prime contractors pursuant to competitive bidding.

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

It is difficult for us to forecast the timing and recognition of revenue from sales of our products because prospective customers often take significant time evaluating our products before purchasing them. The period between initial customer contact and a purchase by a customer may vary from one month to more than a year. During the sales process, the customer may decide not to purchase or may reduce proposed orders of our products for various reasons, including changes in budgets and purchasing priorities. Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

Our ability to increase our sales may be impaired if we do not expand and manage our indirect distribution channels.

To increase our sales, we must, among other things, further expand and manage our indirect distribution channels, which consist of alliances with third parties called the SYNERGY program, third-party distributors, and value-added resellers, or VARS. If we are unable to expand and manage our relationships with our indirect distributors, our indirect distributors are unable or unwilling to market and sell our products effectively, or we lose existing indirect distributor relationships, we might not be able to increase our revenue. Our indirect distributors have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

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

Our existing customers have traditionally generated additional revenue from consulting services, renewed maintenance agreements, and the purchase of additional software products, which represent the majority of our annual revenue. The maintenance agreements are generally renewable at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may decide not to purchase additional products or services. If our existing customers fail to renew their maintenance agreements or fail to purchase additional products or services, our revenue could decrease.

Increases in professional services revenue as a percentage of total revenue could decrease overall margin.

We realize significantly lower margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower. Although professional services revenue has been declining as a percentage of revenue, accounting for 15.0%, 21.2%, and 23.3% of our total revenue for fiscal 2011, 2010, and 2009, respectively, this trend may not continue.

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

In fiscal 2011, 25.9% of our revenue, or $38.3 million, was generated from customers outside the United States. In fiscal 2010, 22.5% of our revenue, or $28.4 million, was generated from customers outside the United States. In fiscal 2009, 21.1% of our revenue, or $26.0 million, was generated from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could reduce our revenue. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenue. Our success and ability to compete depends substantially upon the internally-developed technology that is incorporated in our products. Policing unauthorized use of our products is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Others may circumvent the patents, copyrights, and trade secrets we own. In the ordinary course of business, we enter into a combination of confidentiality, non-competition, and non-disclosure agreements with our employees.

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

We have in the past had to, and in the future may have to, defer recognition of product revenue due to several factors, including whether:

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

We have historically pursued acquisitions as a key part of our business strategy. We may continue to acquire or make investments in companies, products or technologies if opportunities arise. Any acquisition could be expensive, disrupt our ongoing business, distract our management and employees, and adversely affect our financial results and the market price of our common stock. We may not be able to identify suitable acquisition or investment candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees, or operations. In addition, the key personnel of the acquired company may decide not to work for us.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. We had approximately $15.4 million of goodwill recorded on our balance sheet as of March 31, 2011. The goodwill reflects the fact that the fair value of the net tangible assets acquired in past acquisitions was less than the purchase price. We may not realize the full value of the goodwill. We evaluate goodwill for impairment on an annual basis or more frequently if events and circumstances suggest that the asset may be impaired. If goodwill is determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, we may record additional goodwill. The possible write-off of the associated goodwill could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The price of our common stock may decrease due to market volatility.

The market price of our common stock has historically been volatile and has fluctuated significantly. The market price of our common stock may continue to fluctuate in response to a number of factors, some of which are beyond our control. Trading activity of our stock has historically been relatively thin, in part as a result of officers and directors and institutional stockholders holding a significant percentage of our stock. In addition, the market price of securities of technology companies have been volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Also, broad market fluctuations could adversely impact the market price of our common stock, which in turn could cause impairment of goodwill that could materially and adversely impact our financial condition and results of operations.

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

Our corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2021, exclusive of renewal options, and the lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. We also lease office space in the following locations: Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Colorado Springs, Colorado; Ghent, Belgium; Paris, France; Slough, United Kingdom; Singapore; Beijing China; and Mainz, Germany.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Stock Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the intra-day high and low sale prices of our common stock as reported by the NASDAQ Stock Market.

Quarter ended	High	Low
June 30, 2009	$10.75	$6.92
September 30, 2009	11.56	8.24
December 31, 2009	12.70	10.01
March 31, 2010	16.20	11.70
June 30, 2010	17.12	14.46
September 30, 2010	19.60	13.01
December 31, 2010	27.28	16.80
March 31, 2011	39.00	24.38

Number of Stockholders of Record

As of May 31, 2011, we had approximately 106 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,131,997	$9.42	2,877,325	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,131,997	$9.42	2,877,325

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2011, all of the remaining 2,198,337 shares under our Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 678,988 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2011. Also includes 2,198,337 shares issuable under the 2010 Plan. Under the 2010 Plan, beginning with the 2011 calendar year, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to the lesser of (i) 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board of Directors, or the Board, in either case not to exceed an annual increase of 1,000,000 shares. See Note 2, “Stock-Based Compensation,” in the accompanying notes to our consolidated financial statements for more information.

Dividends

We did not declare or pay any dividends in fiscal 2009. The following table summarizes our quarterly cash dividend payments for fiscal 2011 and 2010 and our one-time special dividend payment in November of 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09
January 27, 2010	March 15, 2010	March 30, 2010	$0.09
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10
January 26, 2011	March 16, 2011	March 30, 2011	$0.10

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

Stock Repurchase Plan

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1– 31, 2011	—	—	—	488,164
February 1– 28, 2011	9,524	$30.40	9,524	478,640
March 1 – 31, 2011	—	—	—	478,640

Total	9,524	$30.40	9,524	478,640

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of March 31, 2011, we had repurchased 1,521,360 shares of common stock under this program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2011, 2010, and 2009, and the balance sheet data as of March 31, 2011 and 2010, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2009, 2008 and 2007 and the statement of operations data for the years ended March 31, 2008 and 2007 are derived from our consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$72,392	$52,252	$51,211	$38,838	$43,186
Product updates, technical support and services	53,392	47,264	43,067	34,787	28,062
Professional services	22,202	26,831	28,601	27,721	23,882

Total revenue	147,986	126,347	122,879	101,346	95,130

Cost of revenue:
Product	9,293	5,983	3,536	1,035	638
Product updates, technical support and services	5,260	4,859	4,665	4,514	3,264
Professional services	16,183	19,328	20,911	19,154	15,904
Amortization of acquired technology	2,050	1,835	2,172	1,486	723

Total cost of revenue	32,786	32,005	31,284	26,189	20,529

Gross profit	115,200	94,342	91,595	75,157	74,601

Operating expenses:
Research and development	34,718	32,043	30,791	27,471	21,688
Sales and marketing	48,733	43,181	42,533	39,357	34,133
General and administrative	12,947	11,011	11,857	11,747	10,994

Total operating expenses	96,398	86,235	85,181	78,575	66,815

Income (loss) from operations	18,802	8,107	6,414	(3,418)	7,786
Interest and other (expense) income, net	(151)	(70)	1,246	3,579	3,834

Income before provision for income taxes	18,651	8,037	7,660	161	11,620
Provision (benefit) for income taxes	6,250	2,214	2,928	(372)	3,655

Net income	$12,401	$5,823	$4,732	$533	$7,965

Basic net income per common share	$0.57	$0.28	$0.23	$0.03	$0.39

Diluted net income per common share	$0.55	$0.28	$0.23	$0.03	$0.37

Basic weighted average shares outstanding	21,429	20,529	20,296	20,342	20,357
Diluted weighted average shares outstanding	22,130	20,790	20,533	20,596	21,189

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$114,728	$104,681	$91,989	$85,829	$91,381
Total assets	$191,823	$178,352	$166,064	$153,538	$147,658
Dividends declared per common share (a)	$1.15	$0.36	$—	$—	$—
Total stockholders’ equity	$124,823	$118,676	$116,505	$110,645	$112,871

(a)	Includes special dividend of $0.75 per share in fiscal 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OPNET Technologies, Inc. is a provider of application and network performance management, or APM, solutions. Our software products address application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software products and related services. Our operations are principally in the United States, and we have subsidiaries in Belgium, France, Germany, the United Kingdom and Singapore. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) product, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the years ended March 31, 2011, 2010, and 2009, perpetual licenses represented approximately 91%, 92%, and 93% of product revenue, respectively. Substantially all of our product arrangements include both product licenses and product updates, technical support, and services. Product updates, technical support, and services revenue represent fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

In March 2008, we launched an initiative to extend our market reach by establishing sales alliances with third parties called the Synergy program. The Synergy program is designed to increase the penetration of our software products, particularly into mid-sized organizations. The Synergy program’s primary focus is on selling our application performance management software products, including AppResponse Xpert that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for indirect channel distribution. As of March 31, 2011, there were 139 third parties participating in our Synergy program.

Summary of Our Fiscal 2011 Financial Performance

During fiscal 2011, as compared to fiscal 2010, we generated growth in total revenue and expanded our income from operations and net income. The increase in total revenue was primarily the result of growth in sales of our APM products to corporate enterprise customers. We believe the increase in sales of our APM products is the result of competitive advantages offered by our products and increased sales efforts on our part, together with loosening customer budgets and more normal purchasing patterns as compared to fiscal 2010.

During fiscal 2011, as compared to fiscal 2010, we also generated an increase in deferred revenue and cash flows from operations. The increase in deferred revenue was largely the result of growth in the sale of new maintenance contracts. The increase in cash flows from operations was primarily the result of growth in sales of our products and maintenance contracts together with strong collections activity during fiscal 2011.

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2011	Fiscal 2010	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$147,986	$126,347	$21,639	17.1%
Total cost of revenue	$32,786	$32,005	$781	2.4%
Gross profit	$115,200	$94,342	$20,858	22.1%
Gross profit as a percentage of total revenue (gross margin)	77.8%	74.7%
Total operating expenses	$96,398	$86,235	$10,163	11.8%
Income from operations	$18,802	$8,107	$10,695	131.9%
Income from operations as a percentage of total revenue (operating margin)	12.7%	6.4%
Net income	$12,401	$5,823	$6,578	113.0%
Diluted net income per common share	$0.55	$0.28	$0.27	96.4%
Other Operations Data:
Total employees (period end)	578	582	(4)	(0.7)%
Total average employees	567	580	(13)	(2.2)%
Total consultants (period end)	86	100	(14)	(14.0)%
Total period end quota-carrying sales persons (excluding directors and inside sales representatives)	73	72	1	1.4%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$114,728	$104,681	$10,047	9.6%
Cash flows from operating activities	$26,675	$21,777	$4,898	22.5%
Total deferred revenue (period end)	$47,497	$43,371	$4,126	9.5%

We achieved growth in product revenue and product updates, technical support and services revenue, offset by a decrease in professional services revenue during fiscal 2011, as compared to fiscal 2010. Product revenue increased by $20.1 million, or 38.5%, and product updates, technical support and services revenue increased by $6.1 million, or 13.0%, which was partially offset by a decrease in professional services revenue of $4.6 million, or 17.3%. The increase in product revenue was the result of growth in sales to corporate enterprise customers. The increase in revenue from product updates, technical support and services revenue reflects growth in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts. The sequential decrease in revenue from professional services was largely the result of a decrease in billable hours worked on projects for United States government customers. We believe the decrease in billable hours worked on projects for United States government customers was primarily related to budget constraints. We believe the sequential decrease in revenue from professional services is also due to an increase in the proportion of sales of our APM products as compared to our other products, as our APM products generally require less consulting services to implement. Total revenue generated from sales to United States government customers decreased by $2.2 million during fiscal 2011 as compared to fiscal 2010. The percentage of total revenue from United States government customers decreased to 32.5% in fiscal 2011 from 39.9% in fiscal 2010. We believe the decrease in revenue from United States government customers was due to budget constraints experienced by United States government customers during fiscal 2011.

Our international revenue increased 35% to $38.3 million, or 25.9% of total revenue, for fiscal 2011. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. The increase in international revenue was primarily the result of growth in sales of our APM products to corporate enterprise customers. International revenue in fiscal 2011 also benefited from a more experienced direct sales force, an increased number of VARs, and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2011. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2011, gross profit increased 22.1% to $115.2 million. Our gross margin increased to 77.8% for fiscal 2011 from 74.7% in fiscal 2010. The increase in our gross profit and gross margin was primarily due to an increase in product revenue of $20.1 million in fiscal 2011 and an increase in our product updates, technical support and services revenue of $6.1 million during fiscal 2011 as compared to fiscal 2010, as our gross margin on product revenue and product updates, technical support and services revenue during fiscal 2011 was 87.2% and 90.2%, respectively.

During fiscal 2011, operating income increased to $18.8 million from $8.1 million during fiscal 2010. The increase in operating income was largely the result of an increase in revenue of 17.1%, while holding our operating expense increase to 11.8%.

Trends that May Affect Our Business and Future Results

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers will be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend in part on our ability to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our APM products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our APM products generally require less consulting time to implement. As a result of these factors, we believe that we will likely experience fluctuations in quarterly revenue.

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

Research and Development Expense. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our APM products. We believe there is more competition in the markets served by our APM products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2010 and 2011, and we plan to continue making investments in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease this expense as a percentage of revenue will depend upon increases in our revenue, among other factors.

Sales and Marketing Expense. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2011, we focused on improving the productivity of our existing sales force and only made modest investments in additional direct sales personnel. We plan to accelerate our hiring of quota-carrying salespeople as compared to fiscal 2011 in order to address what we believe is a large and growing market for our products. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our APM products. While we expect that the absolute dollar amount of sales and marketing expense will increase in fiscal 2012 as compared to fiscal 2011, our ability to lower this expense as a percentage of revenue will depend upon increases in our revenue.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease this expense as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 12.7% during fiscal 2011 from 6.4% during fiscal 2010. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expense in order to maximize our operating margin.

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

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use our software as well as the hardware that we use to deliver our AppResponse Xpert software products. It excludes revenue derived from product updates, which is included in product updates, technical support and services revenue. For the years ended March 31, 2011, 2010, and 2009, perpetual licenses represented approximately 91%, 92%, and 93% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. We analyze each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is our customary practice to have a written software license agreement, which is signed by both the end user and us, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with us, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which we collectively refer to as resellers, are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and us, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, our master reseller agreement requires that the reseller provide us copies of the end user’s executed software master license agreements.

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

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. We continually review tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2011, the gross unrecognized benefit related to uncertain tax benefits was $691,000, $669,000 of which would favorably affect the effective income tax rate in future periods. The total amount of gross unrecognized tax benefits related to uncertain tax positions as of April 1, 2010 was $786,000. Of this total, $761,000 represents the amount of unrecognized tax benefits, net of federal benefit on state issues that, if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011, 2010, and 2009 follows:

	2011	2010	2009
	(in thousands)
Beginning balance	$786	$804	$838
Gross decreases – prior period tax positions	—	45	—
Gross increases – current period tax positions	154	150	139
Gross increase – prior period tax postions	60	—	—
Settlements	(106)	(19)	—
Lapse of statute of limitations	(203)	(197)	(159)
Foreign currency translation adjustment	—	3	(14)

Ending balance	$691	$786	$804

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY08 – FY09
Belgium	FY08 – FY10
France	FY07 – FY10
Germany	FY05 – FY09
Singapore	FY08 – FY10
United Kingdom	FY10
United States	FY08 – FY10
Maryland	FY07 – FY10

We are currently under an income tax audit in Germany for fiscal years 2005 through 2007.

Our continuing practice is to recognize interest, if any, related to income tax matters in interest expense in our consolidated statements of operations and penalties as part of general and administrative expense in our consolidated statements of operations. During fiscal 2011, we recognized $9,000 in potential interest expense associated with uncertain tax positions. During fiscal 2010, we recognized $6,000 in potential interest expense associated with uncertain tax positions and reversed $13,000 associated with potential claims barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2011 was $17,000 and $107,000, respectively.

We believe it is reasonably possible that changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of our state and local income taxes. In the aggregate, we believe the liability for uncertain tax positions could decrease by $30,000 in the next twelve months.

Stock-Based Compensation. ASC 718 Compensation—Stock Compensation requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. We have elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2011 or 2010.

Our stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, which we recognize over the requisite service period.

To estimate the grant-date fair value of our stock options, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. We did not grant any stock options during fiscal 2011. As of March 31, 2011, nonvested stock-based deferred compensation associated with the stock options totaled $710,000, which we expect to recognize over a weighted average period of 2 years.

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

We account for our restricted stock grants as equity awards. The expense is based on the price of our common stock, and is recognized on a straight-line basis over the requisite service period. The restricted stock agreements do not contain any post-vesting restrictions. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted restricted stock. We will recognize the impact on compensation cost due to changes in the expected forfeiture rate of 10% in the period that they become known. We do not apply a forfeiture rate to the restricted stock granted to certain key executives or directors. As of March 31, 2011, nonvested stock-based deferred compensation associated with restricted stock totaled $2.3 million, which we expect to recognize over a weighted average period of 1 year.

Our 2000 Employee Stock Purchase Plan, or ESPP, provides all eligible employees to collectively purchase up to a total of 3,070,000 shares of our common stock. On September 14, 2009, our stockholders voted to increase the number of shares authorized for issuance under the ESPP from 820,000 shares to 3,070,000 shares, effective February 1, 2010. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year. To estimate the fair value of shares issued under our ESPP, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period, which is six months; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury Bond due in six months. To determine expected volatility, we analyze the historical volatility of our stock over the 6 months prior to the first day of the plan period. We calculate the expense based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and we recognize that expense on a straight-line basis over the plan period. As of March 31, 2011, nonvested stock-based deferred compensation associated with the ESPP totaled $197,000, which we expect to recognize over a weighted average period of 4 months.

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

The following table summarizes the composition of our marketable securities at March 31, 2011:

	March 31, 2011
	(in thousands)
					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
United States government obligations	$31,428	$4	$—	$31,432	$31,432	$—

Total marketable securities	$31,428	$4	$—	$31,432	$31,432	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of our financial assets, consisting of cash, cash equivalents, and marketable securities, at March 31, 2011 and 2010:

	Total Fair Value	Fair Value Measurement at March 31, 2011 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

	Total Fair Value	Fair Value Measurement at March 31, 2010 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

At March 31, 2011 and 2010, we valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that we hold. We did not group any financial assets using Level 2 or Level 3 valuations at March 31, 2011 or 2010.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and for the limited circumstances when the customer disputes the amounts due us. Our methodology for determining this allowance requires significant estimates. In estimating the allowance, we consider the age of the receivable, the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions. While we believe that the estimates we use are reasonable, should any of these factors change, our estimates may also change, which could affect the amount of our future allowance for doubtful accounts as well as future operating income. Specifically, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances could be required. As of March 31, 2011 and 2010, accounts receivable and unbilled accounts receivable totaled $34.5 million and $32.8 million, net of an allowance for doubtful accounts of $346,000 and $336,000, respectively.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with ASC 805, Business Combinations and ASC 350, Intangibles—Goodwill and Other. Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, purchased technology we purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006, Network Physics, Inc. in October 2007, and substantially all of the assets of Embarcadero Technologies, Inc. in August 2010. Our intangible assets also consist of customer relationships and acquired workforce assets we purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007 and trade names, trademark, customer relationships, and non-compete agreements we acquired from Embarcadero, Inc. related to the acquisition of substantially all the assets associated with the DSAuditor product line in August 2010. The acquired and purchased technologies are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. We amortize our customer relationship and workforce intangible assets we purchased from Network Physics, Inc. on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. We amortize our trade names, trademark, customer relationships, and non-compete agreements we acquired from Embarcadero, Inc. on a straight-line basis over the expected useful lives. The trade names, trademark and customer relationships have useful lives of five years. The non-compete agreements have a useful life of one year.

We use the projected discounted cash flow method in valuing our acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. We valued the workforce asset associated with the purchase of specified assets of Network Physics, Inc. on a replacement cost basis. We valued the developed technology (now our DSAuditor product line) associated with the acquisition of substantially all of the assets of Embarcadero, Inc. using an income approach known as the Relief-From-Royalty Method. While we believe the assumptions used to value our acquired technology and developed technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology, developed technology, and purchased intangible assets for reasonableness in accordance with ASC 360, Property, Plant and Equipment. If changes in our assumptions at the time of future periodic reviews indicate that the carrying value of our acquired technology and purchased intangible assets exceeds their fair value and we determine that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2011 and 2010, intangible assets totaled $4.5 million and $5.1 million, net of accumulated amortization of $11.9 million and $9.7 million, respectively. We have not recorded any impairment losses to date.

We record goodwill when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if conditions dictate, to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. We performed our annual impairment test of goodwill as of March 31, 2011 and 2010 and concluded that the fair value substantially exceeded the carrying value; therefore, we did not record any impairment. As of March 31, 2011 and 2010, goodwill was $15.4 million and $14.6 million, respectively. No impairment losses have been recorded to date.

Accounting for Software Development Costs. We expense costs incurred in the research and development of new software products as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, thus all research and development costs have been expensed. Consequently, we did not capitalize any research and development costs in fiscal 2011, 2010 or 2009.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Revenue:
Product	48.9%	41.4%	41.7%
Product updates, technical support and services	36.1	37.4	35.0
Professional services	15.0	21.2	23.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	6.3	4.7	2.9
Product updates, technical support, and services	3.6	3.8	3.8
Professional services	10.9	15.3	17.0
Amortization of acquired technology	1.4	1.5	1.8

Total cost of revenue	22.2	25.3	25.5

Gross profit	77.8	74.7	74.5

Operating expenses:
Research and development	23.5	25.4	25.1
Sales and marketing	32.9	34.2	34.6
General and administrative	8.7	8.7	9.6

Total operating expenses	65.1	68.3	69.3

Income from operations	12.7	6.4	5.2
Interest and other (expense) income, net	(0.1)	0.0	1.0

Income before provision for income taxes	12.6	6.4	6.2
Provision for income taxes	4.2	1.8	2.3

Net income	8.4%	4.6%	3.9%

Revenue

Product Revenue. Product revenue was $72.4 million, $52.3 million, and $51.2 million, in fiscal 2011, 2010, and 2009, respectively, representing an increase of 38.5% in fiscal 2011 from fiscal 2010 and an increase of 2.0% in fiscal 2010 from fiscal 2009. For fiscal 2011, the increase in product revenue was primarily due to an increase in sales to corporate enterprise customers. For fiscal 2010, the increase in product revenue was primarily due to an increase in sales to United States government customers and corporate enterprise customers, partially offset by a decrease in sales to service providers and network equipment manufacturers. The increase in fiscal 2011 and 2010 was primarily due to an increase in revenue from sales of our APM products.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $53.4 million, $47.3 million, and $43.1 million, in fiscal 2011, 2010, and 2009, respectively, representing increases of 13% in fiscal 2011 from fiscal 2010 and 9.7% in fiscal 2010 from fiscal 2009. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in product updates, technical support and services revenue in fiscal 2011 and fiscal 2010 primarily reflected increases in the overall customer installed base as compared to the prior fiscal year. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each year is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $41.1 million, $35.5 million, and $29.0 million at March 31, 2011, 2010, and 2009, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for fiscal 2011, 2010, and 2009 were as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(in thousands)
Consulting services	$21,788	$26,399	$27,949
Training and other revenue	414	432	652

Professional services	$22,202	$26,831	$28,601

Professional services revenue was $22.2 million, $26.8 million, and $28.6 million in fiscal 2011, 2010, and 2009, respectively, representing decreases of 17.3% in fiscal 2011 from fiscal 2010 and 6.2% in fiscal 2010 from fiscal 2009. Consulting services revenue accounted for 98.1%, 98.4%, and 97.7%, of professional services revenue for fiscal 2011, 2010, and 2009, respectively. For fiscal 2011, the decrease in professional services revenue was largely the result of a decrease in billable hours worked on projects for United States government customers. We believe the decrease in billable hours worked on projects for United States government customers was primarily related to budget constraints. We believe the sequential decrease in revenue from professional services is also due to an increase in the proportion of sales of our APM products as compared to our other products, as our APM products generally require less consulting services to implement. For fiscal 2010, the decrease in professional services revenue was primarily due to a decrease in billable hours worked on projects related to corporate enterprise customers and service providers. We believe the decrease in billable hours worked in fiscal 2011 and fiscal 2010 were related to the increase in the proportion of sales of our APM products as compared to our other products, as our APM products generally require less consulting services to implement. The percentage of total consulting revenue from United States government customers for fiscal 2011, 2010, and 2009 was 66.5%, 70.4%, and 65.8%, respectively, representing a decrease of 22.0% in fiscal 2011 from fiscal 2010, and an increase of 1.1% in fiscal 2010 from fiscal 2009.

Training and other revenue was $414,000, $432,000, and $652,000 in fiscal 2011, 2010, and 2009, respectively. The decrease in training and other revenue was due to a decrease in custom trainings in fiscal 2011 as compared to fiscal 2010 and in fiscal 2010 as compared to fiscal 2009. We believe the decrease in custom training is largely related to the increase in the proportion of sales of our APM products as compared to our other products, as our APM products generally require less training to utilize.

International Revenue. International revenue was $38.3 million, $28.4 million, and $26.0 million in fiscal 2011, 2010, and 2009, respectively, representing increases of 35.0% in fiscal 2011 from fiscal 2010 and 9.3% in fiscal 2010 from fiscal 2009. International revenue was 25.9%, 22.5%, and 21.1% of total revenue in fiscal 2011, 2010, and 2009, respectively. The increase in international revenue in fiscal 2011 was primarily the result of an increase in sales to corporate enterprise customers, which was partially offset by a decrease in sales to service providers. The increase in international revenue in fiscal 2010 was primarily the result of an increase in sales to corporate enterprise customers, which was partially offset by a decrease in sales to network equipment manufacturers. Our international revenue is primarily generated in Europe and Asia. Our goal is to increase international sales to corporate enterprise customers. International revenue from corporate enterprise customers comprised the largest portion of international revenue for fiscal 2011. During each of fiscal 2011, 2010, and 2009, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cost of product	12.8%	11.5%	6.9%
Cost of product updates, technical support, and services	9.9	10.3	10.8
Cost of professional services	72.9	72.0	73.1

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

Cost of Product Revenue. Cost of product revenue was $9.3 million, $6.0 million, and $3.5 million in fiscal 2011, 2010, and 2009, respectively. The increase in costs of 55.3% from fiscal 2010 to fiscal 2011 and 69.2% from fiscal 2009 to fiscal 2010 were primarily the result of increases in costs related to hardware platforms used to deliver our AppResponse Xpert, formerly ACE Live, software products of $2.4 million and $2.5 million, respectively. Total hardware platform costs related to the delivery of our AppResponse Xpert software products for fiscal 2011, 2010, and 2009 were $7.3 million, $4.9 million, and $2.4 million respectively. Gross margin on product revenue was 87.2%, 88.6%, and 93.1%, for fiscal 2011, 2010, and 2009, respectively.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $5.3 million, $4.9 million, and $4.7 million in fiscal 2011, 2010, and 2009, respectively. Gross margin on product updates, technical support and services revenue was 90.2%, 89.7%, and

89.2%, for fiscal 2011, 2010, and 2009, respectively. The 8.3% increase in cost of product updates, technical support and services revenue for fiscal 2011 as compared to fiscal 2010 was primarily the result of a $272,000 increase in personnel costs necessary to provide technical support and a $67,000 increase in depreciation expense on hardware necessary to provide customer support. The 4.2% increase in cost of product updates, technical support and services revenue for fiscal 2010 as compared to fiscal 2009 was primarily the result of a $93,000 increase in personnel costs necessary to provide technical support and a $35,000 increase in the cost of supplies necessary to support our products. The increases in gross margin on product updates, technical support and services revenue for fiscal 2011 as compared to 2010 and fiscal 2010 as compared to fiscal 2009 were primarily the result of a 13.0% and 9.7% increase in product license updates, technical support and services revenue. Stock-based compensation expense included in cost of product updates, technical support and services was $20,000, $17,000, and $20,000 for fiscal 2011, 2010, and 2009, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $16.2 million, $19.3 million, and $20.9 million in fiscal 2011, 2010, and 2009, respectively. Gross margin on professional services revenue decreased to 27.1% for fiscal 2011 from 28.0% in fiscal 2010. Gross margin on professional services revenue increased to 28.0% for fiscal 2010 from 26.9% in fiscal 2009. The decreases of 16.3% and 7.6% in cost of professional service revenue were largely due to a $2.5 million and $1.3 million decrease in direct labor expense in fiscal 2011 from 2010 and in fiscal 2010 from fiscal 2009, respectively. The decrease in direct labor expense was attributable to decreased staffing levels in response to weaker demand for our consulting services. We believe the weaker demand for our consulting services was due to the increase in the proportion of sales of our APM products to sales of our other products, as our APM products generally require less time to implement. The decrease in gross margin on professional services in fiscal 2011 from fiscal 2010 was primarily due to a decrease in the number of high margin fixed priced projects. The increase in gross margin on professional services in fiscal 2010 from fiscal 2009 was primarily due to the increase in profitability related to certain consulting engagements. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements. Stock-based compensation expense included in cost of professional services was $72,000, $83,000, and $113,000 for fiscal 2011, 2010, and 2009, respectively.

Operating Expenses

Research and Development. Research and development expense was $34.7 million, $32.0 million, and $30.8 million in fiscal 2011, 2010, and 2009, respectively, representing increases of 8.3% in fiscal 2011 from fiscal 2010 and 4.1% in fiscal 2010 from fiscal 2009. The increase in fiscal 2011 from fiscal 2010 was primarily due to a $2.6 million increase in compensation expense as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. The increase in fiscal 2010 from fiscal 2009 was primarily due to a $1.3 million increase in compensation expense as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. We do not capitalize research and development costs since we release our products to the market at the same time that technological feasibility is reached. Stock-based compensation expense included in research and development was $929,000, $676,000, and $591,000 for fiscal 2011, 2010, and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $48.7 million, $43.2 million, and $42.5 million in fiscal 2011, 2010, and 2009, respectively. The 12.9% increase in fiscal 2011 from fiscal 2010 was due to a $2.5 million increase in sales commissions resulting from sales growth, and a $2.2 million increase in conference and trade show expenses resulting from more normalized marketing expenditures following the economic recession. The 1.5% increase in fiscal 2010 from fiscal 2009 was due to a $2.2 million increase in compensation and commission expense as a result of increased staffing levels and higher bookings, travel costs of $337,000 and depreciation expense of $239,000, which were partially offset by a reduction in conference and marketing expenditures of $2.2 million in response to the economic recession. Stock-based compensation expense included in sales and marketing was $468,000, $343,000, and $376,000 for fiscal 2011, 2010, and 2009, respectively.

General and Administrative. General and administrative expense was $12.9 million, $11.0 million, and $11.9 million, in fiscal 2011, 2010, and 2009, respectively. The 17.6% increase in fiscal 2011 from fiscal 2010 was largely due to a $1.3 million increase in performance-related variable executive compensation expense, a $288,000 increase in accounting and tax services, and a $274,000 increase in bad debt expense. The increase in accounting and tax services included costs associated with outside tax advisors working to address the audit of our fiscal 2007 federal tax returns, which was completed by the Internal Revenue Service, or IRS, in July 2010. The 7.1% decrease in fiscal 2010 from fiscal 2009 was largely due to a decrease in compensation expense and bad debt expense. Stock-based compensation expense included in general and administrative was $495,000, $440,000, and $433,000 for fiscal 2011, 2010, and 2009, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net was an expense of $151,000 and an expense of $70,000 for fiscal 2011 and fiscal 2010 respectively. Interest and other (expense) income, net was income of $1.2 million in fiscal 2009. The 115.7% increase in expense in fiscal 2011 from fiscal 2010 was primarily the result of realized foreign currency losses, which were partially offset by an increase in interest income. The change to other expense in fiscal 2010 from other income in fiscal 2009 was primarily the result of a decrease in the interest rates earned on our investment holdings.

Provision for Income Taxes. Our effective tax rate was 33.5%, 27.5%, and 38.2%, for fiscal 2011, 2010, and 2009, respectively. For fiscal 2011, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference between the U.S. and foreign tax rates, research and development credits, the domestic production activities deduction, and compensation expense booked under our ESPP which is not deductible for tax purposes. The increase in our effective tax rate in fiscal 2011 from fiscal 2010 was primarily due to a decrease in tax credits as a percentage of pre-tax net income. For fiscal 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference between the United States and foreign tax rates, research and development credits and the domestic production activities deduction. The decrease in our effective tax rate in fiscal 2010 from fiscal 2009 was primarily due to an increase in tax credits and a decrease in foreign tax expense. The effective tax rate differs from the statutory tax rate and varies from period to period due principally to the amount of income before taxes from various tax jurisdictions, foreign tax expense, and the amount of tax credits available to us in each period from incremental research expenditures. Future provisions for taxes will depend, among other things, on the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

As of March 31, 2011 and 2010, we had cash, cash equivalents and short-term marketable securities totaling $114.7 million and $104.7 million, respectively.

Cash provided by operating activities was $26.7 million, $21.8 million, and $12.1 million for fiscal 2011, 2010, and 2009, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from the exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2011 from fiscal 2010 was primarily attributable to increases in net income, deferred revenue and accrued liabilities. The increase in cash provided by operating activities in fiscal 2010 from fiscal 2009 was primarily attributable to increases in deferred revenue and net income in fiscal 2010, as compared to fiscal 2009, which were slightly offset by a decrease in accrued liabilities.

Net cash used in investing activities was $37.1 million and $2.6 million in fiscal 2011 and fiscal 2010, respectively. Net cash provided by investing activities was $8.3 million in fiscal 2009, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business combinations and technology acquisitions. For fiscal 2011, we used funds of $50.6 million to purchase short-term marketable securities, funds of $3.4 million to purchase property and equipment, and funds of $2.2 million to acquire substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., a privately held software company headquartered in San Francisco, California. For fiscal 2010, we used funds of $3.1 million to purchase property and equipment, and funds of $433,000 to acquire technology. We received proceeds of $1.0 million from the maturity of investments. For fiscal 2009, we used funds of $999,000 to purchase short-term marketable securities, and funds of $5.5 million to purchase property and equipment. We received proceeds of $14.8 million from the sale or maturity of short-term and long-term marketable securities for fiscal 2009.

Cash used in financing activities was $11.3 million and $5.7 million in fiscal 2011 and fiscal 2010, respectively. Cash provided by financing activities was $861,000 in fiscal 2009. We used $25.0 million during fiscal 2011 to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010, September 14, 2010, December 7, 2010, and March 16, 2011, and a one-time special dividend of $0.75 per share to stockholders of record on November 14, 2010. We used $7.5 million during fiscal 2010 to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009, September 15, 2009, December 15, 2009, and March 15, 2010. We used cash of $3.6 million, $2.3 million, and $955,000 to acquire 223,399, 186,550, and 75,724 shares of our common stock pursuant to our stock repurchase program during fiscal 2011, fiscal 2010, and fiscal 2009, respectively. During fiscal 2011, fiscal 2010, and fiscal 2009, 27,261, 26,352 and 15,724 shares, respectively, were withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the period. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan. During fiscal 2011, 2010, and 2009, we received proceeds of approximately $14.2 million, $2.7 million, and $644,000, respectively, and issued 1,250,735, 277,110, and 92,648 shares of common stock, pursuant to employee and director exercises of stock options. During fiscal 2011, 2010, and 2009, we received proceeds of approximately $1.5 million, $1.3 million and $1.1 million, respectively, and issued 132,933, 170,271, and 150,712 shares of common stock, respectively, pursuant to the issuance of common stock under our employee stock purchase plan. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For fiscal 2011, 2010, and 2009, excess tax benefits from the exercise of stock options were $1.5 million, $51,000, and $49,000, respectively.

We have commitments under contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in future periods in the normal course of business. For example, we are contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our consolidated balance sheets. Our liability for unrecognized tax benefits under ASC 740 is reported on our consolidated balance sheets. We expect to fund these contractual arrangements with our cash, cash equivalents and marketable securities as well as cash generated from operations in the normal course of business.

The following table summarizes our contractual operating lease arrangements and our liability for unrecognized tax benefits at March 31, 2011, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations and Unrecognized Tax Benefits (in thousands)	Total	Fiscal 2012	Fiscal 2013 – Fiscal 2014	Fiscal 2015 – Fiscal 2016	After Fiscal 2016
Facilities Operating Lease Obligations	$47,387	$5,050	$10,065	$9,628	$22,644
Other Operating Lease Obligations	60	32	15	13	—
Unrecognized Tax Benefits	691	30	437	224	—

Total	$48,138	$5,112	$10,517	$9,865	$22,644

See Notes 10 and 11 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2011, we had no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2011, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases and a guarantee to satisfactorily complete a long-term professional services contract in the aggregate amount of $3.5 million. The long-term professional services contract was completed in fiscal 2012. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by our accounts receivable.

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

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and dividends at least through fiscal 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and Accounting Standards Update, or ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, which the Company adopted on April 1, 2011. Early adoption is permitted. We have determined that ASU 2009-14 and ASU 2009-13 will not have a material impact on our results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption is permitted. We will be impacted by ASU 2010-29 if we make an acquisition that is accounted for as a business combination.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Our cash equivalents and short-term marketable securities consist primarily of United States backed money market funds, United States Treasury bills, and United States Treasury notes with original maturities greater than three months and less than one year. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or marketable securities.

At March 31, 2011, we had $114.7 million in cash, cash equivalents, and marketable securities. As of March 31, 2010, we had $104.7 million in cash and cash equivalents. We did not hold any short-term marketable securities at March 31, 2010. Based on our cash, cash equivalents, and marketable securities as of March 31, 2011, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $1.1 million.

At March 31, 2011, $49.0 million of our $83.3 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $649,000 and a loss of $999,000 at March 31, 2011 and 2010, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 25.9%, 22.5%, and 21.1% of our total revenue for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during fiscal 2011, fiscal 2010, and fiscal 2009, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $43,000, $56,000, and $107,000, respectively.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2011. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

OPNET Technologies, Inc.

June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the internal control over financial reporting of OPNET Technologies, Inc., and its subsidiaries (the “Company”) as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2011, of the Company and our report dated June 3, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 3, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June, 2011.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 3rd day of June, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc., and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 3, 2011

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$83,296	$104,681
Marketable securities	31,432	—
Accounts receivable, net of $346 and $336 in allowance for doubtful accounts at March 31, 2011 and 2010, respectively	32,597	28,015
Unbilled accounts receivable	1,915	4,765
Inventory	666	872
Prepaid expenses and other current assets	4,289	2,816

Total current assets	154,195	141,149

Property and equipment, net	12,701	13,245
Intangible assets, net	4,507	5,109
Goodwill	15,406	14,639
Deferred income taxes and other assets	5,014	4,210

Total assets	$191,823	$178,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,247	$1,405
Accrued liabilities	14,698	10,932
Deferred and accrued income taxes	186	498
Deferred rent	182	432
Deferred revenue	42,282	38,425

Total current liabilities	58,595	51,692
Accrued liabilities	107	145
Deferred rent	2,422	2,138
Deferred revenue	5,215	4,946
Other income tax	661	755

Total liabilities	67,000	59,676

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock – par value $0.001; 100,000,000 shares authorized; 29,883,409 and 28,386,958 shares issued at March 31, 2011 and 2010, respectively; 22,228,504 and 20,955,452 shares outstanding at March 31, 2011 and 2010, respectively	30	28
Additional paid-in capital	121,230	99,229
Retained earnings	25,348	37,920
Accumulated other comprehensive loss	(649)	(999)
Treasury stock – 7,654,905 and 7,431,506 shares at March 31, 2011 and 2010, respectively, at cost	(21,136)	(17,502)

Total stockholders’ equity	124,823	118,676

Total liabilities and stockholders’ equity	$191,823	$178,352

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2011	2010	2009
Revenue:
Product	$72,392	$52,252	$51,211
Product updates, technical support and services	53,392	47,264	43,067
Professional services	22,202	26,831	28,601

Total revenue	147,986	126,347	122,879

Cost of revenue:
Product	9,293	5,983	3,536
Product updates, technical support and services	5,260	4,859	4,665
Professional services	16,183	19,328	20,911
Amortization of acquired technology	2,050	1,835	2,172

Total cost of revenue	32,786	32,005	31,284

Gross profit	115,200	94,342	91,595

Operating expenses:
Research and development	34,718	32,043	30,791
Sales and marketing	48,733	43,181	42,533
General and administrative	12,947	11,011	11,857

Total operating expenses	96,398	86,235	85,181

Income from operations	18,802	8,107	6,414
Interest and other (expense) income, net	(151)	(70)	1,246

Income before provision for income taxes	18,651	8,037	7,660

Provision for income taxes	6,250	2,214	2,928

Net income	$12,401	$5,823	$4,732

Basic net income per common share	$0.57	$0.28	$0.23

Diluted net income per common share	$0.55	$0.28	$0.23

Basic weighted average common shares outstanding	21,429	20,529	20,296

Diluted weighted average common shares outstanding	22,130	20,790	20,533

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2008	27,577	20,407	$28	$89,878	7,169	$(14,259)	$34,838	$160	$110,645

Net income							4,732		4,732
Foreign currency translation								(1,712)	(1,712)
Reversal of unrealized loss on marketable securities, net of tax								381	381

Total comprehensive income									3,401
Exercise of options	93	93		644					644
Employee stock purchase plan	151	151		1,123					1,123
Tax benefit from exercise of stock options and lapse of restricted stock				114					114
Restricted stock issuance, net of forfeitures	83	83							—
Purchase of treasury shares		(76)			76	(955)			(955)
Stock based compensation expense				1,533					1,533

Balance, March 31, 2009	27,904	20,658	28	93,292	7,245	(15,214)	39,570	(1,171)	116,505

Net income							5,823		5,823
Foreign currency translation								172	172

Total comprehensive income									5,995
Exercise of options	277	277		2,720					2,720
Employee stock purchase plan	170	170		1,307					1,307
Tax benefit from exercise of stock options and lapse of restricted stock				351					351
Restricted stock issuance, net of forfeitures	36	36							—
Purchase of treasury shares		(186)			186	(2,288)			(2,288)
Stock based compensation expense				1,559					1,559
Dividends declared ($0.36 per share)							(7,473)		(7,473)

Balance, March 31, 2010	28,387	20,955	28	99,229	7,431	(17,502)	37,920	(999)	118,676
Net income							12,401		12,401
Foreign currency translation								346	346
Unrealized gain on marketable securities								4	4

Total comprehensive income									12,751
Exercise of options	1,251	1,251	2	14,240					14,242
Employee stock purchase plan	133	133		1,547					1,547
Tax benefit from exercise of stock options and lapse of restricted stock				4,225					4,225
Restricted stock issuance, net of forfeitures	113	113							—
Purchase of treasury shares		(223)			223	(3,634)			(3,634)
Stock based compensation expense				1,989					1,989
Dividends declared ($1.15 per share)(a)							(24,974)		(24,974)
Other	(1)				1		1		1

Balance, March 31, 2011	29,883	22,229	$30	$121,230	7,655	$(21,136)	$25,348	$(649)	$124,823

(a)	Includes special dividend of $0.75 per share in fiscal 2011.

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$12,401	$5,823	$4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,793	5,340	5,528
Loss on disposition of fixed assets	51	45	74
Provision for losses on accounts receivable	571	297	646
Deferred income taxes	(997)	(328)	(431)
Non-cash stock-based compensation expense	1,989	1,559	1,533
Non-cash accretion of market discount on marketable securities	45	(1)	—
Excess tax benefit from exercise of stock options	(1,471)	(51)	(49)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(2,332)	(3,518)	(3,926)
Inventory	718	197	569
Prepaid expenses and other current assets	(348)	(364)	(70)
Other assets	(714)	(40)	(434)
Accounts payable	(159)	874	(10)
Accrued liabilities	3,473	158	1,682
Accrued income taxes	3,575	1,913	(130)
Deferred rent	34	(365)	(248)
Deferred revenue	4,046	10,238	2,638

Net cash provided by operating activities	26,675	21,777	12,104

Cash flows from investing activities:
Acquisition of business	(2,225)	—	—
Acquired technology	—	(433)	—
Purchase of property and equipment	(3,407)	(3,148)	(5,466)
Purchase of investments	(50,554)	—	(999)
Proceeds from sale/maturity of investments	19,083	1,000	14,800

Net cash (used in) provided by investing activities	(37,103)	(2,581)	8,335

Cash flows from financing activities:
Acquisition of treasury stock	(3,634)	(2,288)	(955)
Excess tax benefit from exercise of stock options	1,471	51	49
Proceeds from exercise of stock options	14,241	2,720	644
Issuance of common stock under employee stock purchase plan	1,547	1,307	1,123
Payment of dividend to stockholders	(24,974)	(7,473)	—

Net cash (used in) provided by financing activities	(11,349)	(5,683)	861

Effect of exchange rate changes on cash and cash equivalents	392	178	(1,720)

Net (decrease) increase in cash and cash equivalents	(21,385)	13,691	19,580
Cash and cash equivalents, beginning of year	104,681	90,990	71,410

Cash and cash equivalents, end of year	$83,296	$104,681	$90,990

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. and its subsidiaries, (hereafter, the Company or OPNET), provides application and network performance management solutions. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through wholly-owned subsidiaries in Paris, France; Mainz, Germany; Slough, United Kingdom; and Singapore; a sales office in Beijing, China; third-party distributors; and value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; and Colorado Springs, Colorado.

Principles of Consolidation. The consolidated financial statements include the results of OPNET Technologies, Inc., its wholly-owned subsidiaries: OPNET Technologies Societe par Actions Simplifiee; OPNET Technologies Limited; OPNET Analysis, Inc.; OPNET Technologies, GmbH; and OPNET Technologies Asia, Pte. Ltd., and its wholly-controlled subsidiary OPNET Technologies b.v.b.a. All intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable Securities. The Company has determined that its investments in marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest and other (expense) income, net” line item on the accompanying consolidated statements of operations. Realized gains and losses on available-for-sale securities are included in the “Interest and other (expense) income, net” line item on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest and other (expense) income, net” line item on the accompanying consolidated statements of operations.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

Supplemental Cash Flow Information.

	Year ended March 31,
	2011	2010	2009
	(in thousands)
Cash paid during the fiscal year for:
Income taxes	$3,558	$527	$3,239
Non-cash financing and investing activities:
Unrealized gain (loss) on marketable securities	$4	$—	$381
Restricted stock issued	$2,413	$622	$860
Accrued liability for the purchase of property and equipment	$149	$11	$72
Tenant improvement allowance received from landlord	$—	$—	$1,095

Advertising Expense. Advertising costs are expensed when incurred. Advertising expense for fiscal 2011, 2010, and 2009 was $556,000, $497,000, and $389,000, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company generally does not require collateral on accounts receivable, as the majority of its customers are large, well-established companies or government entities.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation fully insures the non-interest bearing bank accounts and interest bearing accounts up to $250,000. Although the Company’s interest bearing balances exceed $250,000, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

The Company’s cash equivalents and short-term marketable securities consist primarily of United States backed money market funds and securities with short-term maturities. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company held. Accordingly, the Company has no quantitative information concerning the market risks and believes that the risk is minimal.

Fair Value of Financial Instruments. The fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximates their respective carrying amounts.

The Company measures its cash equivalents and marketable securities using the fair value measurement principles of ASC 820 Fair Value Measurements and Disclosures, or ASC 820, which requires that fair value be based on the assumptions that market participants would use when pricing an asset or liability.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with ASC 985 Software, or ASC 985. Through March 31, 2011, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. The Company accounts for its goodwill and intangible assets in accordance with ASC 805 Business Combinations, or ASC 805, and ASC 350 Intangibles—Goodwill and Other, or ASC 350. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. The Company’s customer relationship and workforce intangible assets are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company uses the projected discounted cash flow method in valuing its acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. The Company uses the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset was valued on a replacement cost basis. While the Company believes the assumptions used to value its acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. The Company periodically reviews the value of acquired technology and purchased intangible assets for reasonableness in accordance with ASC 360 Property, Plant and Equipment, or ASC 360. If changes in the Company’s assumptions at the time of future periodic reviews indicate that the carrying value of its acquired technology and purchased intangible assets exceeds their fair value and it determines that carrying amounts can not be recovered, it would result in impairment losses. As of March 31, 2011 and 2010, intangible assets totaled $4.5 million and $5.1 million, net of accumulated amortization of $11.9 million and $9.7 million, respectively. There has been no impairment as of March 31, 2011 or 2010.

Goodwill. In accordance with ASC 350, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that the asset might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2011 and 2010 and concluded that the fair value exceeded the carrying value; therefore, it did not record any impairment. The Company has not recorded a goodwill impairment since it first recorded goodwill in fiscal 2001.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

Valuation of Long-Lived Assets. In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2011 or 2010.

Revenue Recognition. The Company derives revenue from three primary sources: (1) product, (2) product updates, technical support and services, which include product updates, training services on a when-and-if-available basis, and technical support, and (3) professional services, which include consulting and custom training services for customers without a current maintenance agreement. The Company recognizes revenue based on the provisions of ASC 605-985 Software Revenue Recognition, or ASC 605-985.

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use the Company’s software as well as the hardware that it uses to deliver its AppResponse Xpert software products. It excludes revenue derived from product updates, which are included in product updates, technical support and services revenue. For the years ended March 31, 2011, 2010, and 2009, perpetual licenses represented approximately 91%, 92%, and 93% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. The Company defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists. For license arrangements with end-users, it is the Company’s customary practice to have a written software license agreement, which is signed by both the end user and the Company, and a purchase order or equivalent. A written contract can be executed based on the customer-specific format or on the standard “shrink wrap” software master license agreement. For those end users who have previously negotiated a software license agreement with the Company, the initial software license agreement is used as evidence of a written contract. Sales to distributors, resellers, and value-added resellers, which the Company collectively refers to as resellers, are evidenced by a master reseller agreement governing the relationship, which is signed by both the reseller and the Company, together with a purchase order on a transaction-by-transaction basis. To further evidence an arrangement, the Company’s master reseller agreement requires that the reseller provide the Company copies of the end user’s executed software master license agreements.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

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

In instances when any of the four criteria are not met, the Company defers recognition of product revenue until the criteria are met. When the sale of the software product requires the Company to make significant enhancements, customization or modifications to the software that are essential to its functionality, product revenue and consulting fees are recognized using contract accounting under ASC 605-35 Revenue Recognition— Construction-Type and Production, or ASC 605-35. The Company estimates the percentage-of-completion, under ASC 605-35, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of product revenue and professional services revenue under certain contracts and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements, and continuity and attrition level of professional services staff. Changes in the estimated stage of completion of a particular project could create variability in the Company’s revenue and results of operations if the Company is required to increase or decrease previously recognized revenue related to a particular project or if the Company expects to incur a loss on the project.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends EITF Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, which the Company adopted on April 1, 2011. Early adoption is permitted. The Company has determined that ASU 2009-14 and ASU 2009-13 will not have a material impact on its results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption is permitted. The Company will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2011, 2010, and 2009, excess tax benefits from the exercise of stock options were $1.5 million, $51,000, and $49,000, respectively.

A summary of the total stock-based compensation expense for fiscal 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(in thousands)
Restricted stock	$1,316	$941	$917
ESPP shares	467	490	444
Stock options	206	128	172

Total stock-based compensation	$1,989	$1,559	$1,533

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

A summary of the total nonvested stock-based deferred compensation at March 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)
Restricted stock	$2,336	$1,178
Stock options	710	916
ESPP shares	197	139

Total nonvested stock-based deferred compensation	$3,243	$2,233

The deferred compensation associated with the nonvested restricted stock, stock options and ESPP shares at March 31, 2011 are expected to be recognized over a weighted average period of 1 year, 2 years, and 4 months, respectively.

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

A summary of the option transactions for fiscal 2011, 2010, and 2009 is as follows:

	2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,494,082	$10.86	—	$68,797	$7.31
Granted	—	$—	—	$—	$—
Exercised	(1,250,735)	$11.39	—	$10,443	$8.24
Forfeited or expired	(111,350)	$19.50	—	$2,109	$13.30

Outstanding at end of period	1,131,997	$9.42	3.39	$32,851	$5.70

Exercisable at end of period	856,997	$9.30	1.77	$24,972	$6.19
Nonvested at end of period	275,000	$9.79	8.44	$7,879	$4.17
Nonvested expected to be exercised	247,500	$9.79	8.45	$7,227	$4.17

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,556,723	$10.89	—	$13,569	$7.62
Granted	275,000	$9.79	—	$1,719	$4.17
Exercised	(277,110)	$9.82	—	$1,112	$6.80
Forfeited or expired	(60,531)	$12.11	—	$248	$8.53

Outstanding at end of period	2,494,082	$10.86	2.82	$13,314	$7.31

Exercisable at end of period	2,219,082	$10.99	2.00	$11,596	$7.70
Nonvested at end of period	275,000	$9.79	9.44	$1,719	$4.17

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,720,121	$10.79	—	$1,473	$7.56
Granted	—	$—	—	$—	$—
Exercised	(92,648)	$6.95	—	$459	$4.88
Forfeited or expired	(70,750)	$12.45	—	$3	$8.90

Outstanding at end of period	2,556,723	$10.89	2.94	$1,283	$7.62

Exercisable at end of period	2,556,723	$10.89	2.94	$1,283	$7.62
Nonvested at end of period	—	$—	—	$—	$—

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

The Company granted 275,000 stock options during fiscal 2010. The Company did not grant any stock options during fiscal 2011 or fiscal 2009. No stock options vested during fiscal 2011 or 2010. The weighted average assumptions used to determine the grant-date fair value for stock options for fiscal 2010 are as follows:

2010
Risk-free interest rate	3.07%
Expected dividend yield	3.68%
Expected life	7 years
Volatility factor	58%

During fiscal 2011, 2010, and 2009, the Company received proceeds of approximately $14.2 million, $2.7 million, and $644,000, respectively, and issued 1,250,735, 277,110, and 92,648 shares of common stock, respectively, pursuant to employee exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date the restricted stock award is granted, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

A summary of the restricted stock grants is as follows:

	2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	183,797	$10.87
Granted	114,340	$22.97
Vested	(105,967)	$12.05
Forfeited	(1,557)	$13.44

Nonvested at end of period	190,613	$17.45
Nonvested expected to vest	174,333	$17.42

	2010
	Restricted Stock Grants	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	235,562	$10.66
Granted	55,856	$12.01
Vested	(87,872)	$11.31
Forfeited	(19,749)	$9.64

Nonvested at end of period	183,797	$10.87

	2009
	Restricted Stock Grants	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	213,177	$11.07
Granted	87,070	$10.27
Vested	(61,370)	$11.55
Forfeited	(3,315)	$10.85

Nonvested at end of period	235,562	$10.66

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the 6 months prior to the first day of the plan period.

A total of 132,933, 170,271, and 150,712 shares of the Company’s common stock were issued under the ESPP in fiscal 2011, 2010, and 2009, respectively. The issuance of the common stock resulted in proceeds to the Company of $1.5 million, $1.3 million, and $1.1 million, respectively.

The weighted average assumptions to determine the value for ESPP shares for fiscal 2011, 2010, and 2009 are as follows:

	Plan Period Starting February 2011	Plan Period Starting August 2010	Plan Period Starting February 2010	Plan Period Starting August 2009	Plan Period Starting February 2009	Plan Period Starting August 2008
Risk-free interest rate	0.18%	0.20%	0.17%	0.28%	0.39%	1.88%
Expected dividend yield	1.35%	2.60%	2.95%	3.70%	0.00%	0.00%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	51%	40%	41%	70%	88%	42%

3. Acquisition of DSAuditor from Embarcadero Technologies, Inc.

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

The DSAuditor product line acquisition was accounted for as a business combination in accordance with the guidance outlined in ASC Topic 805. The operating results associated with the DSAuditor product line from August 25, 2010 and the transaction-related professional services costs have been included in the Company’s condensed consolidated statements of operations for the year ended March 31, 2011. The acquisition date fair value of the total consideration transferred was approximately $2.3 million.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

The following table summarizes the estimated fair values of the DSAuditor product line acquired and liabilities assumed on the acquisition date:

	At August 25, 2010	Amortization Method	Useful Life
	(in thousands)
Property and equipment, net	$14	Straight-line	1 month-3 years
Deferred revenue	(79)
Identifiable intangible assets:
Developed technology – DS Auditor	1,458	Straight-line	5 years
Trade names and trademark	47	Straight-line	5 years
Customer relationships	27	Straight-line	5 years
Non-compete agreements	16	Straight-line	1 year

Total identifiable assets	1,483

Goodwill	767

Net assets acquired	$2,250

Intangible Assets

Intangible assets consist primarily of the developed technology associated with the DSAuditor product acquired. The Company determined that estimated acquisition date fair value of the DSAuditor developed technology was approximately $1.5 million. The Company utilized an income approach known as the Relief-From-Royalty Method to value the acquired developed technology assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The Company will test goodwill for impairment on an annual basis, or sooner if deemed necessary. As of March 31, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

4. Marketable Securities

At March 31, 2011, marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year. The Company did not hold any marketable securities at March 31, 2010.

The following table summarizes the Company’s marketable securities at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$31,428	$4	$31,432

Total	$31,428	$4	$31,432

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

5. Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at March 31, 2011 and 2010:

	Total Fair Value	Fair Value Measurement at March 31, 2011 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

	Total Fair Value	Fair Value Measurement at March 31, 2010 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$21,545	$21,545	$—	$—
Money market funds	83,136	83,136	—	—

Total	$104,681	$104,681	$—	$—

At March 31, 2011 and 2010, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2011 and 2010, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at March 31, 2011 or 2010.

6. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2011
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$14,823	$10,556	$4,267
Customer relationships	724	635	89
Acquired workforce asset	838	687	151

Total	$16,385	$11,878	$4,507

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

	March 31, 2010
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$13,275	$8,596	$4,679
Customer relationships	724	545	179
Acquired workforce asset	837	586	251

Total	$14,836	$9,727	$5,109

Acquired and purchased intangible assets resulted in amortization expense for fiscal 2011, 2010 and 2009 of $2.2 million, $2.0 million, and $2.4 million, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the consolidated statements of operations. Amortization expense from the acquired workforce asset is included in research and development expenses in the consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $2.2 million in fiscal 2012, $1.3 million in fiscal 2013, $487,000 in fiscal 2014, $351,000 in fiscal 2015, and $102,000 in fiscal 2016.

Goodwill is primarily derived from the Company’s acquisitions of DS Auditor in August 2010, Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company has made no impairment adjustment to goodwill since recording goodwill in fiscal 2001.

7. Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Computer equipment	$13,499	$11,389
Leasehold improvements	10,150	10,038
Construction in progress	71	—
Purchased software	4,428	4,331
Office furniture and equipment	1,776	1,770

Total	29,924	27,528
Less: accumulated depreciation	(17,223)	(14,283)

Property and equipment, net	$12,701	$13,245

Depreciation expense for fiscal 2011, 2010, and 2009 was $3.6 million, $3.4 million, and $3.1 million, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

8. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Accrued compensation and bonuses	$9,361	$6,867
Accrued sales tax/VAT	1,222	500
Accrued inventory	990	815
Other	3,125	2,750

Total	$14,698	$10,932

9. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2011, 2010, and 2009, were as follows:

	2011	2010	2009
	(in thousands)
Current provision:
Federal	$5,390	$1,832	$2,164
State	1,501	544	744
Foreign	356	166	451

Total current provision	7,247	2,542	3,359

Deferred benefit:
Federal	(804)	(339)	(320)
State	(179)	(58)	(88)
Foreign	(14)	69	(23)

Total deferred benefit	(997)	(328)	(431)

Total provision for income taxes	$6,250	$2,214	$2,928

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

At March 31, 2011 and 2010, the components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,587	$1,623
Deferred revenue	1,232	1,183
In-process research and development	99	119
Deferred rent	991	978
Research and development tax credit carryforward	1,252	1,224
Accelerated book amortization of acquired technology	2,496	1,901
Bad debt reserve	133	129
Federal net operating loss carryforward	12,833	12,887
Foreign net operating loss carryforward	—	7
Deferred stock based compensation	784	831
Other temporary differences	22	25

Gross deferred tax assets	21,429	20,907
Less: valuation allowance	(13,289)	(13,289)

Total deferred tax asset	8,140	7,618

Deferred tax liabilities:
Tax amortization of goodwill	(2,815)	(2,522)
Accelerated depreciation	(450)	(335)
Tax accounting for unbilled accounts receivable	(131)	(1,053)

Total deferred tax liabilities	(3,396)	(3,910)

Net deferred tax asset	$4,744	$3,708

ASC 740 requires that the Company assess the realizability of deferred tax assets at the end of each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset and liability temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As stated below, the Company has established a valuation allowance related to a portion of the deferred tax asset associated with the Altaworks transaction due to limitations under Section 382 of the Internal Revenue Code. The Company believes that it is more likely than not that the remaining net deferred tax asset of $4.7 million will be realized, based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

The provision for income taxes for fiscal 2011, 2010, and 2009 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2011	2010	2009
Statutory United States Federal rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	4.5	4.8	4.7
Nondeductible meals and entertainment	0.4	0.7	0.6
Nondeductible fines and penalties	0.1	0.4	—
Nondeductible expenses—other	—	—	0.1
Nondeductible stock compensation	0.4	2.1	2.0
Section 199 deduction	(1.9)	(2.2)	(2.4)
Tax credits	(5.4)	(10.7)	(7.1)
Provision to return true-ups (permanent items)	0.6	(1.5)	3.5
Foreign tax expense	0.9	0.8	2.4
Changes in carrying rate of deferreds	—	0.2	—
Other	0.7	0.1	1.2
Uncertain tax positions	(0.1)	(0.3)	(0.4)
Foreign tax rate differential	(0.7)	(0.9)	(0.4)

Effective tax rate	33.5%	27.5%	38.2%

The increase in the Company’s effective tax rate in fiscal 2011 from fiscal 2010 was primarily due to a decrease in tax credits as a percentage of pre-tax net income. The decrease in the Company’s effective tax rate in fiscal 2010 from fiscal 2009 was primarily due to an increase in tax credits and a decrease in foreign tax expense.

As part of the Altaworks Corporation acquisition, the Company received a federal net operating loss carryforward of approximately $38.8 million and a research and development credit carryforward of approximately $1.2 million. The related deferred tax assets at March 31, 2011 total $14.0 million and will expire between 2019 and 2024. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not that a portion of the assets will not be realized and has placed a valuation allowance of $13.3 million against that portion.

At March 31, 2011, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $4.1 million, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2011, the gross unrecognized benefit related to uncertain tax positions was $691,000, $669,000 of which would favorably affect the effective income tax rate in future periods. The total amount of gross unrecognized tax benefits related to uncertain tax benefits as of April 1, 2010 was $786,000. Of this total, $761,000 represents the amount of unrecognized tax benefits (net of federal benefit on state issues) that,

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011, 2010, and 2009 follows:

	2011	2010	2009
	(in thousands)
Beginning balance	$786	$804	$838
Gross decreases—prior period tax positions	—	45	—
Gross increases—current period tax positions	154	150	139
Gross increases—prior period tax positions	60	—	—
Settlements	(106)	(19)	—
Lapse of statute of limitations	(203)	(197)	(159)
Foreign currency translation adjustment	—	3	(14)

Ending balance	$691	$786	$804

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY08 – FY09
Belgium	FY08 – FY10
France	FY07 – FY10
Germany	FY05 – FY09
Singapore	FY08 – FY10
United Kingdom	FY10
United States	FY08 – FY10
Maryland	FY07 – FY10

The Company’s continuing practice is to recognize interest, if any, related to income tax matters in interest expense in its consolidated statements of operations and penalties as part of general and administrative expense in its consolidated statements of operations. During fiscal 2011, the Company recognized $9,000 in potential interest expense associated with uncertain tax positions. During fiscal 2010, the Company recognized $6,000 in potential interest expense associated with uncertain tax positions and reversed $13,000 associated with potential claims barred by the statute of limitations. During fiscal 2009, the Company recognized $4,000 in potential interest expense associated with uncertain tax positions and reversed $17,000 associated with potential claims barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2011 was $17,000 and $107,000, respectively.

The Company believes it is reasonably possible that changes in the liability for uncertain tax positions will occur in the next twelve months as a result of final decisions related to the voluntary payments of its state and local income taxes. In the aggregate, the Company believes the liability for uncertain tax positions could decrease by $30,000 in the next twelve months.

The Company is currently under an income tax audit in Germany for fiscal 2005 through 2007.

10. Commitments and Contingencies

The Company’s corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The office space consists of

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

approximately 60,000 square feet and has been renewed through January 31, 2021, exclusive of renewal options. The lease provides for one renewal option (at the option of the landlord) for not less than three and one half years and not more than ten years. The lease also provides for a short-term extension at January 31, 2021 (at the option of the tenant) of three months. The monthly rent for the first lease year is $201,000, and is subject to escalation of 3.75% each year. The lease also requires the Company to maintain a security deposit of approximately $471,000 in the form of a bank letter of credit.

In addition, the Company leases additional office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the consumer price index. Total rent expense under all leases for fiscal 2011, 2010, and 2009 was $5.2 million, $5.1 million, and $5.0 million, respectively. At March 31, 2011, future minimum lease payments required under non-cancelable leases were as follows (in thousands):

Year ending March 31,
2012	$5,050
2013	5,234
2014	4,831
2015	4,838
2016	4,790
Thereafter	22,644

Total minimum lease payments	$47,387

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2011, the Company has not recorded any liabilities related to these indemnifications.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

The Company is involved in other claims and legal proceedings arising from its normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material effect on its financial condition, results of operations, or cash flows.

11. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2011, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases and a guarantee to satisfactorily complete a long-term professional services contract in the aggregate amount of $3.5 million. The long-term professional services contract was completed in fiscal 2012. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by the Company’s accounts receivable.

12. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan, covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary contributions. Employee contributions and discretionary contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2011, 2010, and 2009 was $1.3 million, $1.1 million, and $1.4 million, respectively.

13. Earnings per Share

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2011, 2010, and 2009:

	2011	2010	2009
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$12,401	$5,823	$4,732
Dividends paid on nonvested restricted stock	(183)	(72)	—
Undistributed earnings attributable to nonvested restricted stock	—	—	(44)

Net income available to common stockholders excluding nonvested restricted stock	$12,218	$5,751	$4,688

Shares (denominator):
Weighted average common shares outstanding – basic	21,428,618	20,529,036	20,296,165
Effect of other dilutive securities – options	701,040	261,438	237,212

Weighted average diluted shares outstanding	22,129,658	20,790,474	20,533,377

Net income per common share:
Basic	$0.57	$0.28	$0.23
Diluted	$0.55	$0.28	$0.23

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. There were no options with an anti-dilutive effect during fiscal 2011. Options for the purchase of 1,036,800 and 1,745,390 common shares were excluded from the weighted average diluted shares outstanding for fiscal 2010 and 2009, respectively, because their effect was anti-dilutive.

14. Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $3.6 million, $2.3 million, and $955,000 to purchase 223,399, 186,550, and 75,724 shares during fiscal 2011, 2010, and 2009, respectively, at an average price of $16.26, $12.27, and $12.61.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the year are included in these totals.

As of March 31, 2011, the Company had repurchased 1,521,360 shares of common stock under the stock repurchase program.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

Dividend

The Company did not declare or pay any dividends in fiscal 2009. The following table summarizes the Company’s quarterly cash dividend payments for fiscal 2011 and 2010 and the one-time special dividend payment in November 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09
January 27, 2010	March 15, 2010	March 30, 2010	$0.09
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10
January 26, 2011	March 16, 2011	March 30, 2011	$0.10

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

15. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses)/gains on marketable securities. The components of comprehensive income for fiscal 2011, 2010, and 2009, net of tax, are as follows:

	2011	2010	2009
Net income	$12,401	$5,823	$4,732
Foreign currency translation adjustments	346	172	(1,712)
Net unrealized gains on marketable securities	4	—	381

Total comprehensive income	$12,751	$5,995	$3,401

Accumulated other comprehensive loss includes foreign currency translation adjustments and net unrealized (losses)/gains on marketable securities. The components of accumulated other comprehensive (loss) income at March 31, 2011 and 2010, net of tax, are as follows:

	2011	2010
Foreign currency translation adjustments	$(653)	$(999)
Net unrealized gains on marketable securities	4	—

Total accumulated other comprehensive loss	$(649)	$(999)

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

16. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. For the years ended March 31, 2011, 2010, and 2009, revenue from transactions with United States government agencies was approximately 32.5%, 39.9%, and 35.3% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2011, 2010, or 2009. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2011, 2010, and 2009.

Revenue by geographic destination and as a percentage of total revenue for fiscal 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(in thousands)
Geographic Area by Destination
United States	$109,689	$97,955	$96,896
International	38,297	28,392	25,983

	$147,986	$126,347	$122,879

Geographic Area by Destination
United States	74.1%	77.5%	78.9%
International	25.9	22.5	21.1

	100.0%	100.0%	100.0%

17. Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
Accounts receivable reserve account:
Year ended March 31, 2011	$336	$558	$(548)	$346
Year ended March 31, 2010	$713	$297	$(674)	$336
Year ended March 31, 2009	$154	$646	$(87)	$713

Deferred tax valuation account:
Year ended March 31, 2011	$13,289	$—	$—	$13,289
Year ended March 31, 2010	$13,289	$—	$—	$13,289
Year ended March 31, 2009	$13,289	$—	$—	$13,289

(1)	Deductions represent write-offs of accounts receivable previously reserved and adjustments to reflect accounts receivable at net realizable value.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011, 2010, and 2009

18. Quarterly Financial Data (Unaudited)

Year Ended March 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$31,085	$36,118	$39,678	$41,105
Gross profit	23,744	27,667	31,274	32,515
Income from operations	2,308	4,652	5,603	6,239
Net income	1,339	2,916	4,324	3,822
Basic net income per common share	$0.06	$0.14	$0.19	$0.18
Diluted net income per common share	$0.06	$0.13	$0.19	$0.17
Basic weighted average common shares outstanding	20,926	21,251	21,608	21,929
Diluted weighted average common shares outstanding	21,562	21,788	22,230	22,507

Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$27,727	$30,628	$33,555	$34,437
Gross profit	19,927	22,876	25,482	26,057
(Loss) income from operations	(624)	2,203	3,430	3,098
Net (loss) income	(359)	1,533	2,340	2,309
Basic net (loss) income per common share	$(0.02)	$0.07	$0.11	$0.12
Diluted net (loss) income per common share	$(0.02)	$0.07	$0.11	$0.12
Basic weighted average common shares outstanding	20,439	20,520	20,536	20,622
Diluted weighted average common shares outstanding	20,439	20,718	20,818	21,153

19. Interest and Other (Expense) Income, Net

The components of interest and other (expense) income, net, for fiscal 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Interest income	$90	$52	$1,004
Interest expense	(31)	(4)	(25)
Other income	—	—	267
Other expense	(210)	(118)	—

Interest and other (expense) income, net	$(151)	$(70)	$1,246

20. Subsequent Event

On May 4, 2011, the Board approved a quarterly cash dividend in the amount of $0.12 per share, which will be paid on June 29, 2011 to stockholders of record as of the close of business on June 15, 2011. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.1+	2000 Employee Stock Purchase Plan, as Restated	Incorporated by reference from exhibit B to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

10.2+	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3+	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.4+	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.5+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.6+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.7*	Office Lease Agreement, dated January 2011, between the Registrant and Street Retail, Inc.	Exhibit 10.7 to this Annual Report on Form 10-K.

10.8	Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.

Exhibit Number	Description	Source
10.9	Office Lease Agreement, dated December 2006 between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.10+	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001.

10.11	Loan Modification Agreement, dated June 4, 2008, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.12+	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 1, 2010.

10.13+	Form of Stock Option Agreement	Incorporated by reference from exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 23, 2004.

10.14+	2010 Stock Incentive Plan	Incorporated by reference from exhibit A to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

10.15+	FY2011 Executive Incentive Bonus Program	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2010.

21*	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

23*	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Annual Report on Form 10-K.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

*	Filed herewith.
+	Indicates management contract or compensatory plan.