Form 10-Q
period 2011-06-30
OPNET TECHNOLOGIES INC
filed 2011-08-05
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding on August 1, 2011 was 22,439,253.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,277	$83,296
Marketable securities	32,992	31,432
Accounts receivable, net of $704 and $346 in allowance for doubtful accounts at June 30 and March 31, 2011, respectively	25,202	32,597
Unbilled accounts receivable	2,108	1,915
Inventory	577	666
Deferred income taxes, prepaid expenses and other current assets	4,292	4,289

	153,448	154,195

Property and equipment, net	13,496	12,701
Intangible assets, net	3,942	4,507
Goodwill	15,406	15,406
Deferred income taxes and other assets	5,373	5,014

Total assets	$191,665	$191,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,639	$1,247
Accrued liabilities	14,124	14,698
Other income taxes	324	186
Deferred rent	192	182
Deferred revenue	38,154	42,282

Total current liabilities	54,433	58,595

Accrued liabilities	67	107
Deferred rent	2,714	2,422
Deferred revenue	4,769	5,215
Other income taxes	707	661

Total liabilities	$62,690	$67,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 29,996,781 and 29,883,409 shares issued at June 30 and March 31, 2011, respectively; 22,336,305 and 22,228,504 shares outstanding at June 30 and March 31, 2011, respectively	30	30
Additional paid-in capital	124,036	121,230
Retained earnings	26,858	25,348
Accumulated other comprehensive loss	(594)	(649)
Treasury stock, at cost—7,660,476 and 7,654,905 shares at June 30 and March 31, 2011, respectively	(21,355)	(21,136)

Total stockholders’ equity	128,975	124,823

Total liabilities and stockholders’ equity	$191,665	$191,823

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Revenue:
Product	$19,429	$12,972
Product updates, technical support and services	14,692	12,322
Professional services	6,126	5,791

Total revenue	40,247	31,085

Cost of revenue:
Product	2,471	1,292
Product updates, technical support and services	1,447	1,288
Professional services	3,866	4,302
Amortization of acquired technology and customer relationships	539	459

Total cost of revenue	8,323	7,341

Gross profit	31,924	23,744

Operating expenses:
Research and development	9,242	8,063
Sales and marketing	12,599	10,450
General and administrative	3,789	2,923

Total operating expenses	25,630	21,436

Income from operations	6,294	2,308
Interest and other expense, net	(59)	(30)

Income before provision for income taxes	6,235	2,278
Provision for income taxes	2,046	939

Net income	$4,189	$1,339

Basic net income per common share	$0.19	$0.06

Diluted net income per common share	$0.18	$0.06

Basic weighted average common shares outstanding	22,090	20,926

Diluted weighted average common shares outstanding	22,637	21,562

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,189	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,539	1,347
Provision for losses on accounts receivable	399	62
Deferred income taxes	(441)	(64)
Non-cash stock-based compensation expense	539	402
Non-cash accretion of market discount on marketable securities	46	—
Loss on disposition of fixed assets	5	2
Changes in assets and liabilities:
Accounts receivable	6,811	7,235
Inventory	581	155
Prepaid expenses and other current assets	(690)	(560)
Other assets	(89)	(114)
Accounts payable	232	(340)
Accrued liabilities	(973)	(1,478)
Accrued income taxes	2,440	689
Deferred revenue	(4,574)	(2,931)
Deferred rent	302	(118)
Excess tax benefit from exercise of stock options	(957)	(130)

Net cash provided by operating activities	9,359	5,496

Cash flows from investing activities:
Purchase of property and equipment	(1,748)	(879)
Purchase of marketable securities	(14,146)	(23,588)
Proceeds from sale/maturity of marketable securities	12,540	—

Net cash used in investing activities	(3,354)	(24,467)

Cash flows from financing activities:
Acquisition of treasury stock	(219)	(523)
Proceeds from exercise of common stock options	869	4,987
Excess tax benefit from exercise of stock options	957	130
Payment of dividends to stockholders	(2,679)	(2,127)

Net cash (used in) provided by financing activities	(1,072)	2,467

Effect of exchange rate changes on cash and cash equivalents	48	(206)

Net increase (decrease) in cash and cash equivalents	4,981	(16,710)
Cash and cash equivalents, beginning of period	83,296	104,681

Cash and cash equivalents, end of period	$88,277	$87,971

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 3, 2011. The March 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2011 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Cash paid during the period:
Income tax payments	$20	$221
Non-cash financing and investing activities:
Restricted stock issued	$638	$454
Accrued liability for the purchase of property and equipment	$102	$63

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 3, 2011 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-14, “Certain Revenue Arrangements That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends Emerging Issues Task Force, or EITF, Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010, which the Company adopted on April 1, 2011. Early adoption was permitted. The Company determined that ASU 2009-14 and ASU 2009-13 did not have a material impact on its results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption was permitted. The Company will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

In July 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. ASU 2011-05 will be effective for the first annual reporting period beginning after December 15, 2011. Early adoption is permitted. The Company has determined that ASU 2011-05 will not have a material impact on its results of operations or financial condition.

4.	Stock-Based Compensation

In June 2009, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan, or the 2010 Plan, in response to the pending expiration of the Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2010 Plan provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors. Subject to specified adjustments, the number of shares initially set aside and reserved for issuance under the 2010 Plan is 2,150,000 shares, which approximated the number of shares available for issuance under the 2000 Plan as of January 1, 2010, the effective date of the 2010 Plan. The Company’s Board of Directors, or the Board, approved a resolution to make no further grants for options or stock awards under the 2000 Plan upon approval of the 2010 Plan.

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

The number of shares available for issuance under the 2010 Plan will also automatically increase on the first trading day of each calendar year, beginning with 2011 and continuing through the term of the 2010 Plan, by an amount equal to the lesser of (i) three percent (3%) of the shares of the Company’s common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board; provided, however, that in no event shall any such annual increase exceed 1,000,000 shares. This provision, commonly referred to as an “evergreen” provision, is similar to the provision in the 2000 Plan. The Board voted not to increase the number of shares available for issuance on the first trading day of calendar year 2011.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2011 and 2010, excess tax benefits from the exercise of stock options were $957,000 and $130,000, respectively.

A summary of the total stock-based compensation expense for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Restricted stock	$340	$246
Employee Stock Purchase Plan shares	148	105
Stock options	51	51

Total stock-based compensation	$539	$402

A summary of the total nonvested stock-based deferred compensation at June 30, 2011 and 2010 is as follows:

	June 30, 2011	June 30, 2010
	(in thousands)
Restricted stock	$2,636	$1,396
Stock options	659	865
Employee Stock Purchase Plan shares	49	35

Total nonvested stock-based deferred compensation	$3,344	$2,296

The deferred compensation related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares at June 30, 2011 is expected to be recognized over a weighted average period of one year, two years, and one month, respectively.

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,131,997	$9.42	—	$35,681	$5.70
Granted	—	$—	—	$—	$—
Exercised	(100,405)	$8.66	—	$3,074	$6.17
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	1,031,592	$9.49	3.37	$32,440	$5.65

Exercisable at end of period	756,592	$9.39	1.61	$23,874	$6.19
Nonvested at end of period	275,000	$9.79	8.19	$8,566	$4.17
Nonvested expected to be exercised	247,500	$9.79	8.20	$7,710	$4.17

	Three Months Ended June 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$10,364	$7.31
Granted	—	$—	—	$—	$—
Exercised	(437,320)	$11.40	—	$1,871	$8.47
Forfeited or expired	(3,850)	$19.50	—	$—	$13.30

Outstanding at end of period	2,052,912	$10.72	2.89	$8,884	$7.05

Exercisable at end of period	1,777,912	$10.87	1.92	$7,509	$7.50
Nonvested at end of period	275,000	$9.79	9.19	$1,375	$4.17

During the three months ended June 30, 2011 and 2010, no stock options vested or were granted.

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

During the three months ended June 30, 2011 and 2010, respectively, the Company received proceeds of approximately $869,000 and $5.0 million and issued 100,405 and 437,320 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	190,613	$17.45
Granted	18,107	$38.93
Vested	(21,116)	$11.82
Forfeited	(4,840)	$12.40

Nonvested at end of period	182,764	$20.36

Nonvested expected to vest	167,141	$20.30

	Three Months Ended June 30, 2010
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	183,797	$10.87
Granted	30,829	$16.22
Vested	(32,841)	$10.90
Forfeited	(289)	$13.30

Nonvested at end of period	181,496	$11.76

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

Under the ESPP, the number of shares available for issuance automatically increases on February 1st of 2011 through 2015 by an amount equal to the lesser of (i) the average number of shares purchased under the ESPP during the last two Plan Periods (as defined in the ESPP) immediately preceding the applicable February 1 date, plus an additional number of shares equal to 5% of the Average Shares, or (ii) 300,000 shares, or a lesser amount determined by the Board. The Board determined not to increase the share reserve under the ESPP during fiscal 2011.

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

Since the plan period for the Company’s ESPP ends in January and July of each year, no shares of the Company’s common stock were issued under the ESPP in the three months ended June 30, 2011 or 2010.

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

Intangible Assets

Intangible assets consist primarily of the developed technology associated with the DSAuditor product line acquired. The Company determined that estimated acquisition date fair value of the DSAuditor developed technology was approximately $1.5 million. The Company utilized an income approach known as the Relief-From-Royalty Method to value the acquired developed technology assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The Company will test goodwill for impairment on an annual basis, or sooner if deemed necessary. As of June 30, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

6.	Marketable Securities

At June 30 and March 31, 2011, marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at June 30 and March 31, 2011, respectively:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$32,988	$4	$32,992

Total	$32,988	$4	$32,992

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$31,428	$4	$31,432

Total	$31,428	$4	$31,432

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at June 30 and March 31, 2011:

		Fair Value Measurement at June 30, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$37,344	$37,344	$—	$—
Money market funds	50,933	50,933	—	—
United States government obligations included in marketable securities	32,992	32,992	—	—

Total	$121,269	$121,269	$—	$—

		Fair Value Measurement at March 31, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

At June 30 and March 31, 2011, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30 and March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at June 30 or March 31, 2011.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$4,189	$1,339
Dividends paid on nonvested restricted stock	(20)	(16)
Undistributed earnings attributable to nonvested restricted stock	(11)	—

Net income available to common stockholders excluding nonvested restricted stock	$4,158	$1,323

Shares (denominator):
Weighted average common shares outstanding – basic	22,090,270	20,926,290
Effect of other dilutive securities—options	547,079	635,315

Weighted average diluted shares outstanding	22,637,349	21,561,605

Net income per common share:
Basic	$0.19	$0.06
Diluted	$0.18	$0.06

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. There were no options with an anti-dilutive effect during the three months ended June 30, 2011. Options for the purchase of 107,500 common shares were excluded from the weighted average diluted shares outstanding calculation for the three months ended June 30, 2010 because their effect was anti-dilutive.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $219,000 and $523,000 to purchase 5,571 and 33,127 shares during the three months ended June 30, 2011 and 2010, respectively, at average prices of $39.22 and $15.78 per share, respectively. Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the periods are included in these totals.

As of June 30, 2011, the Company had repurchased 1,526,931 shares of common stock under the stock repurchase program.

Dividend

The following table summarizes the Company’s cash dividend payments for the three months ended June 30, 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 4, 2011	June 15, 2011	June 29, 2011	$0.12

The following table summarizes the Company’s cash dividend payments for the three months ended June 30, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 5, 2010	June 15, 2010	June 30, 2010	$0.10

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

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 30.8% and 38.5% of total revenue for the three months ended June 30, 2011 and 2010, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2011 and 2010. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three months ended June 30, 2011 and 2010. Substantially all assets were held in the United States at June 30 and March 31, 2011. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Geographic Area:
United States	$29,699	$23,552
International	10,548	7,533

Total revenue	$40,247	$31,085

Geographic Area:
United States	73.8%	75.8%
International	26.2%	24.2%

Total revenue	100.0%	100.0%

11.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains/(losses) on cash equivalents and marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Net income	$4,189	$1,339
Foreign currency translation adjustments	55	(198)
Net unrealized losses on cash equivalents and marketable securities	—	(1)

Total comprehensive income	$4,244	$1,140

Accumulated other comprehensive loss includes foreign currency translation adjustments and net unrealized gains on marketable securities. The components of accumulated other comprehensive loss at June 30 and March 31, 2011, net of tax, are as follows:

	June 30, 2011	March 31, 2011
Foreign currency translation adjustments	$(598)	$(653)
Net unrealized gains on marketable securities	4	4

Total accumulated other comprehensive loss	$(594)	$(649)

12.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance, financial condition, or cash flows. As of June 30, 2011, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 32.8% and 41.2% for the three months ended June 30, 2011 and 2010, respectively. The Company’s tax rate differed from the statutory tax rate in these periods principally due to state income taxes, the difference between United States and foreign tax rates, research and development credits, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The decrease in the Company’s effective tax rate for the three months ended June 30, 2011, as compared to the same period in the prior fiscal year, was largely due to the expiration of the Federal research and development tax credit under IRC section 41 on December 31, 2009, which precluded the Company from including the credit in its provision for the quarter ended June 30, 2010. In addition, the provision for the quarter ended June 30, 2010 included expense associated with the settlement of the Company’s fiscal 2007 income tax audit by the IRS.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY07 – FY09
Belgium	FY09 – FY10
France	FY07 – FY10
Germany	FY08 – FY09
United Kingdom	FY10
Singapore	FY08 – FY10
United States	FY08 – FY11
Maryland	FY07 – FY11

14.	Subsequent Events

On July 27, 2011, the Board approved a quarterly cash dividend in the amount of $0.12 per share, which will be paid on September 29, 2011 to stockholders of record as of the close of business on September 15, 2011. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three months ended June 30, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, or the Form 10-K, filed with the Securities and Exchange Commission, or SEC, on June 3, 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of this report and the Form 10-K for the fiscal year ended March 31, 2011. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software products and related services. Our operations are principally in the United States, and we also have subsidiaries with offices in Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. In addition, in the United States we operate a sales program to extend our market reach by establishing sales alliances with third parties called the Synergy Program. The Synergy Program’s focus is on selling our application performance management, or APM, software products, including AppResponse Xpert that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the three months ended June 30, 2011 and 2010, perpetual licenses represented approximately 90% and 89%, respectively, of product revenue. Substantially all of our product arrangements include both product and product updates, technical support, and services. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

During the three months ended June 30, 2011, or Q1 fiscal 2012, as compared to the three months ended March 31, 2011, or Q4 fiscal 2011, we experienced a decrease in total revenue, a decrease in operating expenses, and an increase in operating income. The decrease in our total revenue of $858,000 was the result of a decrease in product revenue, which was partially offset by an increase in professional services revenue and, to a lesser extent, product updates, technical support and services revenue. A decrease in product revenue and operating expense from fiscal Q4 to fiscal Q1 is a seasonal trend that we expected. The decrease in operating expense is primarily due to a decrease in commission and personnel-related expenses driven by sequentially lower product bookings and lower payroll tax expense. The increase in operating income was largely due to generating higher gross margin on professional services revenue due to an increase in utilization rates, together with sequentially lower operating expense.

During Q1 fiscal 2012, as compared to Q4 fiscal 2011, we experienced a decrease in deferred revenue and cash flow from operations. The decrease in deferred revenue was largely due to a decrease in customers renewing software maintenance contracts, which is a seasonal trend we expected. The decrease in cash flow from operations is also related to a decrease in the amount of customers renewing maintenance contracts in fiscal Q1 as compared to fiscal Q4. Cash and cash equivalents increased to $121.3 million largely due to strong collections activity during fiscal Q1.

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	June 30, 2011	March 31, 2011	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$40,247	$41,105	$(858)	(2.1)%
Total cost of revenue	$8,323	$8,590	$(267)	(3.1)%
Gross profit	$31,924	$32,515	$(591)	(1.8)%
Gross profit as a percentage of total revenue (gross margin)	79.3%	79.1%
Total operating expenses	$25,630	$26,276	$(646)	(2.5)%
Income from operations	$6,294	$6,239	$55	0.9%
Income from operations as a percentage of total revenue (operating margin)	15.6%	15.2%
Net income	$4,189	$3,823	$366	9.6%
Diluted net income per common share	$0.18	$0.17	$0.01	5.9%
Other Operations Data:
Total employees (period end)	591	578	13	2.2%
Total average employees	578	567	11	1.9%
Total consultants (period end)	84	86	(2)	(2.3)%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	79	73	6	8.2%
Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$121,269	$114,728	$6,541	5.7%
Cash flows provided by operating activities	$9,359	$13,826	$(4,467)	(32.3)%
Total deferred revenue (period end)	$42,923	$47,497	$(4,574)	(9.6)%

Our decrease in total revenue in Q1 fiscal 2012 from Q4 fiscal 2011 was primarily due to a decrease in product revenue of $2.1 million. The decrease in product revenue was primarily the result of a decrease in sales to international government customers, which was partially offset by an increase in sales to United States government customers. We believe the decrease in product revenue was due to the seasonal buying patterns of our customers, as we have experienced a sequential decline in product revenue from Q4 to Q1 four of the last five fiscal years. Total revenue generated from sales to United States government customers increased by $741,000 during Q1 fiscal 2012 as compared to Q4 fiscal 2011. The percentage of total revenue from United States government customers increased to 30.8% in Q1 fiscal 2012 from 28.3% in Q4 fiscal 2011.

Our international revenue was $10.5 million and $11.5 million for Q1 fiscal 2012 and Q4 fiscal 2011, respectively. The decrease in international revenue was primarily the result of a decrease in revenue from international government customers, which was partially offset by an increase in sales to corporate enterprise customers. As a percentage of total revenue, international revenue decreased from 27.9% to 26.2% during Q1 fiscal 2012. We expect international revenue to continue to account for a significant portion of our total revenue in the future. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit decreased $591,000, or 1.8%, to $31.9 million for Q1 fiscal 2012 from $32.5 million for Q4 fiscal 2011. The decrease in gross profit was primarily the result of a $2.1 million decrease in product revenue. The decrease in product revenue was partially offset by an increase in professional services revenue and, to a lesser extent, product updates, technical support and services revenue. In addition, our gross margin on professional services revenue improved to 36.9% for Q1 from 26.3% in Q4 primarily due to higher utilization rates. Our gross margin increased slightly to 79.3% in Q1 fiscal 2012 from 79.1% in Q4 fiscal 2011. Gross margin on product revenue, product updates, technical support and services revenue and professional services revenue for Q1 fiscal 2012 was 87.3%, 90.2%, and 36.9%, respectively. Changes in revenue from product and product updates, technical support and services have more impact on gross profit than changes in revenue from professional services due to their higher gross margins.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but we believe an economic recovery may still be several quarters away. Our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers will be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend in part on our ability to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our APM products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our APM products generally require less consulting time to implement. As a result of these factors, we believe that we will likely experience fluctuations in quarterly revenue.

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

Research and Development Expense. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our APM products. We believe there is more competition in the markets served by our APM products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2011, and we plan to continue making investments in additional personnel during fiscal 2012. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Sales and Marketing Expense. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2011, we focused on improving the productivity of our sales force and only made modest investments in additional direct sales personnel. We plan to accelerate our hiring of quota-carrying salespeople as compared to fiscal 2011 in order to address what we believe is a large and growing market for our products. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our APM products. While we expect that the absolute dollar amount of sales and marketing expenses will increase in fiscal 2012 as compared to fiscal 2011, our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods. Our ability to decrease these expenses as a percentage of revenue will depend upon increases in our revenue, among other factors.

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased slightly to 15.6% during Q1 fiscal 2012 from 15.2% during Q4 fiscal 2011. We remain committed to increasing profitability and generating long-term growth. We plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock-based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Form 10-K.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Revenue:
Product	48.3%	41.8%
Product updates, technical support and services	36.5	39.6
Professional services	15.2	18.6

Total revenue	100.0	100.0

Cost of revenue:
Product	6.1	4.2
Product updates, technical support and services	3.6	4.1
Professional services	9.7	13.8
Amortization of acquired technology and customer relationships	1.3	1.5

Total cost of revenue	20.7	23.6

Gross profit	79.3	76.4

Operating expenses:
Research and development	23.0	25.9
Sales and marketing	31.3	33.7
General and administrative	9.4	9.4

Total operating expenses	63.7	69.0

Income from operations	15.6	7.4
Interest and other expense, net	(0.1)	(0.1)

Income before provision for income taxes	15.5	7.3
Provision for income taxes	5.1	3.0

Net income	10.4%	4.3%

Revenue

Product Revenue. Product revenue was $19.4 million and $13.0 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 49.8%. The increase was due to growth in sales to corporate enterprise customers and, to a lesser extent, United States government customers.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $14.7 million and $12.3 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 19.2%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $39.0 million and $32.5 million at June 30, 2011 and 2010, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended, June 30,
	2011	2010
	(in thousands)
Consulting services revenue	$6,005	$5,732
Training revenue	121	59

Professional services revenue	$6,126	$5,791

Professional services revenue was $6.1 million and $5.8 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 5.8%. Consulting services revenue accounted for 98.0% and 99.0% of professional services revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in professional services revenue was the result of an increase in billable utilization rates. The percentage of total consulting revenue from United States government customers for the three months ended June 30, 2011 and 2010 was 56.1% and 71.8%, respectively.

International Revenue.

Our international revenue was $10.5 million and $7.5 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 40%. Our international revenue as a percentage of total revenue was 26.2% and 24.2% for the three months ended June 30, 2011 and 2010, respectively. The absolute dollar increase in international revenue was largely the result of an increase in sales of our APM products to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three month periods ended June 30, 2011 and 2010. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, June 30,
Cost of Revenue:	2011	2010
Product	12.7%	10.0%
Product updates, technical support and services	9.9%	10.5%
Professional services	63.1%	74.3%

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

Cost of Product Revenue. Cost of product revenue was $2.5 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase of 91.3% was primarily the result of a $751,000 increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products. The hardware costs increased due to increased sales of our AppResponse Xpert software products. Total hardware platform costs associated with the delivery of our AppResponse Xpert software products for the three months ended June 30, 2011 and 2010 was $1.9 million and $1.1 million, respectively. Gross margin on product revenue decreased to 87.3% for the three months ended June 30, 2011, compared to 90.0% for the same period in fiscal 2011.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.4 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. Gross margin on product updates, technical support and services revenue increased to 90.2% for the three months ended June 30, 2011, from 89.6% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of product updates, technical support and services was $6,000 and $4,000 for the three months ended June 30, 2011 and 2010, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $3.9 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively. The decrease of 10.1% was primarily the result of a $486,000 decrease in compensation expense due to net reductions in staffing levels. The net reductions in staffing levels were necessary to better align both our headcount and resource skill sets with external demand for our consulting services. Gross margin on professional services revenue increased to 36.9% for the three months ended June 30, 2011 from 25.7% for the same period in fiscal 2011. The increase in gross margin was primarily due to an increase in utilization rates. Stock-based compensation expense allocated to cost of professional services was $20,000 and $18,000 for the three months ended June 30, 2011 and 2010, respectively.

Operating Expenses

Research and Development. Research and development expenses were $9.2 million and $8.1 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 14.6%. The increase in research and development expenses for the three months ended June 30, 2011, as compared to the same period in fiscal 2011, was largely due to a $1.1 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $266,000 and $170,000 for the three months ended June 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $12.6 million and $10.5 million for the three months ended June 30, 2011 and 2010, respectively. The increase of 20.6% was largely due to a $1.8 million increase in sales commissions and compensation resulting from sales growth. Stock-based compensation expense allocated to sales and marketing was $126,000 and $96,000 for the three months ended June 30, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses were $3.8 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively. The increase of 29.6% was largely due to a $432,000 increase in performance-related variable compensation expense and a $336,000 increase in bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $121,000 and $109,000 for the three months ended June 30, 2011 and 2010, respectively.

Interest and Other Expense, net. Interest and other expense, net was an expense of $59,000 and $30,000 for the three months ended June 30, 2011 and 2010, respectively. The net change for the three months ended June 30, 2011, as compared to the same period in fiscal 2011, was primarily the result of realized foreign currency losses, which were partially offset by a decrease in bank fees and an increase in interest income.

Provision for Income Taxes. Our effective tax rate was 32.8% and 41.2% for the three months ended June 30, 2011 and 2010, respectively. Our tax rate differed from the statutory tax rate in these periods principally due to state income taxes, the difference between the U.S. and foreign tax rates, research and development credits, the domestic production activities deduction, and book compensation under our ESPP not deductible for tax purposes. The decrease in our effective tax rate for the three months ended June 30, 2011, as compared to the same period in the prior fiscal year, was largely due to the expiration of the Federal research and development tax credit under IRC section 41 on December 31, 2009, which precluded us from including the credit in our provision for the quarter ended June 30, 2010. In addition, the provision for the quarter ended June 30, 2010 included expense associated with the settlement of our fiscal 2007 income tax audit by the IRS.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of June 30, 2011, we had cash, cash equivalents and marketable securities totaling $121.3 million.

Net cash provided by operating activities was $9.4 million and $5.5 million for the three months ended June 30, 2011 and 2010, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities was primarily attributable to an increase in net income and an increase in cash provided by changes in deferred income tax, which was partially offset by a decrease in cash attributable to changes in deferred revenue.

Net cash used in investing activities was $3.4 million and $24.5 million for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, we received proceeds of $12.5 million from the sale or maturity of investments and we used funds of $14.1 million to purchase marketable securities and funds of $1.7 million to purchase property and equipment. For the three months ended June 30, 2010, we used funds of $23.6 million to purchase marketable securities and funds of $879,000 to purchase property and equipment.

Net cash used in financing activities was $1.1 million for the three months ended June 30, 2011. Net cash provided by financing activities was $2.5 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we used funds of $2.7 million to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011. During the three months ended June 30, 2010, we used funds of $2.1 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010. We used $219,000 and $523,000 to acquire 5,571 and 33,127 shares of our common stock during the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011 and 2010, respectively, 5,571 and 7,949 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period and the remainder were purchased under our ongoing stock repurchase plan. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the three months ended June 30, 2011 and 2010, respectively, we received proceeds of approximately $869,000 and $5.0 million and issued 100,405 and 437,320 shares of common stock, respectively, pursuant to employee and director exercises of stock options. Since the plan period for our ESPP ends in January and July of each year, no shares of our common stock were issued under the ESPP in the three months ended June 30, 2011 or 2010. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2011 and 2010, excess tax benefits from the exercise of stock options were $957,000 and $130,000, respectively.

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

As of June 30, 2011, we did not have any capital lease obligations. For more information regarding our office space, see our Form 10-K.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

We are involved in other claims and legal proceedings arising from our normal operations. We do not expect these matters, individually or in the aggregate, to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, and those with maturities greater than three months are considered to be marketable securities. Our cash equivalents and short-term marketable securities consist primarily of United States backed money market funds, Unites States Treasury bills, and United States Treasury notes with original maturities greater than three months and less than one year. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or marketable securities.

At June 30, 2011, we had $88.3 million in cash and cash equivalents and $33.0 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2011, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.2 million.

At June 30, 2011, $50.9 million of our $88.3 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30, 2011 there were no withdrawal limits on redemptions for any of the money market funds that we hold. During July 2011, we liquidated $39.5 million of the money market funds that were backed by United States government securities and transferred the funds to a non-interest bearing account that is fully insured by the Federal Deposit Insurance Corporation. The funds will continue to be classified as cash and cash equivalents on our consolidated balance sheet.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $598 and a loss of $1.2 million at June 30, 2011 and 2010, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 26.2% and 24.2% of our total revenue for the three months ended June 30, 2011 and 2010, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the three months ended June 30, 2011 and 2010, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $17,000 and $18,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2011. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 3, 2011, or the Annual Report, which could materially affect our business, financial condition or future results. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report.

A downgrade of the United States credit rating may materially adversely affect our business, financial condition, and results of operations.

Federal budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the United States’ credit rating for the first time in history. Such a downgrade could impact the stability of future United States treasury auctions, negatively affect the trading market for United States government securities and create broad financial turmoil and uncertainty. The threat of a potential downgrade of the United States credit rating, could weigh heavily on the global banking system and financial and capital markets.

Given that future deterioration in the United States and global credit and financial markets is a possibility, we could experience losses or significant deterioration in the fair value of our current portfolio of cash, cash equivalents and marketable securities, a substantial portion of which are invested in United States treasury securities. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and marketable securities, which may affect our ability to fund future obligations and obtain financing. Further, unless and until the current United States and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to diminishing the value of our securities, the uncertainty could further erode the economy generally and thus potentially adversely impact demand for our products. Furthermore, United States government budgets would also likely be significantly impacted, which could also have a material adverse effect on our results of operations or cash flows as we derive a substantial portion of our revenue from sales to United States government agencies.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	—	$—	—	478,640
May 1 – 31, 2011	5,571	$39.22	5,571	473,069
June 1 – 30, 2011	—	$—	—	473,069

Total	5,571	$39.22	5,571	473,069

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of June 30, 2011, we had repurchased an aggregate of 1,526,931 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

Date: August 5, 2011	By:	/s/ MEL F. WESLEY
	Name:	Mel F. Wesley
	Title:	Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBR: Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.