Form 10-Q
period 2011-09-30
OPNET TECHNOLOGIES INC
filed 2011-11-09
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding on November 1, 2011 was 22,508,049.

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$71,718	$83,296
Marketable securities	39,640	31,432
Accounts receivable, net of $584 and $346 in allowance for doubtful accounts at September 30 and March 31, 2011, respectively	36,685	32,597
Unbilled accounts receivable	1,586	1,915
Inventory	893	666
Deferred income taxes, prepaid expenses and other current assets	7,924	4,289

	158,446	154,195

Property and equipment, net	13,805	12,701
Intangible assets, net	3,380	4,507
Goodwill	15,406	15,406
Deferred income taxes and other assets	5,607	5,014

Total assets	$196,644	$191,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,316	$1,247
Accrued liabilities	13,212	14,698
Other income taxes	157	186
Deferred rent	207	182
Deferred revenue	39,030	42,282

Total current liabilities	54,922	58,595

Accrued liabilities	77	107
Deferred rent	2,731	2,422
Deferred revenue	5,023	5,215
Other income taxes	734	661

Total liabilities	$63,487	$67,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 30,169,153 and 29,883,409 shares issued at September 30 and March 31, 2011, respectively; 22,506,049 and 22,228,504 shares outstanding at September 30 and March 31, 2011, respectively	30	30
Additional paid-in capital	126,499	121,230
Retained earnings	28,944	25,348
Accumulated other comprehensive loss	(871)	(649)
Treasury stock, at cost – 7,663,104 and 7,654,905 shares at September 30 and March 31, 2011, respectively	(21,445)	(21,136)

Total stockholders’ equity	133,157	124,823

Total liabilities and stockholders’ equity	$196,644	$191,823

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Product	$20,599	$17,673	$40,028	$30,645
Product updates, technical support and services	15,413	13,050	30,105	25,372
Professional services	5,909	5,395	12,035	11,186

Total revenue	41,921	36,118	82,168	67,203

Cost of revenue:
Product	3,928	2,487	6,399	3,779
Product updates, technical support and services	1,380	1,270	2,827	2,558
Professional services	3,751	4,195	7,617	8,497
Amortization of acquired technology and customer relationships	537	499	1,076	958

Total cost of revenue	9,596	8,451	17,919	15,792

Gross profit	32,325	27,667	64,249	51,411

Operating expenses:
Research and development	9,088	8,578	18,330	16,641
Sales and marketing	13,471	11,402	26,070	21,852
General and administrative	2,504	3,035	6,293	5,958

Total operating expenses	25,063	23,015	50,693	44,451

Income from operations	7,262	4,652	13,556	6,960

Interest and other expense, net	—	(1)	(59)	(31)

Income before provision for income taxes	7,262	4,651	13,497	6,929
Provision for income taxes	2,476	1,735	4,522	2,675

Net income	$4,786	$2,916	$8,975	$4,254

Basic net income per common share	$0.21	$0.14	$0.40	$0.20

Diluted net income per common share	$0.21	$0.13	$0.39	$0.19

Basic weighted average common shares outstanding	22,240	21,251	22,149	21,090

Diluted weighted average common shares outstanding	22,687	21,788	22,646	21,675

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,975	$4,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,099	2,774
Provision for losses on accounts receivable	296	276
Deferred income taxes	(755)	(597)
Non-cash stock-based compensation expense	1,145	791
Non-cash accretion of market discount on marketable securities	56	8
Gain/(loss) on disposition of fixed assets	8	(3)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(4,047)	835
Inventory	394	499
Prepaid expenses and other current assets	(548)	(25)
Other assets	(113)	(470)
Accounts payable	949	69
Accrued liabilities	(3,125)	160
Accrued income taxes	488	1,083
Deferred revenue	(3,444)	(3,227)
Deferred rent	334	(221)
Excess tax benefit from exercise of stock options	(2,236)	(215)

Net cash provided by operating activities	1,476	5,991

Cash flows from investing activities:
Acquisition of business	—	(2,225)
Purchase of property and equipment	(3,287)	(1,838)
Purchase of investments	(34,507)	(35,622)
Proceeds from sale/maturity of investments	26,240	2,031

Net cash used in investing activities	(11,554)	(37,654)

Cash flows from financing activities:
Acquisition of treasury stock	(309)	(2,904)

Proceeds from exercise of common stock options	1,255	7,579
Excess tax benefit from exercise of stock options	2,236	215
Issuance of common stock under employee stock purchase plan	923	727
Payment of dividends to stockholders	(5,380)	(4,257)

Net cash (used in) provided by financing activities	(1,275)	1,360

Effect of exchange rate changes on cash and cash equivalents	(225)	355

Net decrease in cash and cash equivalents	(11,578)	(29,948)

Cash and cash equivalents, beginning of period	83,296	104,681

Cash and cash equivalents, end of period	$71,718	$74,733

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of application and network performance management solutions. The Company’s software products address applications performance management, or APM, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, through a sales program to extend its market reach called the Synergy Program. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Singapore; and Milton, Australia (2) an office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; and Colorado Springs, Colorado.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 3, 2011. The March 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2011 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Six Months Ended September 30,
	2011	2010
	(in thousands)

Cash paid during the period:
Income tax payments	$4,691	$1,969
Non-cash financing and investing activities:
Restricted stock issued	$2,191	$606
Accrued liability for the purchase of property and equipment	$70	$34
Net settlement of stock options	$1,181	$—

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 3, 2011 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and Accounting Standards Update, or ASU, 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 were effective for the first annual reporting period beginning on or after June 15, 2010, and the Company adopted both standards on April 1, 2011. The adoption of ASU 2009-14 and ASU 2009-13 did not have a material impact on its results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

In July 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. ASU 2011-05 will be effective for the first annual reporting period beginning after December 15, 2011. Early adoption is permitted. The Company will apply ASU 2011-05 in its annual reporting period beginning April 1, 2012.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2011 and 2010, excess tax benefits from the exercise of stock options were $1.3 million and $85,000, respectively. For the six months ended September 30, 2011 and 2010, excess tax benefits from the exercise of stock options were $2.2 million and $215,000, respectively.

A summary of the total stock-based compensation expense for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Restricted stock	$412	$231	$752	$477
Employee Stock Purchase Plan shares	142	106	290	211
Stock options	52	52	103	103

Total stock-based compensation	$606	$389	$1,145	$791

A summary of the total nonvested stock-based deferred compensation at September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010
	(in thousands)
Restricted stock	$3,780	$1,318
Stock options	607	146
Employee Stock Purchase Plan shares	184	813

Total nonvested stock-based compensation	$4,571	$2,277

The weighted average period that the deferred compensation at September 30, 2011 related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares is expected to be recognized over the following periods:

Period
Restricted stock	2 years
Stock options	2 years
Employee Stock Purchase Plan shares	4 months

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,031,592	$9.49	—	$26,219	$5.65
Granted	—	$—	—	$—	$—
Exercised	(149,512)	$10.48	—	$4,341	$7.11
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	882,080	$9.33	3.67	$22,566	$5.40

Exercisable at end of period	607,080	$9.12	1.73	$15,658	$5.96
Nonvested at end of period	275,000	$9.79	7.94	$6,908	$4.17
Nonvested expected to be exercised	247,500	$9.79	7.95	$6,217	$4.17

	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	Three Months Ended September 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,052,912	$10.72	—	$16,812	$7.05
Granted	—	$—	—	$—	$—
Exercised	(233,230)	$11.19	—	$1,420	$7.99
Forfeited or expired	(5,500)	$19.50	—	$—	$13.30

Outstanding at end of period	1,814,182	$10.64	2.81	$15,020	$6.91

Exercisable at end of period	1,539,182	$10.79	1.72	$12,520	$7.40
Nonvested at end of period	275,000	$9.79	8.94	$2,500	$4.17

	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	Six Months Ended September 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,131,997	$9.42	—	$28,855	$5.69
Granted	—	$—	—	$—	$—
Exercised	(249,917)	$9.75	—	$7,415	$6.73
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	882,080	$9.33	3.67	$22,566	$5.40

Exercisable at end of period	607,080	$9.12	1.73	$15,658	$5.96
Nonvested at end of period	275,000	$9.79	7.94	$6,908	$4.17

	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	Six Months Ended September 30, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$20,081	$7.31
Granted	—	$—	—	$—	$—
Exercised	(670,550)	$11.33	—	$3,291	$8.30
Forfeited or expired	(9,350)	$19.50	—	$—	$13.30

Outstanding at end of period	1,814,182	$10.64	2.81	$15,020	$6.91

Exercisable at end of period	1,539,182	$10.79	1.72	$12,520	$7.40
Nonvested at end of period	275,000	$9.79	8.94	$2,500	$4.17

During the three and six months ended September 30, 2011 and 2010, no stock options vested or were granted.

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

During the three months ended September 30, 2011 and 2010, respectively, the Company received proceeds of approximately $385,000 and $2.6 million and issued 38,012 and 233,230 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2011 and 2010, respectively, the Company received proceeds of approximately $1.3 million and $7.6 million and issued 138,417 and 670,550 shares of common stock, respectively, pursuant to employee and director exercises of stock options. 111,500 shares were executed during the three and six months ended September 30, 2011 in a net settlement of exercised stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	182,764	$20.36	190,613	$17.45
Granted	47,760	$35.33	65,867	$36.32
Vested	(21,144)	$13.41	(42,260)	$12.62
Forfeited	(800)	$37.48	(5,640)	$15.96

Nonvested at end of period	208,580	$24.43	208,580	$24.43

Nonvested expected to vest	190,350	$24.41

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	181,496	$11.76	183,797	$10.87
Granted	9,000	$16.87	39,829	$16.37
Vested	(28,493)	$10.92	(61,334)	$10.91
Forfeited	—	$—	(289)	$13.30

Nonvested at end of period	162,003	$12.20	162,003	$12.20

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

During the six months ended September 30, 2011 and 2010, employees purchased 36,673 and 70,178 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $923,000 and $727,000, respectively.

5.	Acquisition of DSAuditor from Embarcadero Technologies, Inc.

On August 25, 2010, the Company acquired substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., or Embarcadero, a privately held software company headquartered in San Francisco, California. The Company paid approximately $2.3 million cash to Embarcadero to acquire such assets. An initial payment of $25,000 was made in September 2009, and the remaining purchase price of $2.25 million was made in August 2010. DSAuditor is a software product that provides visibility into database activity and performance. The acquisition contributed key capabilities to the Company’s product portfolio for APM.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or sooner if deemed necessary. As of September 30, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

6.	Marketable Securities

At September 30 and March 31, 2011 marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at September 30 and March 31, 2011:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$39,639	$1	$39,640

Total	$39,639	$1	$39,640

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$31,428	$4	$31,432

Total	$31,428	$4	$31,432

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at September 30 and March 31, 2011:

	Total Fair	Total Fair	Total Fair	Total Fair
		Fair Value Measurement at September 30, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$62,174	$62,174	$—	$—

Money market funds	9,544	9,544	—	—
United States government obligations included in marketable securities	39,640	39,640	—	—

Total	$111,358	$111,358	$—	$—

	Total Fairs,	Total Fairs,	Total Fairs,	Total Fairs,
		Fair Value Measurement at March 31, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

At September 30 and March 31, 2011, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30 and March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at September 30, or March 31, 2011.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Net income (numerator):

Basic and diluted net income attributable to common stockholders	$4,786	$2,916	$8,975	$4,254
Dividends paid on nonvested restricted stock	(23)	(15)	(42)	(31)
Undistributed earnings attributable to non-vested restricted stock	(18)	(6)	(31)	—

Net income available to common stockholders excluding nonvested restricted stock	$4,745	$2,895	$8,902	$4,223

Shares (denominator):
Weighted average common shares outstanding – basic	22,240,053	21,251,009	22,149,022	21,089,537
Effect of other dilutive securities - options	446,888	536,696	496,532	584,996

Weighted average diluted shares outstanding	22,686,941	21,787,705	22,645,554	21,674,533

Net income per common share:
Basic	$0.21	$0.14	$0.40	$0.20
Diluted	$0.21	$0.13	$0.39	$0.19

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. There were no options with an anti-dilutive effect during the three and six months ended September 30, 2011. Options for the purchase of 102,000 common shares were excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2010 because their effect was anti-dilutive.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $90,000 and $2.4 million to purchase 2,628 and 163,974 shares during the three months ended September 30, 2011 and 2010, respectively, at average prices of $34.26 and $14.52 per share, respectively. The Company expended $309,000 and $2.9 million to purchase 8,199 and 197,101 shares during the six months ended September 30, 2011 and 2010, respectively, at average prices of $37.63 and $14.73 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock share during the year are included in these totals.

As of September 30, 2011, the Company had repurchased 1,529,559 shares of common stock under the stock repurchase program.

Dividend

The following table summarizes the Company’s cash dividend payments for the six months ended September 30, 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 4, 2011	June 15, 2011	June 29, 2011	$0.12
July 27, 2011	September 15, 2011	September 29, 2011	$0.12

The following table summarizes the Company’s cash dividend payments for the six months ended September 30, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10

The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether. See Note 14 for additional information regarding the Company’s plans for future cash dividends.

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 36.6% and 40.2% of total revenue for the three months ended September 30, 2011 and 2010, respectively. Revenue from transactions with United States government agencies was approximately 33.8% and 39.4% of total revenue for the six months ended September 30, 2011 and 2010, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2011 and 2010. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or six months ended September 30, 2011 and 2010. Substantially all assets were held in the United States at September 30 and March 31, 2011. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Geographic Area:
United States	$32,518	$28,066	$62,216	$51,619
International	9,403	8,052	19,952	15,584

Total revenue	$41,921	$36,118	$82,168	$67,203

Geographic Area:
United States	77.6%	77.7%	75.7%	76.8%
International	22.4%	22.3%	24.3%	23.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

11.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains/(losses) on cash equivalents and marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$4,786	$2,916	$8,975	$4,254
Foreign currency translation adjustments	(280)	585	(225)	387
Net unrealized gains on cash equivalents and marketable securities	3	9	4	8

Total comprehensive income	$4,509	$3,510	$8,754	$4,649

Accumulated other comprehensive loss includes foreign currency translation adjustments and net unrealized gains on marketable securities. The components of accumulated other comprehensive loss at September 30 and March 31, 2011, net of tax, are as follows:

	September 30, 2011	March 31, 2011
Foreign currency translation adjustments	$(878)	$(653)
Net unrealized gains on marketable securities	7	4

Total accumulated other comprehensive loss	$(871)	$(649)

12.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance, financial condition, or cash flows. As of September 30, 2011, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 34.1% and 37.3% for the three months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate was 33.5% and 38.6% for the six months ended September 30, 2011 and 2010, respectively. The Company’s tax rate differed from the statutory tax rate in the three and six months ended September 30, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The decrease in the Company’s effective tax rate for the three and six month periods ended September 30, 2011, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to the Company for the three and six month periods ended September 30, 2010. The research and development tax credit was reinstated into law in December of 2010, and was available to the company during the three and six month periods ended September 30, 2011.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY07 – FY09
Belgium	FY09 – FY10
France	FY07 – FY10
Germany	FY08 – FY09
United Kingdom	FY10
Singapore	FY08 – FY10
United States	FY08 – FY11
Maryland	FY07 – FY11

We are currently under an income tax audit in France for fiscal years 2008 through 2010.

14.	Subsequent Events

On October 26, 2011, the Board approved a one-time special dividend in the amount of $0.85 per share, which will be paid on December 15, 2011 to stockholders of record as of the close of business on December 1, 2011. On October 26, 2011, the Board also approved a quarterly cash dividend in the amount of $0.12 per share, which will be paid on December 28, 2011 to stockholders of record as of the close of business on December 14, 2011. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and six months ended September 30, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission, or SEC, on June 3, 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2011. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software products and related services. Our operations are principally in the United States. We also have subsidiaries with offices in Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. In addition, in the United States we operate a sales program to extend our market reach by establishing sales alliances with third parties called the Synergy Program. The Synergy Program’s primary focus is on selling our APM software products, including AppResponse Xpert that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for channel distribution. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the six months ended September 30, 2011 and 2010, perpetual licenses represented approximately 93% and 90%, respectively, of product revenue. Substantially all of our product arrangements include both product and product updates, technical support, and services. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Sequential Quarter-Over-Quarter Financial Performance and Trends That May Affect Business and Future Results

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	September 30, 2011	June 30, 2011	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$41,921	$40,247	$1,674	4.2%
Total cost of revenue	$9,596	$8,323	$1,273	15.3%
Gross profit	$32,325	$31,924	$401	1.3%
Gross profit as a percentage of total revenue (gross margin)	77.1%	79.3%
Total operating expenses	$25,063	$25,630	$(567)	(2.2)%
Income from operations	$7,262	$6,294	$968	15.4%
Income from operations as a percentage of total revenue (operating margin)	17.3%	15.6%
Net income	$4,786	$4,189	$597	14.3%
Diluted net income per common share	$0.21	$0.18	$0.03	16.7%
Other Operations Data:
Total employees (period end)	596	591	5	0.8%
Total average employees	595	578	17	2.9%
Total consultants (period end)	87	84	3	3.6%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	80	79	1	1.3%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$111,358	$121,269	$(9,911)	(8.2)%
Cash flows (used)/provided by operating activities	$(7,883)	$9,359	$(17,242)	(184.2)%
Total deferred revenue (period end)	$44,053	$42,923	$1,130	2.6%

Our increase in total revenue in Q2 fiscal 2012 from Q1 fiscal 2012 was principally due to an increase in product revenue of $1.2 million and an increase in product updates, technical support and services revenue of $721,000 . The increase in product revenue was due to an increase in sales to United States government customers which was partially offset by a decrease in sales to service providers and university customers. The increase in sales to United States government customers reflects a seasonal trend we typically experience due to the federal fiscal year end of September 30. The increase in product updates, technical support and services revenue was principally due to an increase in revenue from corporate enterprise customers. Total revenue generated from sales to United States government customers increased by $3.0 million during Q2 fiscal 2012 as compared to Q1 fiscal 2012. The percentage of total revenue from United States government customers increased to 36.6% in Q2 fiscal 2012 from 30.8% in Q1 fiscal 2012.

Our international revenue was $9.4 million and $10.5 million for Q2 fiscal 2012 and Q1 fiscal 2012, respectively. The decrease in international revenue was primarily the result of a decrease in sales to corporate enterprise customers. As a percentage of total revenue, international revenue decreased from 26.2% to 22.4% during Q2 fiscal 2012. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q2 fiscal 2012. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $401,000, or 1.3%, to $32.3 million for Q2 fiscal 2012 from $31.9 million for Q1 fiscal 2012. The increase in gross profit was primarily the result of a $1.2 million increase in product revenue and a $721,000 increase in product updates, technical support and services revenue. Our gross margin decreased to 77.1% in Q2 fiscal 2012 from 79.3% in Q1 fiscal 2012. The decrease in gross margin was principally due to extending a larger than normal discount to a customer that purchased a seven-figure arrangement including our AppResponseXpert products in September. Gross margin on product revenue for Q2 fiscal 2012 was 80.9%, gross margin on product updates, technical support and services revenue for Q2 fiscal 2012 was 91.1%, and gross margin on professional services revenue for Q2 fiscal 2012 was 36.5%.

During Q2 fiscal 2012, as compared to Q1 fiscal 2012, we experienced a decrease in cash flow from operations and an increase in deferred revenue. The decrease in operating cash flow was largely due to an increase in accounts receivable. Accounts receivable increased due to a larger portion of our business closing in the last two months of the quarter during Q2 fiscal 2012 as compared to Q1 fiscal 2012. In addition, collections activity during Q2 fiscal 2012 was down as compared to Q1 fiscal 2012. The increase in deferred revenue was principally due to an increase in maintenance renewal contracts sold during Q2 fiscal 2012 as compared to Q1 fiscal 2012.

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers will be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain several large consulting contracts with the United States government and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our APM products, as compared to our other products, would cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our APM products generally require less consulting time to implement. As a result of these and other factors, we believe that we will likely continue to experience fluctuations in quarterly revenue.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the proportion of total revenue generated from products and product updates, technical support and services, as revenue from these sources has substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the amount of fees paid to indirect channel partners and the profitability of individual consulting engagements. Amortization of technology associated with acquisitions of technology that we may make in future periods may also affect our gross profit margin.

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

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 17.3% during Q2 fiscal 2012 from 15.6% during Q1 fiscal 2012. The increase was primarily the result of a $1.2 million increase in product revenue and a $721,000 increase in product updates, technical support and services revenue. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock-based compensation, fair value measurement of cash equivalents and marketable securities, allowance for doubtful accounts, valuation of long-lived assets, including intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on June 3, 2011.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	49.1%	49.0%	48.8%	45.6%
Product updates, technical support and services	36.8	36.1	36.6	37.8
Professional services	14.1	14.9	14.6	16.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	9.4	6.9	7.8	5.6
Product updates, technical support and services	3.3	3.5	3.4	3.8
Professional services	8.9	11.6	9.3	12.7
Amortization of acquired technology and customer relationships	1.3	1.4	1.3	1.4

Total cost of revenue	22.9	23.4	21.8	23.5

Gross profit	77.1	76.6	78.2	76.5

Operating expenses:
Research and development	21.7	23.7	22.3	24.8
Sales and marketing	32.1	31.6	31.7	32.5
General and administrative	6.0	8.4	7.7	8.8

Total operating expenses	59.8	63.7	61.7	66.1

Income from operations	17.3	12.9	16.5	10.4
Interest and other expense, net	(0.0)	(0.0)	(0.1)	(0.1)

Income before provision for income taxes	17.3	12.9	16.4	10.3
Provision for income taxes	5.9	4.8	5.50	4.0

Net income	11.4%	8.1%	10.9%	6.3%

Revenue

Product Revenue. Product revenue was $20.6 million and $17.7 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 16.6%. The increase was due to growth in sales to corporate enterprise customers and, to a lesser extent, United States government customers, partially offset by a decrease in sales to service provider customers. Product revenue was $40.0 million and $30.6 million for the six months ended September 30, 2011 and 2010, respectively, representing an increase of 30.6%. The increase was largely due to growth in sales to corporate enterprise customers and, to a lesser extent, United States government customers. The increase in sales to corporate enterprise and United States government customers for the three and six month periods was primarily due to growth in sales of our APM products.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $15.4 million and $13.1 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 18.1%. Product updates, technical support and services revenue was $30.1 million and $25.4 million for the six months ended September 30, 2011 and 2010, respectively, representing an increase of 18.7%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Growth in the overall customer installed base increases the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $40.3 million and $34.0 million at September 30, 2011 and 2010, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended, September 30,		Six Months Ended, September 30,
	2011	2010	2011	2010
	(in thousands)
Consulting services revenue	$5,853	$5,222	$11,857	$10,954
Training revenue	56	173	178	232

Professional services revenue	$5,909	$5,395	$12,035	$11,186

Professional services revenue was $5.9 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 9.5%. Consulting services revenue accounted for 99.1% and 96.8% of professional services revenue for the three months ended September 30, 2011 and 2010, respectively. The percentage of total consulting revenue from United States government customers for the three months ended September 30, 2011 and 2010 was 49.0% and 71.8%, respectively. Professional services revenue was $12.0 million and $11.2 million for the six months ended September 30, 2011 and 2010, respectively, representing an increase of 7.6%. Consulting services revenue accounted for 98.5% and 97.9% of professional services revenue for the six months ended September 30, 2011 and 2010, respectively. The percentage of total consulting revenue from United States government customers for the six months ended September 30, 2011 and 2010 was 52.6% and 71.8%, respectively. The increase in professional services revenue for the three and six month periods ended September 30, 2011 was the result of an increase in average hourly billing rates for our consultants that provide consulting services. The increase in average hourly billing rates was due to a smaller percentage of our revenue being derived from United States government customers during the three and six month periods ended September 30, 2011 as compared to the prior fiscal year. The decline in the percentage of professional services revenue from United States government customers for the three and six month periods ended September 30, 2011, as compared to the same periods in the prior fiscal year, is principally due to the growing proportion of product sales to corporate enterprise customers relative United States government customers. Average hourly billing rates are generally lower for United States government customers as compared to average hourly billing rates for our commercial customers.

International Revenue.

Our international revenue was $9.4 million and $8.1 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 16.8%. Our international revenue as a percentage of total revenue was 22.4% and 22.3% for the three months ended September 30, 2011 and 2010, respectively. Our international revenue was $20.0 million and $15.6 million for the six months ended September 30, 2011 and 2010, respectively, representing an increase of 28.0%. Our international revenue as a percentage of total revenue was 24.0% and 23.2% for the six months ended September 30, 2011 and 2010, respectively. The absolute dollar increases in international revenue were principally due to an increase in sales of our APM products to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three and six month periods ended September 30, 2011 and 2010. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, September 30,		Six Months Ended, September 30,
Cost of Revenue:	2011	2010	2011	2010
Product	19.1%	14.1%	16.0%	12.3%
Product updates, technical support and services	9.0%	9.7%	9.4%	10.1%
Professional services	63.5%	77.8%	63.3%	76.0%

Cost of product revenue consists primarily of the cost of hardware platforms associated with the delivery of some software products, royalties, fees paid to indirect channel partners and, to a lesser extent, media, manuals, and distribution costs. Cost of product updates, technical support and services revenue consists principally of personnel-related costs necessary to provide technical support and training to customers with active maintenance contracts on a when-and-if-available basis, royalties, media, and distribution costs. Cost of professional services revenue consists principally of personnel-related costs necessary to provide consulting and training to customers without active maintenance contracts. Gross margins on product revenue and product updates, technical support and services revenue are substantially higher than gross margins on professional services revenue, due to the low cost of delivering software products and providing technical support and maintenance compared with the relatively high personnel costs associated with providing consulting services and customer training.

Cost of Product Revenue. Cost of product revenue was $3.9 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively. The increase of 57.9% was principally the result of a $1.1 million increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products and a $278,000 increase in fees paid to indirect channel partners. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for the three months ended September 30, 2011 and 2010 was $3.2 million and $2.1 million, respectively. Gross margin on product revenue decreased to 80.9% for the three months ended September 30, 2011, compared to 85.9% for the same period in fiscal 2011. Cost of product revenue was $6.4 million and $3.8 million for the six months ended September 30, 2011 and 2010, respectively. The increase of 69.3% was primarily the result of a $2.0 million increase in costs related to hardware platforms used to deliver our AppResponse Xpert software and other hardware used in conjunction with AppResponse Xpert, a $343,000 increase in fees paid to indirect channel partners, and an $113,000 increase in royalties. Total hardware platform costs for the six months ended September 30, 2011 and 2010 was $5.3 million and $3.3 million, respectively. Gross margin on product revenue decreased to 84.0% for the six months ended September 30, 2011, compared to 87.7% for the same period in fiscal 2011. The decrease in gross margin on product revenue for the three and six-month periods ended September 30, 2011, as compared to the same periods in fiscal 2011 was principally due to extending a larger than normal discount to a customer that purchased a seven-figure arrangement including our AppResponseXpert products in September 2011.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.4 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of compensation costs associated with providing the when-and-if available training under our maintenance contracts. Gross margin on product updates, technical support and services revenue increased to 91.1% for the three months ended September 30, 2011, from 90.3% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of product updates, technical support and services was $9,000 and $4,000 for the three months ended September 30, 2011 and 2010, respectively. Cost of product updates, technical support and services revenue was $2.8 million and $2.6 million for the six months ended September 30, 2011 and 2010, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of compensation expense related to an increase in providing the when-and-if available training under our maintenance contracts and customer support. Gross margin on product updates, technical support and services revenue increased to 90.6% for the six months ended September 30, 2011, from 89.9% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of product updates, technical support and services was $15,000 and $8,000 for the six months ended September 30, 2011 and 2010.

Cost of Professional Services Revenue. Cost of professional services revenue was $3.8 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively. The decrease of 10.6% was principally the result of a $385,000 decrease in compensation expense due to net reductions in staffing levels. Gross margin on professional services revenue increased to 36.5% for the three months ended September 30, 2011 from 22.2% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of professional services was $18,000 and $19,000 for the three months ended September 30, 2011 and 2010, respectively. Cost of professional services revenue was $7.6 million and $8.5 million for the six months ended September 30, 2011 and 2010, respectively. The decrease of 10.4% was primarily the result of an $871,000 decrease in compensation expense due to net reductions in staffing levels. Gross margin on professional services revenue increased to 36.7% for the six months ended September 30, 2011 from 24.0% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of professional services was $38,000 and $37,000 for the six months ended September 30, 2011 and 2010, respectively. The net reductions in staffing levels for the three and six months ended September 30, 2011 were necessary to better align both our headcount and resource skill set with external demand for our consulting services. The increase in the gross margin for the three and six months ended September 30, 2011 as compared to the prior fiscal year was due to a smaller percentage of our revenue being derived from United States government customers. Average hourly billing rates are generally lower for United States government customers as compared to average hourly billing rates for our commercial customers. The decline in the percentage of professional services revenue from United States government customers for the three and six month periods ended September 30, 2011, as compared to the same periods in the prior fiscal year, is principally due to the growing proportion of product sales to corporate enterprise customers relative United States government customers.

Operating Expenses

Research and Development. Research and development expenses were $9.1 million and $8.6 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 5.9%. The increase in research and development expenses for the three months ended September 30, 2011, as compared to the same period in fiscal 2011, was largely due to a $384,000 increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $296,000 and $167,000 for the three months ended September 30, 2011 and 2010, respectively. Research and development expenses were $18.3 million and $16.6 million for the six months ended September 30, 2011 and 2010, respectively, representing an increase of 10.1%. The increase in research and development expenses for the six months ended September 30, 2011, as compared to the same period in fiscal 2011, was largely due to a $1.5 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $561,000 and $338,000 for the six months ended September 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $13.5 million and $11.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase of 18.1% was largely due to a $1.4 million increase in compensation and sales commissions resulting from sales growth, a $229,000 increase in conference and trade show expenses, and a $177,000 increase in travel resulting from more normalized marketing expenditures following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $152,000 and $96,000 for the three months ended September 30, 2011 and 2010, respectively. Sales and marketing expenses were $26.1 million and $21.9 million for the six months ended September 30, 2011 and 2010, respectively. The increase of 19.3% was largely due to a $3.2 million increase in compensation and sales commissions resulting from sales growth, a $394,000 increase in travel, and a $263,000 increase in conference and trade show expenses resulting from more normalized marketing expenditures following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $279,000 and $192,000 for the six months ended September 30, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses were $2.5 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively. The decrease of 17.5% was largely due to a $402,000 decrease in discretionary bonus expense and a $316,000 decrease in bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $131,000 and $103,000 for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses were $6.3 million and $6.0 million for the six months ended September 30, 2011 and 2010, respectively. The increase of 5.6% was the result of an increase in facility costs. Stock-based compensation expense allocated to general and administrative expense was $252,000 and $211,000 for the six months ended September 30, 2011 and 2010, respectively.

Interest and Other Expense, net. Interest and other expense, net, was an expense of $1,000 for the three months ended September 30, 2010. Interest and other (expense) income, net, was an expense of $59,000 and an expense of $31,000 for the six months ended September 30, 2011 and 2010, respectively. The net change for the three and six months ended September 30, 2011, as compared to the same periods in fiscal 2011, was primarily the result of realized foreign currency gains and losses and an increase in bank fees.

Provision for Income Taxes. Our effective tax rate was 34.1% and 37.3% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 33.5% and 38.6% for the six months ended September 30, 2011 and 2010, respectively. Our tax rate differed from the statutory tax rate in the three and six months ended September 30, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The decrease in our effective tax rate for the three and six month periods ended September 30, 2011, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to us for the three and six month periods ended September 30, 2010. The research and development tax credit was reinstated into law in December of 2010, and was available to us during the three and six month periods ended September 30, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of September 30, 2011, we had cash, cash equivalents and marketable securities totaling $111.4 million.

Net cash provided by operating activities was $1.5 million and $6.0 million for the six months ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable due to an increase in sales bookings and a decrease in cash provided by changes in deferred revenue, which was partially offset by an increase in net income.

Net cash used in investing activities was $11.6 million and $37.7 million for the six months ended September 30, 2011 and 2010, respectively. For the six months ended September 30, 2011, we used funds of $34.5 million to purchase marketable securities, and funds of $3.3 million to purchase property and equipment. We received proceeds of $26.2 million from the sale or maturity of investments. For the six months ended September 30, 2010, we used funds of $35.6 million to purchase marketable securities, funds of $2.2 million to acquire DS Auditor, and funds of $1.8 million to purchase property and equipment. We also received proceeds of $2.0 million from the maturity of investments.

Net cash used in financing activities was $1.3 million for the six months ended September 30, 2011. Net cash provided by financing activities was $1.4 million for the six months ended September 30, 2010. During the six months ended September 30, 2011, we used funds of $5.4 million to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011 and September 15, 2011. During the six months ended September 30, 2010, we used funds of $4.3 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010 and September 14, 2010. We used $309,000 and $2.9 million to acquire 8,199 and 197,101 shares of our common stock during the six months ended September 30, 2011 and 2010, respectively. During the six months ended September 30, 2011 and 2010, respectively, 8,199 and 13,191 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period and the remainder were purchased under our ongoing stock repurchase plan. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the six months ended September 30, 2011 and 2010, respectively, we received proceeds of approximately $1.3 million and $7.6 million and issued 138,417 and 670,550 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2011 and 2010, respectively, we received proceeds of approximately $923,000 and $727,000 and issued 36,673 and 70,178 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2011 and 2010, excess tax benefits from the exercise of stock options were $2.2 million and $215,000, respectively.

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

As of September 30, 2011, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on June 3, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Contingencies

We are currently under an income tax audit in France for the fiscal years from 2008 through 2010. We do not expect this matter to have a material effect on our financial condition, results of operations, or cash flows.

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

At September 30, 2011, we had $71.7 million in cash and cash equivalents and $39.6 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2011, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.1 million.

At September 30, 2011, $9.5 million of our $71.7 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2011 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $878,000 and a loss of $612,000 at September 30, 2011 and 2010, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 24.3% and 23.2% of our total revenue for the six months ended September 30, 2011 and 2010, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the six months ended September 30, 2011 and 2010, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $54,000 and $41,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2011. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 3, 2011, or the Annual Report, and our Form 10-Q for the fiscal quarter ended June 30, 201l, as filed with the Securities and Exchange Commission on August 5, 2011 which could materially affect our business, financial condition or future results. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report and our Form 10-Q for the fiscal quarter ended June 30, 201l.

Our reliance on a limited number of vendors for the hardware used to deliver our AppResponse Xpert software product could harm our business by adversely affecting product availability, delivery, reliability and cost.

We maintain a limited number of suppliers for the hardware we sell together with our AppResponse Xpert software product. This hardware is used at the customer site to deliver the software and is a critical component of our customers’ ability to deploy the software. If the supply of these hardware components is delayed or curtailed, we may not be able to sell the AppResponse Xpert product in desired quantities and in a timely manner.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	—	$—	—	473,069
August 1 – 31, 2011	2,628	$34.26	2,628	470,441
September 1 – 30, 2011	—	$—	—	470,441

Total	2,628	$34.26	2,628	470,441

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of September 30, 2011, we had repurchased an aggregate of 1,529,559 shares of common stock under this program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC. (Registrant)

Date: November 9, 2011	By:	/s/ Mel F. Wesley
	Name:	Mel F. Wesley
	Title:	Senior Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBR: Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.