Form 10-Q
period 2011-12-31
OPNET TECHNOLOGIES INC
filed 2012-02-08
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the registrant’s common stock outstanding on February 2, 2012 was 22,563,035.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$57,967	$83,296
Marketable securities	39,837	31,432
Accounts receivable, net of $434 and $346 in allowance for doubtful accounts at December 31 and March 31, 2011, respectively	43,624	32,597
Unbilled accounts receivable	1,267	1,915
Inventory	257	666
Deferred income taxes, prepaid expenses and other current assets	6,935	4,289

	149,887	154,195

Property and equipment, net	13,895	12,701
Intangible assets, net	2,820	4,507
Goodwill	15,406	15,406
Deferred income taxes and other assets	5,458	5,014

Total assets	$187,466	$191,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,112	$1,247
Accrued liabilities	15,081	14,698
Other income taxes	489	186
Deferred rent	219	182
Deferred revenue	44,375	42,282

Total current liabilities	61,276	58,595

Accrued liabilities	148	107
Deferred rent	2,737	2,422
Deferred revenue	5,411	5,215
Other income taxes	741	661

Total liabilities	$70,313	$67,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 30,205,418 and 29,883,409 shares issued at December 31 and March 31, 2011, respectively; 22,527,997 and 22,228,504 shares outstanding at December 31 and March 31, 2011, respectively	30	30
Additional paid-in capital	127,832	121,230
Retained earnings	12,424	25,348
Accumulated other comprehensive loss	(1,170)	(649)
Treasury stock, at cost – 7,677,421 and 7,654,905 shares at December 31 and March 31, 2011, respectively	(21,963)	(21,136)

Total stockholders’ equity	117,153	124,823

Total liabilities and stockholders’ equity	$187,466	$191,823

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenue:
Product	$24,426	$20,177	$64,454	$50,822
Product updates, technical support and services	15,749	13,908	45,854	39,280
Professional services	5,812	5,593	17,847	16,779

Total revenue	45,987	39,678	128,155	106,881

Cost of revenue:
Product	4,319	2,893	10,718	6,672
Product updates, technical support and services	1,488	1,269	4,315	3,827
Professional services	4,077	3,689	11,694	12,186
Amortization of acquired technology and customer relationships	535	553	1,611	1,511

Total cost of revenue	10,419	8,404	28,338	24,196

Gross profit	35,568	31,274	99,817	82,685

Operating expenses:
Research and development	9,275	8,757	27,605	25,398
Sales and marketing	14,923	13,265	40,993	35,117
General and administrative	3,078	3,649	9,371	9,607

Total operating expenses	27,276	25,671	77,969	70,122

Income from operations	8,292	5,603	21,848	12,563

Interest and other expense, net	(5)	(54)	(64)	(85)

Income before provision for income taxes	8,287	5,549	21,784	12,478
Provision for income taxes	2,964	1,225	7,486	3,900

Net income	$5,323	$4,324	$14,298	$8,578

Basic net income per common share	$0.23	$0.19	$0.63	$0.40

Diluted net income per common share	$0.23	$0.19	$0.62	$0.38

Basic weighted average common shares outstanding	22,304	21,608	22,192	21,263

Diluted weighted average common shares outstanding	22,736	22,230	22,667	21,921

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$14,298	$8,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,703	4,284
Provision for losses on accounts receivable	142	473
Deferred income taxes	(711)	(526)
Non-cash stock-based compensation expense	1,844	1,456
Non-cash accretion of market discount on marketable securities	63	35
Loss on disposition of fixed assets	17	18
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(10,497)	(1,684)
Inventory	43	628
Prepaid expenses and other current assets	(435)	(175)
Other assets	(94)	(597)
Accounts payable	(214)	337
Accrued liabilities	(212)	949
Accrued income taxes	2,356	939
Deferred revenue	2,289	(554)
Deferred rent	352	(345)
Excess tax benefit from exercise of stock options	(2,675)	(967)

Net cash provided by operating activities	11,269	12,849

Cash flows from investing activities:
Acquisition of business	—	(2,225)
Purchase of property and equipment	(4,573)	(2,799)
Purchase of investments	(48,515)	(43,047)
Proceeds from sale/maturity of investments	40,040	8,066

Net cash used in investing activities	(13,048)	(40,005)

Cash flows from financing activities:
Acquisition of treasury stock	(827)	(3,344)

Proceeds from exercise of common stock options	1,439	12,776
Excess tax benefit from exercise of stock options	2,675	967
Issuance of common stock under employee stock purchase plan	923	727
Payment of dividends to stockholders	(27,222)	(22,753)

Net cash used in financing activities	(23,012)	(11,627)

Effect of exchange rate changes on cash and cash equivalents	(538)	128

Net decrease in cash and cash equivalents	(25,329)	(38,655)

Cash and cash equivalents, beginning of period	83,296	104,681

Cash and cash equivalents, end of period	$57,967	$66,026

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. (hereafter, the Company or OPNET), is a provider of application and network performance management solutions. The Company’s software products address applications performance management, or APM, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, through an indirect sales channel program to extend its market reach called the Synergy Program. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Singapore; and Milton, Australia (2) a registered office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Colorado Springs, Colorado; Paris, France; Frankfurt, Germany; Slough, United Kingdom; Ghent, Belgium; Singapore; and Beijing, China.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 3, 2011. The March 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and nine months ended December 31, 2011 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2011	2010
	(in thousands)

Cash paid during the period:
Income tax payments	$5,717	$3,326
Non-cash financing and investing activities:
Restricted stock issued	$2,377	$2,071
Accrued liability for the purchase of property and equipment	$203	$73
Net settlement of stock options	$1,355	$—

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission, or SEC, on June 3, 2011 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” (included in Accounting Standards Codification, or ASC, 985 “Software”) and ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables” (as codified in ASC 605 “Revenue Recognition”). ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 were effective for the first annual reporting period beginning on or after June 15, 2010, and the Company adopted both standards on April 1, 2011. The adoption of ASU 2009-14 and ASU 2009-13 did not have a material impact on its results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective for the company prospectively for business combinations for which the acquisition date is on or after April 1, 2011. The Company will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for first annual reporting period beginning after December 15, 2011, which will be the reporting period beginning April 1, 2012 for the Company. Early adoption is permitted. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 impact financial statement presentation only; accordingly, they will have no impact on the Company’s results of operations or financial condition.

4.	Stock-Based Compensation

In June 2009, the Company’s stockholders approved the adoption of the 2010 Stock Incentive Plan, or the 2010 Plan, in response to the pending expiration of the Company’s Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan. The 2010 Plan provides for the granting of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors. Subject to specified adjustments, the number of shares initially set aside and reserved for issuance under the 2010 Plan was 2,150,000 shares, which approximated the number of shares available for issuance under the 2000 Plan as of January 1, 2010, the effective date of the 2010 Plan. The Company’s Board of Directors, or the Board, approved a resolution to make no further grants for options or stock awards under the 2000 Plan upon approval of the 2010 Plan.

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

Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the statement of operations in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact on compensation cost due to changes in the expected forfeiture rate will be recognized in the period that they become known. The Company has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation cost due to changes in the expected forfeiture rate of 10% will be recognized in the period that they become known. The Company does not apply a forfeiture rate to the options granted to certain key executives or directors. The Company has concluded that historically certain key executives and directors will perform the requisite service to vest in award.

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended December 31, 2011 and 2010, excess tax benefits from the exercise of stock options were $439,000 and $752,000, respectively. For the nine months ended December 31, 2011 and 2010, excess tax benefits from the exercise of stock options were $2.7 million and $967,000, respectively.

A summary of the total stock-based compensation expense for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)
Restricted stock	$502	$497	$1,253	$975
Employee Stock Purchase Plan shares	145	115	436	326
Stock options	52	52	155	155

Total stock-based compensation	$699	$664	$1,844	$1,456

A summary of the total nonvested stock-based deferred compensation at December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Restricted stock	$3,481	$2,301
Stock options	555	761
Employee Stock Purchase Plan shares	48	38

Total nonvested stock-based compensation	$4,084	$3,100

The deferred compensation at December 31, 2011 related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares is expected to be recognized over the following weighted average periods:

Period
Restricted stock	1 year
Stock options	2 years
Employee Stock Purchase Plan shares	1 month

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	882,080	$9.33	—	$24,119	$5.40
Granted	—	$—	—	$—	$—
Exercised	(38,865)	$9.23	—	$1,104	$6.42
Forfeited or expired	(7,000)	$8.95	—	$194	$6.19

Outstanding at end of period	836,215	$9.33	3.53	$22,858	$5.35

Exercisable at end of period	561,215	$9.11	1.49	$15,466	$5.93
Nonvested at end of period	275,000	$9.79	7.69	$7,392	$4.17
Nonvested expected to be exercised	247,500	$9.79	7.69	$6,653	$4.17

	Three Months Ended December 31, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,814,182	$10.64	—	$28,889	$6.91
Granted	—	$—	—	$—	$—
Exercised	(447,950)	$11.56	—	$4,409	$8.19
Forfeited or expired	(102,000)	$19.50	—	$—	$13.30

Outstanding at end of period	1,264,232	$9.59	3.34	$21,449	$5.94

Exercisable at end of period	989,232	$9.54	1.85	$16,837	$6.43
Nonvested at end of period	275,000	$9.79	8.69	$4,612	$4.17

	Nine Months Ended December 31, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,131,997	$9.42	—	$30,847	$5.70
Granted	—	$—	—	$—	$—
Exercised	(288,782)	$9.68	—	$8,519	$6.69
Forfeited or expired	(7,000)	$8.95	—	$194	$6.19

Outstanding at end of period	836,215	$9.33	3.53	$22,858	$5.35

Exercisable at end of period	561,215	$9.11	1.49	$15,466	$5.93
Nonvested at end of period	275,000	$9.79	7.69	$7,392	$4.17

	Nine Months Ended December 31, 2010
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	2,494,082	$10.86	—	$39,167	$7.31
Granted	—	$—	—	$—	$—
Exercised	(1,118,500)	$11.42	—	$7,701	$8.26
Forfeited or expired	(111,350)	$19.50	—	$—	$13.30

Outstanding at end of period	1,264,232	$9.59	3.34	$21,449	$5.94

Exercisable at end of period	989,232	$9.54	1.85	$16,837	$6.43
Nonvested at end of period	275,000	$9.79	8.69	$4,612	$4.17

During the three and nine months ended December 31, 2011 and 2010, no stock options vested or were granted.

To estimate the grant-date fair value of its stock options, the Company used the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company used a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term was calculated based upon the simplified method set out in ASC 718. The Company used the simplified method to determine the estimated option term because it lacked sufficient historical share option exercise data. To determine expected volatility, the Company analyzed the historical volatility of its stock over the expected term of the option.

During the three months ended December 31, 2011 and 2010, respectively, the Company received proceeds of approximately $184,000 and $5.2 million and issued 23,865 and 452,481 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2011 and 2010, respectively, the Company received proceeds of approximately $1.4 million and $12.8 million and issued 162,282 and 1,123,031 shares of common stock, respectively, pursuant to employee and director exercises of stock options. In addition, 15,000 shares and 126,500 shares were issued during the three and nine months ended December 31, 2011, respectively, in net settlements of exercised stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	208,580	$24.43	190,613	$17.45
Granted	5,700	$35.74	71,567	$36.28
Vested	(6,161)	$25.26	(48,421)	$14.23
Forfeited	—	$—	(5,640)	$15.96

Nonvested at end of period	208,119	$24.71	208,119	$24.71

Nonvested expected to vest	189,625	$24.69

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	162,003	$12.20	183,797	$10.87
Granted	63,816	$25.07	103,645	$21.73
Vested	(13,171)	$21.97	(74,505)	$12.87
Forfeited	(527)	$14.68	(816)	$14.19

Nonvested at end of period	212,121	$15.46	212,121	$15.46

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

Under the ESPP, the number of shares available for issuance automatically increases on February 1st of 2011 through 2015 by an amount equal to the lesser of (i) the average number of shares purchased under the ESPP during the last two Plan Periods (as defined in the ESPP) immediately preceding the applicable February 1 date, plus an additional number of shares equal to 5% of the Average Shares, or (ii) 300,000 shares, or a lesser amount determined by the Board. The Board determined not to increase the share reserve under the ESPP on February 1, 2011. To estimate the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the six months prior to the first day of the plan period.

During the nine months ended December 31, 2011 and 2010, employees purchased 36,673 and 70,178 shares of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $923,000 and $727,000, respectively.

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

The following table summarizes the estimated fair values of the DSAuditor product line acquired and liabilities assumed on the acquisition date:

	At August 25, 2010	Amortization Method	Useful Life
	(in thousands)

Property and equipment, net	$14	Straight-line	1 month - 3 years
Deferred revenue	(79)
Identifiable intangible assets:
Developed technology – DS Auditor	1,458	Straight-line	5 years
Trade names and trademark	47	Straight-line	5 years
Customer relationships	27	Straight-line	5 years
Non-compete agreements	16	Straight-line	1 year

Total identifiable assets	1,483

Goodwill	767

Net assets acquired	$2,250

Intangible Assets

Intangible assets consist primarily of the developed technology associated with the DSAuditor product acquired. The Company determined that estimated acquisition date fair value of the DSAuditor developed technology was approximately $1.5 million. The Company utilized an income approach known as the Relief-From-Royalty Method to value the acquired developed technology assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or as impairment indicators are noted. As of December 31, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

6.	Marketable Securities

At December 31 and March 31, 2011 marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at December 31 and March 31, 2011:

	December 31, 2011
	Amortized Cost	Gross Unrealized Loss	Market Value
	(in thousands)
United States government obligations	$39,839	$(2)	$39,837

Total	$39,839	$(2)	$39,837

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$31,428	$4	$31,432

Total	$31,428	$4	$31,432

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at December 31 and March 31, 2011:

		Fair Value Measurement at December 31, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$48,616	$48,616	$—	$—
Money market funds	9,351	9,351	—	—
United States government obligations included in marketable securities	39,837	39,837	—	—

Total	$97,804	$97,804	$—	$—

		Fair Value Measurement at March 31, 2011 Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

At December 31 and March 31, 2011, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31 and March 31, 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at December 31 or March 31, 2011.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$5,323	$4,324	$14,298	$8,578
Dividends paid on nonvested restricted stock	(184)	(135)	(227)	(165)

Net income available to common stockholders excluding nonvested restricted stock	$5,139	$4,189	$14,071	$8,413

Shares (denominator):
Weighted average common shares outstanding – basic	22,303,544	21,608,057	22,191,768	21,262,767
Effect of other dilutive securities - options	431,997	621,975	475,157	658,294

Weighted average diluted shares outstanding	22,735,541	22,230,032	22,666,925	21,921,061

Net income per common share:
Basic	$0.23	$0.19	$0.63	$0.40
Diluted	$0.23	$0.19	$0.62	$0.38

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. There were no options with an anti-dilutive effect during the three and nine months ended December 31, 2011 or 2010.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $512,000 and $440,000 to purchase 14,317 and 16,774 shares during the three months ended December 31, 2011 and 2010, respectively, at average prices of $35.75 and $26.23 per share, respectively. The Company expended $827,000 and $3.3 million to purchase 22,516 and 213,875 shares during the nine months ended December 31, 2011 and 2010, respectively, at average prices of $36.44 and $15.63 per share, respectively.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares and net settlements of exercised stock options are included in these totals.

As of December 31, 2011, the Company had repurchased 1,543,876 shares of common stock. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares, and net settlements of exercised stock options are included in the total repurchased.

Dividend

The following table summarizes the Company’s cash dividend payments for the nine months ended December 31, 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 4, 2011	June 15, 2011	June 29, 2011	$0.12
July 27, 2011	September 15, 2011	September 29, 2011	$0.12
October 26, 2011	December 1, 2011	December 15, 2011	$0.85
October 26, 2011	December 14, 2011	December 28, 2011	$0.12

The following table summarizes the Company’s cash dividend payments for the nine months ended December 31, 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10

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

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 22.9% and 25.2% of total revenue for the three months ended December 31, 2011 and 2010, respectively. Revenue from transactions with United States government agencies was approximately 29.9% and 34.1% of total revenue for the nine months ended December 31, 2011 and 2010, respectively. No single customer accounted for 10% or more of revenue for the three or nine months ended December 31, 2011 and 2010. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or nine months ended December 31, 2011 and 2010. Substantially all assets were held in the United States at December 31 and March 31, 2011. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
Geographic Area:
United States	$34,549	$28,442	$96,765	$80,060
International	11,438	11,236	31,390	26,821

Total revenue	$45,987	$39,678	$128,155	$106,881

Geographic Area:
United States	75.1%	71.7%	75.5%	74.9%
International	24.9%	28.3%	24.5%	25.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

11.	Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains (losses) on cash equivalents and marketable securities. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)

Net income	$5,323	$4,324	$14,298	$8,578
Foreign currency translation adjustments	(296)	(275)	(516)	112
Net unrealized (losses) gains on cash equivalents and marketable securities	(3)	(3)	(6)	5

Total comprehensive income	$5,024	$4,046	$13,776	$8,695

Accumulated other comprehensive loss includes foreign currency translation adjustments and net unrealized gains on marketable securities. The components of accumulated other comprehensive loss at December 31 and March 31, 2011, net of tax, are as follows:

	December 31, 2011	March 31, 2011
Foreign currency translation adjustments	$(1,168)	$(653)
Net unrealized (losses) gains on marketable securities	(2)	4

Total accumulated other comprehensive loss	$(1,170)	$(649)

12.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance, financial condition, or cash flows. As of December 31, 2011, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 35.8% and 22.1% for the three months ended December 31, 2011 and 2010, respectively. The Company’s effective tax rate was 34.4% and 31.3% for the nine months ended December 31, 2011 and 2010, respectively. The Company’s tax rate differed from the statutory tax rate in the three and nine months ended December 31, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes.

The increase in the Company’s effective tax rate for the three and nine month periods ended December 31, 2011, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to it during calendar year 2010 until the credit was reinstated into law in December 2010. When the research and development tax credit was reinstated into law, the Company included the full amount of the estimated credit for all of calendar year 2010 into the calculation of the provision expense for the three and nine month periods ended December 31, 2010. The inclusion of the full amount of the credit for all of calendar year 2010 into the calculation of the provision expense lowered the Company’s effective tax rate for the three and nine months ended December 31, 2010 as compared to the same periods in 2011. For the three and nine month periods ended December 31, 2011, only three and nine months, respectively, of the research and development tax credit was included in the provision expense given that the credit was reinstated into law in December 2010 and was available for the entire year of calendar 2011.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY07 – FY09
Belgium	FY09 – FY11
France	FY08 – FY11
Germany	FY07 – FY10
United Kingdom	FY10
Singapore	FY08 – FY10
United States	FY09 – FY11
Maryland	FY07 – FY11

We are currently under an income tax audit in France for fiscal years 2008 through 2010.

14.	Subsequent Events

On January 25, 2012, the Board approved a quarterly cash dividend in the amount of $0.12 per share, which will be paid on March 28, 2012 to stockholders of record as of the close of business on March 14, 2012. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and nine months ended December 31, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission, or SEC, on June 3, 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2011 and in subsequent SEC filings. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software products and related services. Our operations are principally in the United States. We also have subsidiaries with offices in Australia, Belgium, France, Germany, the United Kingdom, Singapore, and China. We primarily depend upon our direct sales force to generate revenue in the United States. In addition, in the United States we operate an indirect sales channel program to extend our market reach by establishing sales alliances with third parties called the Synergy Program. The Synergy Program’s primary focus is on selling our APM software products, as we believe these software products are particularly well-suited for channel distribution. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products, but excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the nine months ended December 31, 2011 and 2010, perpetual licenses represented approximately 95% and 91%, respectively, of product revenue. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. Substantially all of our product arrangements generate both product revenue and product updates, technical support, and services revenue. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

We consider our consulting services to be an integral part of our business model as they are centered on our software product offerings. Because our consulting services facilitate the adoption of our software product offerings, we believe that they ultimately generate additional sales of product licenses.

The key strategies of our business plan include increasing sales both to new customers and to existing customers, increasing deal size by selling modules and introducing new software products, improving our sales and marketing execution, establishing alliances to extend our market reach, increasing our international presence, and increasing profitability. We have focused our sales, marketing, and other efforts on corporate enterprise and United States government opportunities and, to a much lesser extent, service provider and network equipment manufacturer opportunities. Our focus and strategies are designed to increase revenue and profitability. Because of the uncertainty surrounding the amount and timing of revenue growth, we expect to need to closely control the increases in our total expenses as we implement these strategies.

Summary of Our Sequential Quarter-Over-Quarter Financial Performance

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	December 31, 2011	September 30, 2011	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$45,987	$41,921	$4,066	9.7%
Total cost of revenue	$10,419	$9,596	$823	8.6%
Gross profit	$35,568	$32,325	$3,243	10.0%
Gross profit as a percentage of total revenue (gross margin)	77.3%	77.1%
Total operating expenses	$27,276	$25,063	$2,213	8.8%
Income from operations	$8,292	$7,262	$1,030	14.2%
Income from operations as a percentage of total revenue (operating margin)	18.0%	17.3%
Net income	$5,323	$4,786	$537	11.2%
Diluted net income per common share	$0.23	$0.21	$0.02	9.5%
Other Operations Data:
Total employees (period end)	602	596	6	1.0%
Total average employees	595	595	—	0.0%
Total consultants (period end)	92	87	5	5.7%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	81	80	1	1.3%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$97,804	$111,358	$(13,554)	(12.2)%
Cash flows (used)/provided by operating activities	$9,793	$(7,883)	$17,676	224.2%
Total deferred revenue (period end)	$49,786	$44,053	$5,733	13.0%

In Q3 fiscal 2012, several regions of Thailand experienced severe flooding causing damage to factories that supply hard disk drives, and the damage to these factories has significantly impacted the general availability of hard disk drives. One of the products we sell, AppResponse Xpert, utilizes hard disk drives. We do not believe this shortage has had any material financial impact on our operations. However, due to the severity of the shortage we are experiencing increases in the price of hard disk drives, but do not believe the increases in price will have a material financial impact. We are currently working with several suppliers to negotiate the best possible prices to reduce the potential impact of price increases related to hard disk drives we purchase, and to ensure we have the required number of hard disk drives to meet customer demand for our AppResponse Xpert products.

Our increase in total revenue in Q3 fiscal 2012 from Q2 fiscal 2012 was principally due to an increase in product revenue of $3.8 million. The increase in product revenue was due to an increase in product sales to corporate enterprise customers and service providers which was partially offset by a decrease in product sales to United States government customers. The increase in sales to corporate enterprises and the decrease in sales to United States government customers reflects a seasonal trend we typically experience in our fiscal Q3. Please see the Seasonality section below for a further discussion of seasonality trends. Total revenue generated from sales to United States government customers decreased by $4.8 million during Q3 fiscal 2012 as compared to Q2 fiscal 2012. The percentage of total revenue from United States government customers decreased to 22.9% in Q3 fiscal 2012 from 36.6% in Q2 fiscal 2012.

Our international revenue was $11.4 million and $9.4 million for Q3 fiscal 2012 and Q2 fiscal 2012, respectively. The increase in international revenue was primarily the result of an increase in product sales to corporate enterprise customers and service providers. As a percentage of total revenue, international revenue increased from 22.4% to 24.9% during Q3 fiscal 2012. The increase in international product sales reflects a seasonal trend we typically experience in our fiscal Q3. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q3 fiscal 2012. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased $3.2 million, or 10.0%, to $35.6 million for Q3 fiscal 2012 from $32.3 million for Q2 fiscal 2012. The increase in gross profit was primarily the result of a $3.8 million increase in product revenue. Our gross margin increased to 77.3% in Q3 fiscal 2012 from 77.1% in Q2 fiscal 2012. The slight increase in gross margin was principally due to a $3.8 million dollar increase in product revenue, which generated a gross margin during the quarter of 82.3%. Gross margin on product updates, technical support and services revenue was 90.6% and gross margin on professional services revenue for Q3 fiscal 2012 was 29.9%.

During Q3 fiscal 2012, as compared to Q2 fiscal 2012, we experienced a decrease in cash, cash equivalents, and marketable securities of $13.6 million. The decline was largely related to the payment of $21.8 million of dividends to shareholders during the quarter partially offset by cash flow provided from operations. We experienced an increase in cash flow from operations largely due to an increase in deferred revenue of $5.7 million. The increase in deferred revenue was due to strong sales of new and renewal software maintenance contracts during the quarter.

Seasonality

Our product revenue tends to be seasonal. Product revenue from corporate enterprise customers, which represents the largest portion of our product revenue, has historically been the highest in the quarter ending December 31, our third fiscal quarter. Corporate enterprise customers typically operate on a calendar year end. As a result, it has been our experience that they often spend the remaining portion of their budgets in the December quarter.

In addition, European buying patterns have historically resulted in a decline in product sales in the summer months followed by increased product sales in our third fiscal quarter, reflecting European vacation practices and the resulting delay in product purchase activities until the conclusion of the summer vacation season. Corporate enterprise customers represent the largest portion of our sales to customers in Europe.

The increase in product revenue from corporate enterprise customers and European customers in the quarter ended December 31 has historically more than offset the sequential decline in product sales to the United States government during the same quarter. Product revenue from United States government customers has historically been highest in the quarter ending September 30, which coincides with the United States government fiscal year-end, and reflects higher demand for product purchases prior to the end of their fiscal year. United States government product purchases then typically decline sequentially in the quarter ending December 31.

While we expect these historical trends to continue, they could be affected by a number of factors, including the relative proportions of our business conducted with government compared to commercial customers and domestic compared to European customers, a decline in general economic conditions, changes in the timing or amounts of United States government spending resulting from budget constraints or other factors, and our continued expansion into international markets.

Trends That May Affect Business and Future Results

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current economic environment is showing signs of improvement, but our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come primarily from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers could be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend upon our ability to maintain existing, and sell new consulting contracts to the United States government and corporate enterprise customers and to attract and retain additional qualified consultants, including those with security clearances. We believe that continued

increases in the proportion of sales of our APM products, as compared to our other products, could cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our APM products generally require less consulting time to implement. As a result of these and other factors, we believe that we will likely continue to experience fluctuations in quarterly revenue.

Gross Profit Margin. Our overall gross profit margin will continue to be affected by the proportion of total revenue generated from products and product updates, technical support and services, as revenue from these sources has substantially higher gross margins than the gross margin on revenue from professional services. Our overall gross profit margin will also be affected by the proportion of our product revenue that is derived from products delivered on hardware platforms, the amount of fees paid to indirect channel partners and the profitability of individual consulting engagements. Amortization of technology associated with acquisitions of technology that we may make in future periods may also affect our gross profit margin.

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our APM products. We believe there is more competition in the markets served by our APM products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2011, and we plan to continue making investments in additional personnel during fiscal 2012. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods, although our ability to decrease these expenses as a percentage of revenue will depend upon our ability to increase our revenue, among other factors.

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

Operating Margin. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. Our operating margin increased to 18.0% during Q3 fiscal 2012 from 17.3% during Q2 fiscal 2012. The increase was primarily the result of a $3.8 million increase in product revenue. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas, we intend to closely monitor and control overall operating expenses in order to maximize our operating margin.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock-based compensation, fair value measurement of cash equivalents and marketable securities, valuation of intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on June 3, 2011.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Product	53.2%	50.9%	50.3%	47.6%
Product updates, technical support and services	34.2	35.1	35.8	36.8
Professional services	12.6	14.0	13.9	15.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

Product	9.4	7.3	8.4	6.2
Product updates, technical support and services	3.2	3.2	3.4	3.6
Professional services	8.9	9.3	9.0	11.4
Amortization of acquired technology and customer relationships	1.2	1.4	1.3	1.4

Total cost of revenue	22.7	21.2	22.1	22.6

Gross profit	77.3	78.8	77.9	77.4

Operating expenses:
Research and development	20.2	22.1	21.5	23.8
Sales and marketing	32.4	33.4	32.1	32.8
General and administrative	6.7	9.2	7.3	9.0

Total operating expenses	59.3	64.7	60.9	65.6

Income from operations	18.0	14.1	17.0	11.8
Interest and other expense, net	(0.0)	(0.1)	(0.0)	(0.1)

Income before provision for income taxes	18.0	14.0	17.0	11.7
Provision for income taxes	6.4	3.1	5.8	3.7

Net income	11.6%	10.9%	11.2%	8.0%

Revenue

Product Revenue. Product revenue was $24.4 million and $20.2 million for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 21.1%. The increase was due to growth in sales to service providers and corporate enterprise customers and, to a lesser extent, United States government customers. Product revenue was $64.5 million and $50.8 million for the nine months ended December 31, 2011 and 2010, respectively, representing an increase of 26.8%. The increase was largely due to growth in sales to corporate enterprise customers and, to a lesser extent, United States government customers and service providers. The increase in sales to corporate enterprise and United States government customers for the three and nine month periods was primarily due to growth in sales of our APM products.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $15.7 million and $13.9 million for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 13.2%. Product updates, technical support and services revenue was $45.9 million and $39.3 million for the nine months ended December 31, 2011 and 2010, respectively, representing an increase of 16.7%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Growth in the overall customer installed base generally increases the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $45.3 million and $37.4 million at December 31, 2011 and 2010, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended, December 31,		Nine Months Ended, December 31,
	2011	2010	2011	2010
	(in thousands)
Consulting services revenue	$5,510	$5,458	$17,367	$16,412
Training revenue	302	135	480	367

Professional services revenue	$5,812	$5,593	$17,847	$16,779

Professional services revenue was $5.8 million and $5.6 million for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 3.9%. Consulting services revenue accounted for 94.8% and 97.6% of professional services revenue for the three months ended December 31, 2011 and 2010, respectively. The percentage of total consulting revenue from United States government customers for the three months ended December 31, 2011 and 2010 was 50.3% and 62.8%, respectively. Professional services revenue was $17.8 million and $16.8 million for the nine months ended December 31, 2011 and 2010, respectively, representing an increase of 6.4%. Consulting services revenue accounted for 97.3% and 97.8% of professional services revenue for the nine months ended December 31, 2011 and 2010, respectively. The percentage of total consulting revenue from United States government customers for the nine months ended December 31, 2011 and 2010 was 51.9% and 68.8%, respectively. The increase in professional services revenue for the three and nine month periods ended December 31, 2011 was principally the result of an increase in average hourly billing rates for our consultants that provide consulting services. The increase in average hourly billing rates was due to an increase in the percentage of our revenue being derived from commercial customers as compared to United States government customers during the three and nine month periods ended December 31, 2011 as compared to the prior fiscal year. The increase in the percentage of professional services revenue derived from commercial customers for the three and nine month periods ended December 31, 2011, as compared to the same periods in the prior fiscal year, was principally due to the growing proportion of product sales and related implementation services to corporate enterprise customers relative United States government customers. Average hourly billing rates for consulting services are generally higher for commercial customers than for United States government customers.

International Revenue.

Our international revenue was $11.4 million and $11.2 million for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 1.8%. Our international revenue as a percentage of total revenue was 24.9% and 28.3% for the three months ended December 31, 2011 and 2010, respectively. Our international revenue was $31.4 million and $26.8 million for the nine months ended December 31, 2011 and 2010, respectively, representing an increase of 17.0%. Our international revenue as a percentage of total revenue was 24.5% and 25.1% for the nine months ended December 31, 2011 and 2010, respectively. The absolute dollar increases in international revenue were principally due to an increase in sales of our APM products to corporate enterprise customers. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three and nine month periods ended December 31, 2011 and 2010. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, December 31,		Nine Months Ended, December 31,
Cost of Revenue:	2011	2010	2011	2010
Product	17.7%	14.3%	16.6%	13.1%
Product updates, technical support and services	9.5%	9.1%	9.4%	9.7%
Professional services	70.2%	66.0%	65.5%	72.6%

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

Cost of Product Revenue. Cost of product revenue was $4.3 million and $2.9 million for the three months ended December 31, 2011 and 2010, respectively. The increase of 49.3% was principally the result of a $1.6 million increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for the three months ended December 31, 2011 and 2010 was $3.9 million and $2.4 million, respectively. Gross margin on product revenue decreased to 82.3% for the three months ended December 31, 2011, compared to 85.7% for the same period in fiscal 2011. The decrease in gross margin was due to a higher proportion of product revenue being generated from sales of our AppResponse Xpert product, which is typically delivered using a hardware platform and therefore has a higher cost of revenue as compared to other software products we sell. The higher proportion of AppResponse Xpert revenue was largely due to an increase in the quantities of AppResponse Xpert products sold to existing customers, as existing customers typically purchase larger quantities of our AppResponse Xpert products as compared to new customers. Cost of product revenue was $10.7 million and $6.7 million for the nine months ended December 31, 2011 and 2010, respectively. The increase of 60.6% was primarily the result of a $3.6 million increase in costs related to hardware platforms used to deliver our AppResponse Xpert software and other hardware used in conjunction with AppResponse Xpert. Total hardware platform costs for the nine months ended December 31, 2011 and 2010 was $9.2 million and $5.6 million, respectively. Gross margin on product revenue decreased to 83.4% for the nine months ended December 31, 2011, compared to 86.9% for the same period in fiscal 2011. The decrease in gross margin was due to a higher proportion of product revenue being generated from sales of our AppResponse Xpert product, which is typically delivered using a hardware platform and therefore has a higher cost of revenue as compared to other software products we sell. The higher proportion of AppResponse Xpert revenue was largely due to an increase in the quantities of AppResponse Xpert products sold to existing customers, as existing customers typically purchase larger quantities of our AppResponse Xpert products as compared to new customers. In addition, during the quarter ended September 30, 2011, we extended a larger than normal discount to one customer that made a very significant purchase of AppResponse Xpert products.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.5 million and $1.3 million for the three months ended December 31, 2011 and 2010, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of compensation costs associated with providing when-and-if-available training under our maintenance contracts. Gross margin on product updates, technical support and services revenue decreased to 90.6% for the three months ended December 31, 2011, from 90.9% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of product updates, technical support and services was $11,000 and $6,000 for the three months ended December 31, 2011 and 2010, respectively. Cost of product updates, technical support and services revenue was $4.3 million and $3.8 million for the nine months ended December 31, 2011 and 2010, respectively. The increase in cost of product updates, technical support and services revenue was primarily the result of compensation expense related to an increase in providing when-and-if available training under our maintenance contracts and customer support. Gross margin on product updates, technical support and services revenue increased to 90.6% for the nine months ended December 31, 2011, from 90.3% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of product updates, technical support and services was $27,000 and $14,000 for the nine months ended December 31, 2011 and 2010, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.1 million and $3.7 million for the three months ended December 31, 2011 and 2010, respectively. The increase of 10.5% was primarily the result of an increase in compensation expense related to annual raises and an increase in discretionary compensation. Gross margin on professional services revenue decreased to 29.9% for the three months ended December 31, 2011 from 34.0% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of professional services was $16,000 and $19,000 for the three months ended December 31, 2011 and 2010, respectively. Cost of professional services revenue was $11.7 million and $12.2 million for the nine months ended December 31, 2011 and 2010, respectively. The decrease of 4.0% was primarily the result of a $326,000 decrease in expense related to third-party contractors and a $269,000 decrease in facility costs. Gross margin on professional services revenue increased to 34.5% for the nine months ended December 31, 2011 from 27.4% for the same period in fiscal 2011. Stock-based compensation expense allocated to cost of professional services was $54,000 and $56,000 for the nine months ended December 31, 2011 and 2010, respectively. The increase in the gross margin for the nine months ended December 31, 2011 as compared to the prior fiscal year was due to a larger percentage of our revenue being derived from commercial customers. Average hourly billing rates are generally higher for commercial customers than for United States government customers. The decline in the percentage of professional services revenue from United States government customers for the three and nine month periods ended December 31, 2011, as compared to the same periods in the prior fiscal year, is principally due to the growing proportion of product sales and related implementation services to corporate enterprise customers relative to United States government customers.

Operating Expenses

Research and Development. Research and development expenses were $9.3 million and $8.8 million for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 5.9%. The increase in research and development expenses for the three months ended December 31, 2011, as compared to the same period in fiscal 2011, was principally due to a $466,000 increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $320,000 and $303,000 for the three months ended December 31, 2011 and 2010, respectively. Research and development expenses were $27.6 million and $25.4 million for the nine months ended December 31, 2011 and 2010, respectively, representing an increase of 8.7%. The increase in research and development expenses for the nine months ended December 31, 2011, as compared to the same period in fiscal 2011, was largely due to a $1.9 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $881,000 and $641,000 for the nine months ended December 31, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $14.9 million and $13.3 million for the three months ended December 31, 2011 and 2010, respectively. The increase of 12.5% was largely due to a $1.4 million increase in compensation and sales commissions resulting from sales growth, and a $110,000 increase in travel expense related to an increase in sales activities following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $169,000 and $165,000 for the three months ended December 31, 2011 and 2010, respectively. Sales and marketing expenses were $41.0 million and $35.1 million for the nine months ended December 31, 2011 and 2010, respectively. The increase of 16.7% was largely due to a $4.6 million increase in compensation and sales commissions resulting from sales growth, a $505,000 increase in travel expense, and a $260,000 increase in conference and trade show expenses resulting from more normalized sales activities and marketing expenditures following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $447,000 and $357,000 for the nine months ended December 31, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses were $3.1 million and $3.6 million for the three months ended December 31, 2011 and 2010, respectively. The decrease of 15.6% was largely due to a $756,000 decrease in discretionary bonus expense and a $351,000 decrease in bad debt expense, which was partially offset by a $223,000 increase in professional service fees, an $180,000 increase in base compensation, and a $133,000 increase in facility costs. Stock-based compensation expense allocated to general and administrative expense was $183,000 and $171,000 for the three months ended December 31, 2011 and 2010, respectively. General and administrative expenses were $9.4 million and $9.6 million for the nine months ended December 31, 2011 and 2010, respectively. The decrease of 2.5% was the result of a $769,000 decrease in discretionary bonus expense and a $331,000 decrease in bad debt expense, which were partially offset by a $339,000 increase in facility costs, a $306,000 increase in base compensation, and a $146,000 increase in professional services fees. Stock-based compensation expense allocated to general and administrative expense was $435,000 and $383,000 for the nine months ended December 31, 2011 and 2010, respectively.

Interest and Other Expense, net. Interest and other expense, net, was an expense of $5,000 and $54,000 for the three months ended December 31, 2011 and 2010, respectively. Interest and other expense, net, was an expense of $64,000 and

$85,000 for the nine months ended December 31, 2011 and 2010, respectively. The net change for the three and nine months ended December 31, 2011, as compared to the same periods in fiscal 2011, was primarily the result of realized foreign currency gains and losses and an increase in bank fees.

Provision for Income Taxes. Our effective tax rate was 35.8% and 22.1% for the three months ended December 31, 2011 and 2010, respectively. Our effective tax rate was 34.4% and 31.3% for the nine months ended December 31, 2011 and 2010, respectively. Our tax rate differed from the statutory tax rate in the three and nine months ended December 31, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The increase in our effective tax rate for the three and nine month periods ended December 31, 2011, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to us during calendar year 2010 until it was reinstated into law in December 2010. When the research and development tax credit was reinstated into law, we included the full amount of the estimated credit for all of calendar year 2010 into the calculation of our provision expense for the three and nine month periods ended December 31, 2010. The inclusion of the full amount of the credit for all of calendar year 2010 into the calculation of our provision expense lowered our effective tax rate for the three and nine months ended December 31, 2010 as compared to December 31, 2011. For the three and nine month periods ended December 31, 2011, only three and nine months, respectively, of the research and development tax credit was included in the provision expense given that the credit was reinstated into law in December 2010 and was available for the entire year of calendar 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of December 31, 2011, we had cash, cash equivalents and marketable securities totaling $97.8 million.

Net cash provided by operating activities was $11.3 million and $12.8 million for the nine months ended December 31, 2011 and 2010, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable due to an increase in sales bookings, which was partially offset by an increase in net income and increases in the changes in deferred revenue and accrued income taxes. The increase in deferred revenue was due to the increase in deferred revenue from our maintenance contracts for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. The increase in accrued income taxes is the result of a decrease in taxes paid and an increase in the tax benefit related to stock options for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Net cash used in investing activities was $13.0 million and $40.0 million for the nine months ended December 31, 2011 and 2010, respectively. For the nine months ended December 31, 2011, we used funds of $48.5 million to purchase marketable securities, and funds of $4.6 million to purchase property and equipment. We received proceeds of $40.0 million from the sale or maturity of investments during the nine months ended December 31, 2011. For the nine months ended December 31, 2010, we used funds of $43.0 million to purchase marketable securities, funds of $2.2 million to acquire substantially all of the assets of DS Auditor, and funds of $2.8 million to purchase property and equipment. We also received proceeds of $8.1 million from the maturity of investments during the nine months ended December 31, 2010.

Net cash used in financing activities was $23.0 million and $11.6 million for the nine months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2011, we used funds of $27.2 million to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011, September 15, 2011, and December 28, 2011, and a special dividend of $0.85 per share to stockholders of record on December 15, 2011. During the nine months ended December 31, 2010, we used funds of $22.8 million to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010, September 14, 2010, and December 7, 2010, and a special dividend of $0.75 per share to stockholders of record on November 14, 2010. We used $827,000 and $3.3 million to acquire 22,516 and 213,875 shares of our common stock during the nine months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2011 and 2010, respectively, 9,455 and 17,737 of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period, 13,061 shares were net settlements of exercised stock options, and the remainder were purchased under our ongoing stock repurchase plan. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the nine months ended December 31, 2011 and 2010, respectively, we received proceeds of approximately $1.4 million and $12.8 million and issued 162,282 and 1,123,031 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the nine months ended December 31, 2011 and 2010, respectively, we received proceeds of approximately $923,000 and $727,000 and issued 36,673 and 70,178 shares of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the nine months ended December 31, 2011 and 2010, excess tax benefits from the exercise of stock options were $2.7 million and $967,000, respectively.

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

As of December 31, 2011, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on June 3, 2011.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At December 31, 2011, we had $58.0 million in cash and cash equivalents and $39.8 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2011, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $978,000.

At December 31, 2011, $9.4 million of our $58.0 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of December 31, 2011 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $1.2 million and a loss of $887,000 at December 31, 2011 and 2010, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 24.5% and 25.1% of our total revenue for the nine months ended December 31, 2011 and 2010, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the nine months ended December 31, 2011 and 2010, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $172,000 and $55,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2011. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 3, 2011, or the Annual Report which could materially affect our business, financial condition or future results. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report.

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

In October 2011, several regions of Thailand experienced severe flooding causing damage to factories that supply hard disk drives, and the damage to these factories have significantly affected the general availability of hard disk drives. AppResponse Xpert utilizes hard disk drives. It is possible that shortages of hard disk drives could cause prices on the disk drives to significantly increase, which could have a material negative impact on our cost of revenue and gross margins related to AppResponse Xpert, and have a material negative impact on our overall cost of revenue, gross margin, and profitability. The shortage may also hurt our ability to meet customer demand for our AppResponse Xpert products, which could have a material negative impact on our revenue and profitability.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	—	$—	—	470,441
November 1 – 30, 2011	13,429	$35.51	13,429	457,012
December 1 – 31, 2011	888	$39.37	888	456,124

Total	14,317	$35.75	14,317	456,124

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of December 31, 2011, the Company had repurchased 1,543,876 shares of common stock. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares, and net settlements of exercised stock options are included in the total repurchased.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

Date: February 8, 2012	By:	/s/ Mel F. Wesley
	Name:	Mel F. Wesley
	Title:	Senior Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

10.1+	FY 2012 Executive Incentive Bonus Program, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBR: Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates management contract or compensatory plan.