Form 10-K
period 2012-03-31
OPNET TECHNOLOGIES INC
filed 2012-06-08
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing sale price of the registrant’s Common Stock on September 30, 2011, as reported on the NASDAQ Global Select Market, was approximately $419,602,281. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of the registrant’s Common Stock outstanding on June 4, 2012 was 22,858,368.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OPNET TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

Forward Looking Information

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in this Annual Report on Form 10-K under “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in fiscal 2013.

The forward-looking statements provided in this Annual Report on Form 10-K represent our expectations as of June 8, 2012. We anticipate that subsequent events and developments may cause our expectations to change. However, while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so. This forward-looking information should not be relied upon as representing our expectations as of any date subsequent to June 8, 2012.

Fiscal Year Convention

The years ended March 31, 2012, 2011, and 2010, are referred to as “fiscal 2012,” “fiscal 2011,” and “fiscal 2010,” respectively, in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to OPNET Technologies, Inc. and its wholly-owned and wholly-controlled subsidiaries unless the context otherwise indicates.

OPNET Technologies, Inc. is a provider of application and network performance management solutions. Our software products address application performance management, or APM; network performance management; network engineering, operations, and planning; and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

In modern business environments, applications that were once largely static for long intervals must now be managed as dynamic systems due to industry trends and technology innovations that have fundamentally changed the way applications operate, and how users interact with them. Dynamic aspects of service delivery include: the network infrastructure, which is shared among all applications and automatically adapts to fluctuations in usage and resources; the computing environment, especially with the deployment of server virtualization and the growth of cloud computing; user mobility; and the business-driven need to rapidly deploy new functionality and “bug fixes” into the code of the application itself.

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

OPNET differentiates itself from other providers of application and network performance management by offering solutions that directly tackle the challenges that have emerged in IT service management. Central to OPNET’s approach is its “High Definition” blueprint for APM, which describes both technology architecture and go-to-market strategy, highlighting differentiating characteristics of OPNET’s approach. OPNET’s High Definition APM offerings embody the critical attributes of an effective APM solution, and are characterized by the following:

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

We market focused software products for each of our target markets. We sell our products to both Fortune 1000 and mid-size companies. Some examples of our customers include:

•

Corporate enterprises, such as Amgen, Bank of Tokyo-Mitsubishi, BNP Paribas, Dallas/Fort Worth International Airport, CIBC World Markets Canada, Depository Trust & Clearing Corporation, eBay, GameStop, GlaxoSmithKline, Healthcare Partners, Hyundai Securities, infoUSA, JMC Steel, Jostens, Kuwait International Bank, Major League Baseball, McAfee, National Collegiate Athletic Association, Omnicom Media Group, Philadelphia Stock Exchange, Red Hat, the Salvation Army, Spectra Energy, and Thomas Jefferson University Hospital;

•

Government agencies, such as Bay Area Rapid Transit (BART), the Belgian Ministry of Justice, Deutsche Rentenversicherung Bund, China Customs General Administration, Florida Department of Children and Families, the Federal Communications Commission, the Internal Revenue Service, the Minnesota Department of Transportation, the State of Missouri, Radio France Internationale, the United States Department of Defense, and the United States Department of Homeland Security;

•	Service providers, such as Asia Pacific Telecom Group, British Telecom, France Telecom, Cox Communications, NTT, Telus, and WilTel; and

•	Network equipment manufacturers, such as Cisco Systems, Ericsson, Research in Motion, Samsung, and Shanghai XinWei Electronic Equipment.

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

•

AppInternals Xpert was first introduced in December 2004. AppInternals Xpert delves into the complex software frameworks and operating systems of modern servers to extract large amounts of performance and forensic data to support all aspects of APM from the server perspective. AppInternals Xpert can provide analysis for any type of application, but particularly excels in Java and .NET environments. It continuously monitors thousands of system and application metrics and automatically detects and ranks performance and behavior anomalies. Its patented correlation technology automatically reveals relationships among metrics, highlighting the corresponding causal connections between components, resources, and code-level behavior in order to perform root cause analysis. It can assemble a complete picture of a transaction’s path across tiers for near real-time and historical analysis. AppInternals Xpert uses patented technology to automatically provide deep instrumentation in application code with very low overhead.

•

AppMapper Xpert was introduced in January 2011. AppMapper Xpert automatically produces run-time application maps, identifying the underlying application components and infrastructure components that enable a production application. This dynamic model of the application, captured at the time of execution, is essential for troubleshooting application performance problems. It also provides critical information to improve a host of other operational workflows, such as configuration and change management, and datacenter virtualization and consolidation. AppMapper Xpert provides visibility into the interaction between applications and the underlying infrastructure, enabling IT organizations to effectively assess and respond to events and conditions that affect application service levels.

•

AppResponse Xpert, previously called Ace Live, was introduced in December 2007. AppResponse Xpert is an appliance-based solution that continuously monitors and analyzes end-user experience for all users and transactions. The solution also supports in-depth monitoring and analysis of the underlying network, a domain that is vital to comprehensive APM. AppResponse Xpert leverages the central role of the network in transporting transaction data to obtain vital information about relationships among clients and servers, and also among server tiers. This information is useful for performance analysis and troubleshooting in AppResponse Xpert and also for application discovery and dependency mapping functions performed by AppMapper Xpert. On-board analytics extract transactions from application flows and break down application response time, identifying which parts of the infrastructure are contributing most to delays. Add-on modules provide analytics for Citrix-hosted applications, database transactions, voice over IP, or VOIP, and NetFlow.

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

•

AppSensor Xpert was introduced as APM Element Insight in June 2010. AppSensor Xpert uses remote instrumentation interfaces, such as SNMP to capture performance information from infrastructure components which may otherwise be difficult to access, including servers, application components, network devices, and vendor-specific management systems. AppSensor Xpert supplies this data, on both a historical and real-time basis, to the rest of OPNET’s APM solution suite for a more complete picture of end-to-end application performance.

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

•

IT Guru Network Planner was first introduced in August 1998 as IT Guru. IT Guru Network Planner provides predictive network capacity planning and design optimization, as well as validation of network configuration changes.

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

OPNET Model Libraries

The model libraries are used by OPNET software to simulate and analyze major networking technologies and communication protocols. These libraries provide the building blocks used to generate models of networks. A network model consists of software objects that correspond to the devices, computers, and links that constitute the actual network of interest. The behavior of these objects is controlled by models of devices, computers, applications, communication protocols, and links. IT Guru Network Planner, IT Guru Systems Planner, nCompass for Enterprises, IT Sentinel, SP Guru Network Planner, nCompass for Service Providers, SP Sentinel, and OPNET Modeler include extensive libraries of popular and emerging networking technologies and communication protocols, such as TCP/IP, hypertext transfer protocol, or HTTP, open shortest path first routing, or OSPF, asynchronous transfer mode, or ATM, frame relay, IP-QoS, 802.11, or Wi-Fi, and 802.16, or WiMAX. Some of our model libraries are included in our base products and others are available for an additional fee as modules.

Our product agreements provide our customers with perpetual and term licenses for use by a specified number of concurrent users or for use by an unlimited number of concurrent users.

Customers

For fiscal 2012, 2011, and 2010 we generated 23.8%, 25.9%, and 22.5%, respectively, of our total revenue from customers located outside the United States. No single customer accounted for 10% or more of revenue for fiscal 2012, 2011 or 2010. Note 16 to our consolidated financial statements presents information regarding revenue generated in the United States and internationally.

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. For fiscal 2012, 2011 and 2010, revenue from transactions with United States government agencies was approximately 29.5%, 32.5%, and 39.9%, respectively, of our total revenue. Government sales are subject to a variety of risks, including appropriation of funds by the United States Congress, termination for convenience, contract renegotiations/extensions and a decline in government spending.

Sales and Marketing

We sell our software products and related services through our direct sales force, our international subsidiaries, alliances with third parties called the SYNERGY program, third-party distributors, and value-added resellers, or VARs. In North America, our direct sales force accounts for the majority of our sales. As of March 31, 2012, our sales and marketing teams consisted of 202 employees, including 103 quota-carrying and inside salespersons located in our headquarters in Bethesda, Maryland and our domestic offices in Cary, North Carolina; Dallas, Texas; Nashua, New Hampshire; and Santa Clara, California; our overseas subsidiaries in Paris, France; Slough, United Kingdom; Frankfurt, Germany; Ghent, Belgium; Singapore, and Milton Australia; and our branch office in Beijing, China.

Our international sales activities are also supported by 95 VARs that offer our products in Australia, Austria, Brazil, Egypt, Finland, France, Germany, Greece, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Norway, Poland, Romania, Russia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our marketing division works internally with our engineering and sales teams to develop customer value propositions and product messages, and externally with various third parties to develop brand awareness and leads for sales. Our external marketing activities are aimed at existing customers, new customer prospects, the media, and industry analysts. These include:

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

For fourteen of the past fifteen years, we have sponsored OPNETWORK, an international technology conference convened in Washington, D.C. that focuses on application and network performance management for professionals in all areas of networking and information technology. OPNETWORK 2011, which was held in August 2011, included approximately 600 hours of classes, labs, and panels led by OPNET employees and outside experts. Not including OPNET employees, more than 1,300 IT and engineering professionals participated in the conference. We did not hold the event in 2009 due to travel restrictions imposed on many of our users in response to the economic climate. We intend to hold OPNETWORK again in August 2012.

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

We offer consulting services to assist our clients, facilitate the adoption of our software products, and to provide installation services for our product offerings. Installation services are performed by our consulting staff, which consists of software development engineers, quality assurance engineers, technical documentation specialists, and project managers. Some customers also choose to engage our consulting services for troubleshooting application performance problems, network planning, network design, communication protocol design and customization services. As of March 31, 2012, our consulting staff consisted of 93 employees.

Our customers may purchase product updates, technical support and services, all of which except technical support are provided on a when-and-if available basis under our maintenance agreement. Payments for product updates, technical support and services, whether on an initial order or on a renewal order, are generally made in advance and are nonrefundable.

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

We have a core team of 21 technical support staff supplemented by a limited number of product developers and consultants who perform technical support on a rotational basis. We believe this staffing approach maximizes the access customers have to the best available product expertise, while providing product developers with direct customer feedback, which in turn helps us improve our software products.

We regularly offer training courses to our customers to assist them in maximizing the benefit they receive from using our products. Our training classes cover a broad range of topics. Training classes are offered at our headquarters in Bethesda, Maryland, our facilities in Santa Clara, California; Cary, North Carolina; Paris, France; and Slough, United Kingdom; and at our customers’ locations under separate contracts. As of March 31, 2012, our full-time training staff consisted of 6 employees.

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

Our total research and development expense for fiscal 2012, 2011, and 2010 was approximately $37.8 million, $34.7 million, and $32.0 million, respectively. Our research and development efforts to date have been conducted at our offices in Bethesda, Maryland; Cary, North Carolina; Nashua, New Hampshire; Santa Clara, California; and Ghent, Belgium. All related costs have been expensed as incurred. As of March 31, 2012, our research and development staff consisted of 228 engineers and technical professionals.

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

Competition

The market for our software products and related services is evolving rapidly and is highly competitive. We believe that this market is likely to become more competitive as the demand for intelligent application and network management software products continues to increase. Although we believe that none of our competitors offer software products that are identical to ours, we are subject to current and potential competition from:

•

software and hardware vendors with application and network performance management offerings, such as CA Technologies, Hewlett-Packard, Compuware Corporation, IBM Tivoli, NetScout Systems, and Quest Software;

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

Intellectual Property

Because of the rapid pace of change in our industry, we believe that intellectual property protection for our products and the knowledge, abilities, and experience of our employees will be significant factors for our future success. Accordingly, we rely on a combination of copyright, trademark, patent, and trade secret laws, confidentiality agreements, and contractual provisions to protect our intellectual property. Some of these measures are described in more detail below. Additionally, in certain parts of the world where the laws provide more limited protection than those in the United States, we employ additional risk management strategies to safeguard our intellectual property assets.

We currently hold numerous registered and unregistered trademarks in the United States and abroad. In the United States, we have registered most of our primary marks, including OPNET, OPNETWORK, AppSQL Xpert, IT Guru, IT Sentinel, Netbiz, NetMapper, OPNET Modeler, Quick Predict, SP Guru, SP Sentinel, VNE Server, OPNET Panorama, and OPNET nCompass. Additionally, we have pending applications in the United States for many other marks including AppCapacity Xpert, AppInternals Xpert, AppResponse Xpert, AppTransaction Xpert, AppNetwork Path, AppSensor Xpert, BTM Xpert, AppMapper Xpert, APP911, CX-Tracer and NetOne. Several marks are also registered in various foreign counties. For example, the OPNET mark is registered in Belgium, the Netherlands, Luxembourg, France, Germany, Italy, Japan, the Peoples Republic of China, Taiwan, Spain and the United Kingdom. We expect to add new marks to our trademark portfolio and maintain our current portfolio commensurate with the continued use of existing registered and unregistered marks, especially our house mark OPNET. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

In addition, we have 61 patents granted by the United States Patent and Trademark Office, and these patents will expire at various times between 2018 and 2030. We also have 64 pending United States patent applications that, if granted, would expire approximately 20 years from their respective filing dates. Eight of these are provisional patent applications for which we expect to pursue non-provisional applications within the next year. With regard to foreign patent protection, we have two patents granted by the European Patent Office and seven pending European patent applications. Additionally, we plan on pursuing at least one more European patent application within the next year.

Executive Officers of the Registrant

Our executive officers, and their ages as of June 8, 2012, are as follows:

Name	Age	Position
Marc A. Cohen	48	Chairman of the Board and Chief Executive Officer
Alain J. Cohen	45	President, Chief Technology Officer and Director
Mel F. Wesley	40	Senior Vice President and Chief Financial Officer

Set forth below is information regarding the professional experience for each of our executive officers. These executive officers were elected to serve until their successors have been elected. Marc A. Cohen and Alain J. Cohen are brothers. There is no other family relationship between any of our other executive officers or between any of these officers and any of our directors.

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

Mel F. Wesley has served as our Vice President and Chief Financial Officer since July 2005 and became a Senior Vice President in November 2011. Mr. Wesley served as our Acting Chief Financial Officer from December 2004 to July 2005 and as our Corporate Controller from June to December 2004. From August 2003 to June 2004, Mr. Wesley served as Corporate Controller for SteelCloud, Inc., a publicly traded corporation that provides design, development and manufacturing of network appliances and infrastructure server products. From October 2000 to August 2003, Mr. Wesley served as an Assistant Controller for Learning Tree International, Inc., a publicly traded corporation that provides training to information technology professionals and managers. Mr. Wesley received a bachelor’s degree in accounting and a master of business administration from George Mason University. Mr. Wesley is also licensed as a Certified Public Accountant in Virginia.

Employees

As of March 31, 2012, we had 618 full-time employees, 552 of whom were located in the United States. The 618 full-time employees included 202 in sales and marketing, 99 in professional services and support, 254 in engineering, research and development, and 63 in general and administrative functions. Our employees are not represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Any reports, statements or other information that we file with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these documents can be requested upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1 (800) SEC-0330 for further information on the operation of the Public Reference Room. Upon request, we make available free of charge, electronic or paper copies of any reports, statements or other information that we file with the SEC.

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

In October 2011, several regions of Thailand experienced severe flooding causing damage to factories that supply hard disk drives, and the damage to these factories has significantly affected the general availability of hard disk drives. AppResponse Xpert utilizes hard disk drives. Shortages of hard disk drives have caused prices on the disk drives to significantly increase and it is possible that continued shortages could have a material negative impact on our cost of revenue and gross margins related to AppResponse Xpert, and our overall cost of revenue, gross margin, and profitability. Shortages may also compromise our ability to meet customer demand for our AppResponse Xpert products, which could hurt our revenue and profitability.

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

The global economy appears to be recovering from a severe recession, which hurt our product and services revenue in fiscal 2011, fiscal 2010, and fiscal 2009. Despite what appears to be a trend toward recovery, we cannot provide any assurance that instability in the global economy will end or not become more severe. The longer this global economic instability persists, the greater the probability that these factors could hurt our business, financial results and cash flow.

Our operating results may fluctuate significantly as a result of factors outside of our control, including current economic conditions, which could cause the market price of our stock to decline.

Our operating results have fluctuated in the past, and are likely to fluctuate significantly in the future. Our financial results may as a consequence fall short of our expectations and the expectations of public market analysts or investors, which could cause the price of our common stock to decline. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control. Factors that could affect our operating results include:

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

We expect to make significant expenditures in all areas of our business, particularly sales and marketing and research and development operations, in order to promote future growth. Because the expenses associated with these activities are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue in any quarter depends substantially on orders we receive and ship in that quarter. We typically receive a significant portion of orders in any quarter during the last month of the quarter, and we cannot predict whether those orders will be placed and shipped in that period. If we have lower revenue than we expect, we may not be able to respond quickly enough to reduce our operating expenses. Therefore, any significant shortfall in revenue or delay of customer orders could have an immediate adverse impact on our operating results in that quarter.

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

The market for intelligent application and network performance management software is evolving, and if this market does not develop as anticipated, our revenue could decline.

We derive all of our revenue from the sale of products and services that are designed to allow our customers to manage the performance of applications and networks. Accordingly, if the market for intelligent application and network performance management software does not continue to grow, we could face declining revenue, which could ultimately lead to our becoming unprofitable. The market for intelligent application and network performance management software products is evolving. Therefore, we cannot accurately assess the size of the market and may be unable to identify an effective distribution strategy, the competitive environment that will develop, and the appropriate features and prices for products to address the market. If we are to be successful, our current and potential customers must recognize the value of intelligent application and network performance management software products, decide to invest in the management of their applications and networks, and, in particular, adopt and continue to use our software products.

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

We derive a substantial portion of our revenue from sales directly or indirectly to United States government agencies. Transactions with United States government agencies accounted for approximately 29.5%, 32.5%, and 39.9% of our total revenue for fiscal 2012, 2011, and 2010, respectively. Government sales entail a variety of risks including:

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

Our ability to increase our sales may be impaired if we do not expand and manage our indirect sales channels.

To increase our sales, we must, among other things, further expand and manage our indirect sales channels, which consist of alliances with third parties called the SYNERGY program, third-party distributors, and value-added resellers, or VARs. If we are unable to expand and manage our relationships with our indirect distributors, our indirect distributors are unable or unwilling to market and sell our products effectively, or we lose existing indirect distributor relationships, we might not be able to increase our revenue. Our indirect distributors have no obligation to market or purchase our products. In addition, they could partner with our competitors, bundle or resell competitors’ products, or internally develop products that compete with our products.

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

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. If we fail to develop and introduce new and enhanced products on a timely basis that respond to these changes, our products could become obsolete, demand for our products could decline and our revenue could fall. Advances in application or network performance management technology, software engineering, and simulation technology, or the emergence of new industry standards, could lead to new competitive products that have better performance, more features, or lower prices than our products and could render our products unmarketable.

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

We realize significantly lower margin on professional service revenue than we do on other types of revenue. As a result, if professional services revenue increases as a proportion of total revenue, our gross margin will be lower. Although professional services revenue has been declining as a percentage of revenue, accounting for 14.2%, 15.0%, and 21.2% of our total revenue for fiscal 2012, 2011, and 2010, respectively, this trend may not continue.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to maintain our current level of revenue.

Our future success and our ability to maintain our current level of revenue depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our key employees, in particular Marc A. Cohen, our Chairman of the Board and Chief Executive Officer, who is

also our principal sales executive, and Alain J. Cohen, our President and Chief Technology Officer, could also compromise our ability to pursue our growth strategy. We do not have employment agreements or any other agreements that obligate any of our officers or key employees to remain with us.

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

In fiscal 2012, 2011, and 2010, we generated 23.8%, 25.9%, and 22.5% of our revenue from customers outside the United States. We plan to increase our international sales activities, but these plans are subject to a number of risks that could cause our sales to decline or could otherwise cause a decline in profitability. These risks include:

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

Increasing competition in our market could cause us to lose sales and become unprofitable. We believe that the market for intelligent application and network performance management software is likely to become more competitive as it evolves and the demand for intelligent application and network performance management software products continues to increase. At least one of our current competitors and many of our potential competitors are larger and have substantially greater financial and technical resources than we do. In addition, it is possible that other vendors as well as some of our customers or distributors may develop and market software products that compete with our software products in the future.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. We had approximately $15.4 million of goodwill recorded on our balance sheet as of March 31, 2012. The goodwill reflects the fact that the fair value of the net tangible assets acquired in past acquisitions was less than the purchase price. We may not realize the full value of the goodwill. We evaluate goodwill for impairment on an annual basis or more frequently if events and circumstances suggest that the asset may be impaired. If goodwill is determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, we may record additional goodwill. The possible write-off of the associated goodwill could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising from our normal operations. We do not regard any of those matters to be material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock began trading on the NASDAQ Stock Market on August 2, 2000, under the symbol “OPNT.” The following table sets forth, on a per share basis, for the indicated periods, the intra-day high and low sale prices of our common stock as reported by the NASDAQ Stock Market.

Quarter ended	High	Low
June 30, 2010	$17.12	$14.46
September 30, 2010	19.60	13.01
December 31, 2010	27.28	16.80
March 31, 2011	39.00	24.38
June 30, 2011	41.43	35.76
September 30, 2011	41.14	29.55
December 31, 2011	47.74	33.40
March 31, 2012	38.22	28.50

Number of Stockholders of Record

As of June 4, 2012, we had approximately 135 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of March 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	807,765	$9.44	2,785,585	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	807,765	$9.44	2,785,585

(1)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2012, all of the remaining 2,177,358 shares under our Amended and Restated 2010 Stock Incentive Plan, or the 2010 Plan, may instead be issued in the form of restricted stock, stock appreciation rights or other stock-based awards.
(2)

Includes 608,227 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period which ends on July 31, 2012. Also includes 2,177,358 shares issuable under the 2010 Plan. Under the 2010 Plan, beginning with the 2011 calendar year, the number of shares available for issuance automatically increases on the first trading day of each calendar year by an amount equal to the lesser of (i) 3% of the shares of common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board of Directors, or the Board, in either case not to exceed an annual increase of 1,000,000 shares. See Note 2, “Stock-Based Compensation,” in the accompanying notes to our consolidated financial statements for more information.

Dividends

The following table summarizes our quarterly cash dividend payments for fiscal 2012 and 2011 and our special dividend payments in November 2010 and December 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10
January 26, 2011	March 16, 2011	March 30, 2011	$0.10
May 4, 2011	June 15, 2011	June 29, 2011	$0.12
July 27, 2011	September 15, 2011	September 29, 2011	$0.12
October 26, 2011	December 1, 2011	December 15, 2011	$0.85
October 26, 2011	December 14, 2011	December 28, 2011	$0.12
January 25, 2012	March 14, 2012	March 28, 2012	$0.12

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

Stock Repurchase Plan

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1– 31, 2012	—	—	—	456,124
February 1– 29, 2012	6,875	$38.22	6,875	449,249
March 1 – 31, 2012	313	$30.06	313	448,936

Total	7,188	$37.89	7,188	448,936

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for use in connection with our stock plans or other corporate purchases. As of March 31, 2012, we had repurchased 1,551,064 shares of common stock. In addition to shares repurchased under the stock repurchase program, we also include restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares in the total repurchased.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2012, 2011, and 2010, and the balance sheet data as of March 31, 2012 and 2011, are derived from our audited consolidated financial statements included in this Annual Report. The balance sheet data as of March 31, 2010, 2009 and 2008 and the statement of operations data for the years ended March 31, 2009 and 2008 are derived from our consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$85,820	$72,392	$52,252	$51,211	$38,838
Product updates, technical support and services	62,299	53,392	47,264	43,067	34,787
Professional services	24,599	22,202	26,831	28,601	27,721

Total revenue	172,718	147,986	126,347	122,879	101,346

Cost of revenue:
Product	14,177	9,293	5,983	3,536	1,035
Product updates, technical support and services	5,922	5,260	4,859	4,665	4,514
Professional services	16,407	16,183	19,328	20,911	19,154
Amortization of acquired technology	2,159	2,050	1,835	2,172	1,486

Total cost of revenue	38,665	32,786	32,005	31,284	26,189

Gross profit	134,053	115,200	94,342	91,595	75,157

Operating expenses:
Research and development	37,781	34,718	32,043	30,791	27,471
Sales and marketing	55,413	48,733	43,181	42,533	39,357
General and administrative	12,948	12,947	11,011	11,857	11,747

Total operating expenses	106,142	96,398	86,235	85,181	78,575

Income (loss) from operations	27,911	18,802	8,107	6,414	(3,418)
Interest and other (expense) income, net	(87)	(151)	(70)	1,246	3,579

Income before provision for income taxes	27,824	18,651	8,037	7,660	161
Provision (benefit) for income taxes	9,491	6,250	2,214	2,928	(372)

Net income	$18,333	$12,401	$5,823	$4,732	$533

Basic net income per common share	$0.81	$0.57	$0.28	$0.23	$0.03

Diluted net income per common share	$0.80	$0.55	$0.28	$0.23	$0.03

Basic weighted average shares outstanding	22,220	21,429	20,529	20,296	20,342

Diluted weighted average shares outstanding	22,675	22,130	20,790	20,533	20,596

Balance Sheet Data (end of period):
Cash, cash equivalents and marketable securities	$111,332	$114,728	$104,681	$91,989	$85,829
Total assets	$198,265	$191,823	$178,352	$166,064	$153,538
Dividends declared per common share (a)	$1.33	$1.15	$0.36	$—	$—
Total stockholders’ equity	$119,994	$124,823	$118,676	$116,505	$110,645

(a)	Includes special dividend of $0.85 and $0.75 per share in fiscal 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OPNET Technologies, Inc. is a provider of application performance management, or APM, and network performance management solutions. Our software products address application performance management, network operations, capacity management, and network research and development. Our customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Our software products and related services are designed to help our customers make better use of resources, reduce operational problems and improve competitiveness.

We operate in one reportable industry segment, the development and sale of computer software products and related services. Our operations are principally in the United States, and we have subsidiaries in Belgium, France, Germany, the United Kingdom, Singapore, China and Australia. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) product revenue, (2) product updates, technical support and services revenue, and (3) professional services revenue, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware necessary to run our software, and excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the years ended March 31, 2012, 2011, and 2010, perpetual licenses represented approximately 96%, 91%, and 92% of product revenue, respectively. Substantially all of our product arrangements include both product licenses and product updates, technical support, and services. Product updates, technical support, and services revenue represent fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

In March 2008, we launched an initiative to extend our domestic market reach by establishing sales alliances with third parties called the Synergy program. The Synergy program is designed to increase the penetration of our software products, particularly into mid-sized organizations. The Synergy program’s primary focus is on selling our application performance management software products domestically, including AppResponse Xpert, a product that provides end-user experience monitoring and real-time application performance analytics, as we believe these software products are particularly well-suited for indirect channel distribution. As of March 31, 2012, there were 215 third parties participating in our Synergy program.

Summary of Our Fiscal 2012 Financial Performance

The following table summarizes information on some of our key financial and operating metrics.

	Fiscal 2012	Fiscal 2011	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Financial Data:
Total revenue	$172,718	$147,986	$24,732	16.7%
Total cost of revenue	$38,665	$32,786	$5,879	17.9%
Gross profit	$134,053	$115,200	$18,853	16.4%
Gross profit as a percentage of total revenue (gross margin)	77.6%	77.8%
Total operating expenses	$106,142	$96,398	$9,744	10.1%
Income from operations	$27,911	$18,802	$9,109	48.4%
Income from operations as a percentage of total revenue (operating margin)	16.2%	12.7%
Net income	$18,333	$12,401	$5,932	47.8%
Diluted net income per common share	$0.80	$0.55	$0.25	45.5%
Other Operations Data:
Total employees (period end)	618	578	40	6.9%
Total average employees	601	567	34	6.0%
Total consultants (period end)	93	86	7	8.1%
Total period end quota-carrying sales persons (excluding directors and inside sales representatives)	86	73	13	17.8%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$111,332	$114,728	$(3,396)	(3.0)%
Cash flows from operating activities	$27,152	$26,675	$477	1.8%
Total deferred revenue (period end)	$54,859	$47,497	$7,362	15.5%

We achieved growth in product revenue, product updates, technical support and services revenue, and professional services revenue during fiscal 2012, as compared to fiscal 2011. Product revenue increased by $13.4 million, or 18.5%, product updates, technical support and services revenue increased by $8.9 million, or 16.7%, and professional services revenue increased by $2.4 million, or 10.8%. The increase in product revenue was principally the result of growth in sales of our APM products to corporate enterprise customers, and to a lesser extent, United States government customers. The increase in revenue from product updates, technical support and services revenue reflects growth in the overall customer installed base. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts. The increase in professional services revenue for fiscal 2012 as compared to fiscal 2011 was principally the result of an increase in average hourly billing rates for our consultants. The increase in average hourly billing rates was due to an increase in the percentage of our revenue being derived from commercial customers as compared to United States government customers during fiscal 2012 as compared to the prior fiscal year. Average hourly billing rates for consulting services are generally higher for commercial customers than for United States government customers. The increase in the percentage of professional services revenue derived from commercial customers for fiscal 2012 as compared to fiscal 2011 was principally due to the growing proportion of product sales and related implementation services to corporate enterprise and service provider customers relative to United States government customers. Although professional services revenue generated from sales to United States government customers decreased as compared to professional services revenue from commercial customers during fiscal 2012, total revenue from United States government customers increased by $2.9 million during fiscal 2012 as compared to fiscal 2011. The percentage of total revenue derived from United States government customers decreased to 29.5% in fiscal 2012 from 32.5% in fiscal 2011. The increase in revenue from United States government customers was due principally due to an increase in revenue from APM product sales, partially offset by a decrease in revenue from professional services.

Our international revenue increased 7.6% to $41.2 million, or 23.8% of total revenue, for fiscal 2012. We expect revenue from sales outside the United States to continue to account for a significant portion of our total revenue in the future. The increase in international revenue was primarily the result of growth in sales of our APM products to corporate enterprises. International revenue in fiscal 2012 also benefited from a more experienced direct sales force, an increased number of VARs, and our increased focus on sales to corporate enterprises. Sales to corporate enterprises accounted for the largest portion of our international revenue during fiscal 2012. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

During fiscal 2012, gross profit increased 16.4% to $134.1 million. The increase in our gross profit was primarily due to an increase in product revenue of $13.4 million and an increase in our product updates, technical support and services revenue of $8.9 million during fiscal 2012 as compared to fiscal 2011. Our gross margin decreased to 77.6% for fiscal 2012 from 77.8% in fiscal 2011 and our gross margin on product revenue during fiscal 2012 was 83.5% compared to 87.2% in fiscal 2011. The decrease in our gross margin and our gross margin on product revenue was due to an increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in connection with our AppResponse Xpert software products. The increase in costs was principally due to an increase in the proportion of AppResponse Xpert products sales during fiscal 2012 as compared to fiscal 2011. Our AppResponse Xpert products are generally the only products we sell that are delivered on hardware platforms.

During fiscal 2012, operating income increased to $27.9 million from $18.8 million during fiscal 2011. The increase in operating income was largely the result of an increase in revenue of 16.7%, while increasing our operating expense by only 10.1%.

At the end of fiscal 2012, our deferred revenue was $54.9 million, an increase of $7.4 million compared to deferred revenue of $47.5 million at the end of fiscal 2011. The increase in deferred revenue was principally due to strong sales of new and renewal software maintenance contracts during the year.

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

Product revenue from United States government customers has historically been highest in the quarter ending September 30, which coincides with the United States government fiscal year-end, and reflects higher demand for product purchases prior to the end of their fiscal year. United States government product purchases typically decline in the quarter ending December 31. The increase in product revenue from corporate enterprise customers and European customers in the quarter ending December 31 has historically more than offset the sequential decline in product sales to the United States government during the same quarter.

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

Trends that May Affect Our Business and Future Results

We anticipate the following trends and patterns over the next several quarters:

Total Revenue. We believe the current overall economic environment is showing signs of improvement but parts of the world economy, including countries comprising the European Union, appear to be declining. Our ability to generate increased revenue domestically and internationally will depend largely upon continued improvement in overall economic conditions. We expect future growth opportunities in product revenue and product updates, technical support and services revenue to come from sales to corporate enterprise customers and the United States government, as we believe our products offer competitive advantages in these markets. Our ability to generate increased revenue from United States government customers will be impacted by the length and severity of budget constraints. We expect product revenue and product updates, technical support and services revenue from sales to service providers and network equipment manufacturers to fluctuate from quarter to quarter with the potential for periods of declining revenue. Our ability to increase professional services revenue will depend in part on our ability to attract and retain additional qualified consultants, including those with security clearances. We believe that continued increases in the proportion of sales of our APM products, as compared to our other products, could cause the percentage of our total revenue attributable to professional services revenue to decline and might also cause an absolute decline in professional services revenue because our APM products generally require less consulting time to implement. As a result of these factors, we believe that we will likely experience fluctuations in quarterly revenue.

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

Research and Development Expense. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our APM products. We believe there is more competition in the markets served by our APM products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2011 and 2012, and we plan to continue making investments in additional personnel during the next several quarters. We expect that the absolute dollar amount of these expenses will grow in fiscal 2013 as compared to fiscal 2012.

Sales and Marketing Expense. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2012, we focused on improving the productivity of our existing sales force and made investments in additional direct sales personnel. We plan to continue to increase the number of quota-carrying salespeople in order to address what we believe is a large and growing market for our products. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our APM products. We expect that the absolute dollar amount of sales and marketing expense will increase in fiscal 2013 as compared to fiscal 2012.

General and Administrative Expense. We expect the dollar amount of general and administrative expenses to increase as we continue to expand our operations but generally decrease as a percentage of total revenue in future periods.

Operating Margin. Our operating margin increased to 16.2% during fiscal 2012 from 12.7% during fiscal 2011. Since a significant portion of our product arrangements close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which would adversely impact our operating margin and earnings. We remain committed to increasing profitability and generating long-term growth. As the economy improves, we plan to strategically increase research and development and sales and marketing expenditures in order to maintain our products’ competitive advantages and increase market share. While we intend to strategically increase expenditures in certain areas to grow revenue, we intend to closely monitor and control overall operating expense in order to maximize our operating margin.

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

Revenue Recognition. We derive revenue from three primary sources: (1) product revenue, (2) product updates, technical support and services revenue, which include product updates, certain training provided and offered on a when-and-if available basis to customers, and technical support, and (3) professional services revenue, which include consulting and custom training services for customers without a current maintenance agreement. We recognize revenue based on the provisions of Accounting Standards Codification 605-985 Revenue Recognition—Software, or ASC 605-985.

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use our software as well as the hardware that we use to deliver our AppResponse Xpert software products. It excludes revenue derived from product updates, which is included in product updates, technical support and services revenue. For the years ended March 31, 2012, 2011, and 2010, perpetual licenses represented approximately 96%, 91%, and 92% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. We analyze each of these four criteria as follows:

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

•

The fee is fixed or determinable. It is our policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. Our normal payment terms for our software products and services currently range from net 30 days to net 90 days and primarily vary based on the country in which an agreement is executed. Payments that extend beyond our normal payment terms from the contract date but that are due within six months have generally been deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are recognized as payments become due and payable, as the Company is unable to demonstrate a history of collecting under similar payment terms with similar arrangements.

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

In instances when any of the four criteria are not met, we defer recognition of product revenue until the criteria are met. When the sale of the software product requires us to make significant enhancements, customization or modifications to the software that are essential to its functionality, product revenue and consulting fees are recognized using contract accounting under ASC 605-35, Revenue Recognition –Construction-Type and Production. We estimate the percentage-of-completion, under ASC 605-35, based on our estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete as we have a history of accurately estimating project hours.

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

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. Although not typical, if we enter into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, we recognize revenue under the entire arrangement under the percentage-of-completion method. For income statement classification purposes, we have developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under ASC 605-985, when services are not essential to the functionality of the software. In these circumstances, we allocate revenue to the various elements of the arrangement based on our VSOE of fair value and the residual amount is allocated to product revenue.

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

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. We continually review tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2012, the gross unrecognized benefit related to uncertain tax benefits was $820,000, $813,000 of which would favorably affect the effective income tax rate in future periods. The total amount of gross unrecognized tax benefits related to uncertain tax positions as of April 1, 2011 was $691,000. Of this total, $669,000 represented the amount of unrecognized tax benefits, net of federal benefit on state issues that, if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2012, 2011, and 2010 follows:

	2012	2011	2010
	(in thousands)
Beginning balance	$691	$786	$804
Gross decreases – prior period tax positions	(41)	—	45
Gross increases – current period tax positions	152	154	150
Gross increase – prior period tax positions	18	60	—
Settlements	—	(106)	(19)
Lapse of statute of limitations	—	(203)	(197)
Foreign currency translation adjustment	—	—	3

Ending balance	$820	$691	$786

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that we operate:

Australia	FY08 – FY09
Belgium	FY09 – FY11
Germany	FY08 – FY10
Singapore	FY08 – FY10
United Kingdom	FY10 – FY11
United States	FY09 – FY11
Maryland	FY07 – FY11

Our continuing practice is to recognize interest, if any, related to income tax matters in interest expense in our consolidated statements of operations and penalties as part of general and administrative expense in our consolidated statements of operations. During fiscal 2012 and 2011, we recognized $18,000 and $9,000, respectively, in potential interest expense associated with uncertain tax positions. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2012 was $34,000 and $164,000, respectively.

In the aggregate, we believe there will be no significant changes in the liability for uncertain tax positions in the next twelve months.

Stock-Based Compensation. ASC 718 Compensation – Stock Compensation requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which include employee stock option plans, restricted stock grants, and employee stock purchase plans. We have elected to use straight-line amortization of stock-based compensation expense for the entire award over the service period since the awards have only service conditions and graded vesting. Our stock options and nonvested stock do not contain performance conditions. There have been no modifications to awards in 2012 or 2011.

Our stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, which we recognize over the requisite service period.

To estimate the grant-date fair value of our stock options, we used the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, we used a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, we analyzed the historic volatility of our common stock. We did not grant any stock options during fiscal 2012. As of March 31, 2012, nonvested stock-based deferred compensation associated with the stock options totaled $504,000, which we expect to recognize over a weighted average period of 2 years.

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

We account for our restricted stock grants as equity awards. The expense is based on the price of our common stock, and is recognized on a straight-line basis over the requisite service period. The restricted stock agreements do not contain any post-vesting restrictions. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted restricted stock. We will recognize the impact on compensation cost due to changes in the expected forfeiture rate of 10% in the period that they become known. We do not apply a forfeiture rate to the restricted stock granted to certain key executives or directors. As of March 31, 2012, nonvested stock-based deferred compensation associated with restricted stock totaled $3.4 million, which we expect to recognize over a weighted average period of 1 year.

Our 2000 Employee Stock Purchase Plan, or ESPP, provides for all eligible employees to collectively purchase up to a total of 3,070,000 shares of our common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year. To estimate the fair value of shares issued under our ESPP, we use the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period, which is six months; and the expected volatility. For the “risk-free” interest rate, we use a U.S. Treasury Bond due in six months. To determine expected volatility, we analyze the historical volatility of our stock over the 6 months prior to the first day of the plan period. We calculate the expense based on the difference between the fair market value of the shares purchased at the close of each plan period and the discounted price paid by the employee, and we recognize that expense on a straight-line basis over the plan period. As of March 31, 2012, nonvested stock-based deferred compensation associated with the ESPP totaled $324,000, which we expect to recognize over a weighted average period of 4 months.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. We view money market funds as Level 1 assets.

The following table summarizes the composition of our marketable securities at March 31, 2012 and 2011:

	March 31, 2012
	(in thousands)
					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
United States government obligations	$38,986	$—	$(11)	$38,975	$38,975	$—

Total marketable securities	$38,986	$—	$(11)	$38,975	$38,975	$—

	March 31, 2011
	(in thousands)
					Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Short-Term Investments	Long-Term Investments
United States government obligations	$31,428	$4	$—	$31,432	$31,432	$—

Total marketable securities	$31,428	$4	$—	$31,432	$31,432	$—

The following table details the fair value measurements within the three levels of fair value hierarchy of our financial assets, consisting of cash, cash equivalents, and marketable securities, at March 31, 2012 and 2011:

	Total Fair Value	Fair Value Measurement at March 31, 2012 Using

		Level 1	Level 2	Level 3
	(in thousands)
Cash	$62,146	$62,146	$—	$—
Money market funds	10,211	10,211	—	—
United States government obligations included in marketable securities	38,975	38,975	—	—

Total	$111,332	$111,332	$—	$—

	Total Fair Value	Fair Value Measurement at March 31, 2011 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

At March 31, 2012 and 2011, we valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2012 and 2011, there were no withdrawal limits on redemptions for any of the money market funds that we hold. We did not group any financial assets using Level 2 or Level 3 valuations at March 31, 2012 or 2011.

Valuation of Intangible Assets and Goodwill. We account for our goodwill and intangible assets in accordance with ASC 805, Business Combinations and ASC 350, Intangibles – Goodwill and Other. Our intangible assets consist of acquired technology related to our acquisitions of a software product for modeling voice communications in December 2003, Altaworks in October 2004, technology we purchased from RadView Software, Ltd. in December 2005, SQMworks, Inc. in April 2006, Network Physics, Inc. in October 2007, and substantially all of the assets of Embarcadero Technologies, Inc. in August 2010. Our intangible assets also consist of customer relationships and acquired workforce assets we purchased from Network Physics, Inc. related to the purchase of specified assets of Network Physics in October 2007 and trade names, trademark, customer relationships, and non-compete agreements we acquired from Embarcadero, Inc. related to the acquisition of substantially all the assets associated with the DSAuditor product line in August 2010. The acquired and purchased technologies are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. We amortize our customer relationship and workforce intangible assets we purchased from Network Physics, Inc. on an accelerated depreciation basis over their expected useful lives of four and one half years and five years, respectively. We amortize our trade names, trademark, customer relationships, and non-compete agreements we acquired from Embarcadero, Inc. on a straight-line basis over the expected useful lives. The trade names, trademark and customer relationships have useful lives of five years. The non-compete agreements have a useful life of one year.

We use the projected discounted cash flow method in valuing our acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. We use the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. We valued the workforce asset associated with the purchase of specified assets of Network Physics, Inc. on a replacement cost basis. We valued the developed technology (now our DSAuditor product line) associated with the acquisition of substantially all of the assets of Embarcadero, Inc. using an income approach known as the Relief-From-Royalty Method. While we believe the assumptions used to value our acquired technology and developed technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. We will periodically review the value of acquired technology, developed technology, and purchased intangible assets for impairment in accordance with ASC 360, Property, Plant and Equipment. If changes in our assumptions at the time of future periodic reviews indicate that the carrying value of our acquired technology and purchased intangible assets exceeds their fair value and we determine that carrying amounts cannot be recovered, it would result in impairment losses. As of March 31, 2012 and 2011, intangible assets totaled $3.0 million and $4.5 million, net of accumulated amortization of $14.1 million and $11.9 million, respectively. We have not recorded any impairment losses to date.

We record goodwill when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is not amortized. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if conditions dictate, to identify any facts or circumstances that indicate the carrying value of goodwill is impaired. The review is based on various analyses including cash flow and profitability projections and the market capitalization of our common stock. Impairment, if any, is based on the excess of the carrying amount of goodwill over its fair value. We performed our annual impairment test of goodwill as of March 31, 2012 and 2011 and concluded that the fair value substantially exceeded the carrying value; therefore, we did not record any impairment. As of March 31, 2012 and 2011, goodwill was $15.4 million, respectively. No impairment losses have been recorded to date.

Accounting for Software Development Costs. We expense costs incurred in the research and development of new software products as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to our customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, thus all research and development costs have been expensed. Consequently, we did not capitalize any research and development costs in fiscal 2012, 2011 or 2010.

Results of Operations

The following table sets forth items from our consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Revenue:
Product	49.7%	48.9%	41.4%
Product updates, technical support and services	36.1	36.1	37.4
Professional services	14.2	15.0	21.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	8.2	6.3	4.7
Product updates, technical support, and services	3.4	3.6	3.8
Professional services	9.5	10.9	15.3
Amortization of acquired technology	1.3	1.4	1.5

Total cost of revenue	22.4	22.2	25.3

Gross profit	77.6	77.8	74.7

Operating expenses:
Research and development	21.8	23.5	25.4
Sales and marketing	32.1	32.9	34.2
General and administrative	7.5	8.7	8.7

Total operating expenses	61.4	65.1	68.3

Income from operations	16.2	12.7	6.4
Interest and other (expense) income, net	(0.1)	(0.1)	0.0

Income before provision for income taxes	16.1	12.6	6.4
Provision for income taxes	5.5	4.2	1.8

Net income	10.6%	8.4%	4.6%

Revenue

Product Revenue. Product revenue was $85.8 million, $72.4 million, and $52.3 million, in fiscal 2012, 2011, and 2010, respectively, representing an increase of 18.5% in fiscal 2012 from fiscal 2011 and an increase of 38.5% in fiscal 2011 from fiscal 2010. For fiscal 2012, the increase in product revenue was principally the result of growth in sales of our APM products to corporate enterprise customers, and to a lesser extent, growth in sales to United States government customers. For fiscal 2011, the increase in product revenue was principally due to an increase in sales of our APM products to corporate enterprise customers.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $62.3 million, $53.4 million, and $47.3 million, in fiscal 2012, 2011, and 2010, respectively, representing increases of 16.7% in fiscal 2012 from fiscal 2011 and 13.0% in fiscal 2011 from fiscal 2010. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the renewal rate of annual maintenance contracts by existing customers. The increase in product updates, technical support and services revenue in fiscal 2012 and fiscal 2011 primarily reflected increases in the overall customer installed base as compared to the prior fiscal year. Increases in the overall customer installed base increase the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each year is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $49.7 million, $41.1 million, and $35.5 million at March 31, 2012, 2011, and 2010, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for fiscal 2012, 2011, and 2010 were as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(in thousands)
Consulting services	$23,895	$21,788	$26,399
Training and other revenue	704	414	432

Professional services	$24,599	$22,202	$26,831

Professional services revenue was $24.6 million, $22.2 million, and $26.8 million in fiscal 2012, 2011, and 2010, respectively, representing increase of 10.8% in fiscal 2012 from fiscal 2011, and a decrease of 17.3% in fiscal 2011 from fiscal 2010. Consulting services revenue accounted for 97.1%, 98.1%, and 98.4%, of professional services revenue for fiscal 2012, 2011, and 2010, respectively. For fiscal 2012, the increase in professional services revenue was largely the result of an increase in average hourly billing rates for our consultants that provide consulting services. The increase in average hourly billing rates was due to an increase in the percentage of our revenue being derived from commercial customers as compared to United States government customers during fiscal 2012 as compared to the prior fiscal year. The increase in the percentage of professional services revenue derived from commercial customers for fiscal 2012 as compared to fiscal 2011 was principally due to the growing proportion of product sales and related implementation services to corporate enterprise and service provider customers relative to United States government customers. Average hourly billing rates for consulting services are generally higher for commercial customers than for United States government customers.

For fiscal 2011, the decrease in professional services revenue was largely the result of a decrease in billable hours worked on projects for United States government customers. We believe the decrease in billable hours worked on projects for United States government customers was principally related to federal budget constraints.

We believe the decrease in revenue from professional services was also due to an increase in the proportion of sales of our APM products as compared to our other products, as our APM products generally require less consulting services to implement. The percentage of total consulting revenue from United States government customers for fiscal 2012, 2011, and 2010 was 52.4%, 66.5%, and 70.4%, respectively, representing a decrease of 13.7% in fiscal 2012 from fiscal 2011, and a decrease of 22.0% in fiscal 2011 from fiscal 2010.

Training and other revenue was $704,000, $414,000, and $432,000 in fiscal 2012, 2011, and 2010, respectively. The increase in training and other revenue in fiscal 2012 as compared to fiscal 2011 was principally due to deferred and prepaid training being recorded as revenue following the expiration of customers’ contractual training rights.

International Revenue. International revenue was $41.2 million, $38.3 million, and $28.4 million in fiscal 2012, 2011, and 2010, respectively, representing increases of 7.6% in fiscal 2012 from fiscal 2011 and 35.0% in fiscal 2011 from fiscal 20110. International revenue was 23.8%, 25.9%, and 22.5% of total revenue in fiscal 2012, 2011, and 2010, respectively. The increase in international revenue in fiscal 2012 was primarily the result of an increase in sales of our APM products to corporate enterprise customers and international government customers, which was partially offset by a decrease in sales to service providers. We believe the growth of international revenue during fiscal 2012 as compared to fiscal 2011 was moderated by the economic decline impacting countries comprising the European Union. The increase in international revenue in fiscal 2011 was primarily the result of an increase in sales to corporate enterprise customers of our APM products, which was partially offset by a decrease in sales to service providers. Our international revenue is primarily generated in Europe and Asia. Our goal is to increase international sales to corporate enterprise customers. International revenue from corporate enterprise customers comprised the largest portion of international revenue for fiscal 2012 and 2011. During each of fiscal 2012, 2011, and 2010, we expanded our operations outside the United States through the hiring of additional direct sales persons in our foreign subsidiaries.

Cost of Revenue

The following table sets forth, for each component of revenue, the cost of the revenue as a percentage of the related revenue for the periods indicated:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cost of product	16.5%	12.8%	11.5%
Cost of product updates, technical support, and services	9.5	9.9	10.3
Cost of professional services	66.7	72.9	72.0

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

Cost of Product Revenue. Cost of product revenue was $14.2 million, $9.3 million, and $6.0 million in fiscal 2012, 2011, and 2010, respectively. The increases in costs of 52.6% from fiscal 2011 to fiscal 2012 and 55.3% from fiscal 2010 to fiscal 2011 were primarily the result of increases in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for fiscal 2012, 2011, and 2010 were $12.3 million, $7.7 million, and $5.1 million respectively. Gross margin on product revenue was 83.5%, 87.2%, and 88.6%, for fiscal 2012, 2011, and 2010, respectively. The decrease in gross margin for fiscal 2012 as compared to fiscal 2011 was due to a higher proportion of product revenue being generated from sales of our AppResponse Xpert product, which is typically delivered using a hardware platform and therefore has a higher cost of revenue as compared to other software products we sell. The higher proportion of AppResponse Xpert product revenue was principally due to an increase in the quantities of AppResponse Xpert products sold to existing customers, as existing customers typically purchase larger quantities of our AppResponse Xpert products as compared to new customers.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $5.9 million, $5.3 million, and $4.9 million in fiscal 2012, 2011, and 2010, respectively. Gross margin on product updates, technical support and services revenue was 90.5%, 90.2%, and 89.7%, for fiscal 2012, 2011, and 2010, respectively. The 12.6% increase in cost of product updates, technical support and services revenue for fiscal 2012 as compared to fiscal 2011 was primarily the result of a $466,000 increase in personnel costs necessary to provide technical support and when-and-if-available training under our maintenance contracts and a $49,000 increase in depreciation expense on hardware necessary to provide customer support. The 8.3% increase in cost of product updates, technical support and services revenue for fiscal 2011 as compared to fiscal 2010 was primarily the result of a $272,000 increase in personnel costs necessary to provide technical support and a $67,000 increase in depreciation expense on hardware necessary to provide customer support. The increases in gross margin on product updates, technical support and services revenue for fiscal 2012 as compared to fiscal 2011, and fiscal 2011 as compared to fiscal 2010 were primarily the result of a 16.7% and 13.0% increase, respectively, in product license updates, technical support and services revenue. Stock-based compensation expense included in cost of product updates, technical support and services was $42,000, $20,000, and $17,000 for fiscal 2012, 2011, and 2010, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $16.4 million, $16.2 million, and $19.3 million in fiscal 2012, 2011, and 2010, respectively. The increase of 1.4% in cost of professional services revenue in fiscal 2012 as compared to fiscal 2011 was primarily the result of a $340,000 increase in compensation expense related to annual raises and discretionary compensation, and a $314,000 increase in travel expense, which was partially offset by a $325,000 decrease in facility costs. Gross margin on professional services revenue increased to 33.3% for fiscal 2012 from 27.1% in fiscal 2011. The increase in the gross margin on professional service revenue for fiscal 2012 as compared to fiscal 2011 was due to a larger percentage of our professional services revenue being derived from commercial customers and the resulting higher average billing rates. Gross margin on professional services revenue decreased to 27.1% for fiscal 2011 from 28.0% in fiscal 2010. The decrease of 16.3% in cost of professional service revenue from fiscal 2010 to fiscal 2011 was largely due to a $2.5 million decrease in direct labor expense in fiscal 2011 from fiscal 2010. The decrease in direct labor expense was attributable to decreased staffing levels in response to weaker demand for our consulting services. The decrease in gross margin on professional services in fiscal 2011 from fiscal 2010 was primarily due to a decrease in the number of high margin fixed priced projects. We expect the cost of professional services revenue as a percentage of professional services revenue to vary based primarily on the profitability of individual consulting engagements. Stock-based compensation expense included in cost of professional services was $75,000, $72,000, and $83,000 for fiscal 2012, 2011, and 2010, respectively.

Operating Expenses

Research and Development. Research and development expense was $37.8 million, $34.7 million, and $32.0 million in fiscal 2012, 2011, and 2010, respectively, representing increases of 8.8% in fiscal 2012 from fiscal 2011 and 8.3% in fiscal 2011 from fiscal 2010. The increase in fiscal 2012 and fiscal 2011 were principally due to a $2.7 million increase and a $2.6 million increase, respectively, in compensation expense as a result of increased staffing levels required for developing new products as well as sustaining and upgrading existing products. We do not capitalize research and development costs since we release our products to the market at the same time that technological feasibility is reached. Stock-based compensation expense included in research and development was $1.3 million, $929,000, and $676,000 for fiscal 2012, 2011, and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $55.4 million, $48.7 million, and $43.2 million in fiscal 2012, 2011, and 2010, respectively. The 13.7% increase in fiscal 2012 from fiscal 2011 was largely due to a $5.0 million increase in compensation and sales commissions resulting from sales growth, a $766,000 increase in travel expense, and a $360,000 increase in conference and trade show expenses resulting from increased sales activities and marketing expenditures follow the global economic downturn. The 12.9% increase in fiscal 2011 from fiscal 2010 was due to a $2.5 million increase in sales commissions resulting from sales growth, and a $2.2 million increase in conference and trade show expenses resulting from more normalized marketing expenditures following the economic recession. Stock-based compensation expense included in sales and marketing was $600,000, $468,000, and $343,000 for fiscal 2012, 2011, and 2010, respectively.

General and Administrative. General and administrative expense was $12.9 million in both fiscal 2012 and fiscal 2011 and $11.0 million in fiscal 2010. The general and administrative expense remained flat in fiscal 2012 as compared to fiscal 2011 primarily due to a $1.3 million decrease in executive performance-based compensation expense and a $419,000 decrease in bad debt expense, which were offset by a $629,000 increase in compensation expense, a $514,000 increase in facility costs, a $378,000 increase in accounting and tax services, and an $81,000 increase non-capitalized hardware and software costs. The 17.6% increase in fiscal 2011 from fiscal 2010 was largely due to a $1.3 million increase in executive performance-based compensation expense, a $288,000 increase in accounting and tax services, and a $274,000 increase in bad debt expense. The increase in accounting and tax services included costs associated with outside tax advisors working to address the audit of our fiscal 2007 federal tax returns, which was completed by the Internal Revenue Service, or IRS, in July 2010. Stock-based compensation expense included in general and administrative was $634,000, $495,000, and $440,000 for fiscal 2012, 2011, and 2010, respectively.

Interest and Other (Expense) Income, net. Interest and other (expense) income, net was an expense of $87,000, an expense of $151,000, and an expense of $70,000 for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. The 42.4% decrease in expense in fiscal 2012 from fiscal 2011 was primarily the result of realized foreign currency gains, partially offset by a decrease in interest income. The 115.7% increase in expense in fiscal 2011 from fiscal 2010 was primarily the result of realized foreign currency losses, which were partially offset by an increase in interest income.

Provision for Income Taxes. Our effective tax rate was 34.1%, 33.5%, and 27.5%, for fiscal 2012, 2011, and 2010, respectively. For fiscal 2012, 2011, and 2010, the effective tax rate differed from the statutory tax rate principally due to state income taxes, the difference between the U.S. and foreign tax rates, research and development credits, the domestic production activities deduction, and compensation expense booked under our ESPP which is not deductible for tax purposes. The increase in our effective tax rate in fiscal 2012 from fiscal 2011 and in fiscal 2011 from fiscal 2010 was primarily due to a decrease in tax credits as a percentage of pre-tax net income. Future provisions for taxes will depend on, among other things, the mix and amount of worldwide income, the tax rates in effect for various tax jurisdictions and the amount of research and development tax credits, foreign tax credits and other items for which we are eligible.

Liquidity and Capital Resources

As of March 31, 2012 and 2011, we had cash, cash equivalents and short-term marketable securities totaling $111.3 million and $114.7 million, respectively.

Cash provided by operating activities was $27.2 million, $26.7 million, and $21.8 million for fiscal 2012, 2011, and 2010, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, tax benefits from the exercise of employee stock options, and changes in operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2012 from fiscal 2011 was primarily attributable to increases in net income and deferred revenue, which was partially offset by increase in accounts receivable and inventory. The increase in cash provided by operating activities in fiscal 2011 from fiscal 2010 was primarily attributable to increases in net income, deferred revenue and accrued liabilities.

Net cash used in investing activities was $13.2 million, $37.1 million and $2.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Investing activities include the purchase, sale or maturity of marketable securities, acquisition of property and equipment, and net expenditures for business combinations and technology acquisitions. For fiscal 2012, we used funds of $61.5 million to purchase short-term marketable securities, and funds of $5.5 million to purchase property and equipment. We received proceeds of $53.9 million from the maturity of investments. For fiscal 2011, we used funds of $50.6 million to purchase short-term marketable securities, funds of $3.4 million to purchase property and equipment, and funds of $2.2 million to acquire substantially all the assets associated with the DSAuditor product line from Embarcadero Technologies, Inc., a privately held software company headquartered in San Francisco, California. For fiscal 2010, we used funds of $3.1 million to purchase property and equipment, and funds of $433,000 to acquire technology. We received proceeds of $1.0 million from the maturity of investments.

Cash used in financing activities was $24.6 million, $11.3 million, $5.7 million in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. We used $29.9 million during fiscal 2012 to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011, September 15, 2011, December 14, 2011, and March 14, 2012, and a special dividend of $0.85 per share to stockholders of record on December 1, 2011. We used $25.0 million during fiscal 2011 to pay a quarterly cash dividend of $0.10 per share to stockholders of record on June 15, 2010, September 14, 2010, December 7, 2010, and March 16, 2011, and a special dividend of $0.75 per share to stockholders of record on November 14, 2010. We used $7.5 million during fiscal 2010 to pay a quarterly cash dividend of $0.09 per share to stockholders of record on June 15, 2009, September 15, 2009, December 15, 2009, and March 15, 2010. We used cash of $1.1 million, $3.6 million, and $2.3 million to acquire 29,704, 223,399, and 186,550 shares of our common stock pursuant to our stock repurchase program during fiscal 2012, fiscal 2011, and fiscal 2010, respectively. During fiscal 2012, fiscal 2011, and fiscal 2010, 16,643, 27,261 and 26,352 shares, respectively, were withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period, during fiscal 2012, 13,061 shares were withheld in connection with net settlements of exercised stock options, and the remainder were purchased under our ongoing stock repurchase plan. Cash provided by financing activities reflects the proceeds received from the exercise of stock options and the sale of common stock under our employee stock purchase plan. During fiscal 2012, 2011, and 2010, we received proceeds of approximately $1.6 million, $14.2 million, and $2.7 million, respectively, and issued 190,732, 1,250,735, and 277,110 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During fiscal 2012, 2011, and 2010, we received proceeds of approximately $1.9 million, $1.5 million and $1.3 million, respectively, and issued 70,761, 132,933, and 170,271 shares of common stock, respectively, pursuant to the issuance of common stock under our employee stock purchase plan. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For fiscal 2012, 2011, and 2010, excess tax benefits from the exercise of stock options were $2.9 million, $1.5 million, and $51,000, respectively.

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

The following table summarizes our contractual operating lease arrangements and our liability for unrecognized tax benefits at March 31, 2012, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations and Unrecognized Tax Benefits (in thousands)	Total	Fiscal 2013	Fiscal 2014 – Fiscal 2015	Fiscal 2016 – Fiscal 2017	After Fiscal 2017	Other(1)
Facilities Operating Lease Obligations	$42,344	$5,238	$9,673	$8,661	$18,772	$—
Other Operating Lease Obligations	69	30	39	—	—	—
Unrecognized Tax Benefits	820	22	—	—	—	798

Total	$43,233	$5,290	$9,712	$8,661	$18,772	$798

(1)	We are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.

See Notes 10 and 11 to our consolidated financial statements for additional information related to our operating leases. As of March 31, 2012, we had no capital lease obligations.

Effective June 10, 2002, we entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2012, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases in the aggregate amount of $598,000. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by our accounts receivable.

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

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and dividends through fiscal 2013 and the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (as codified in ASC 805 “Business Combinations”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective for us prospectively for business combinations for which the acquisition date is on or after April 1, 2011. We will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concept of highest and best use and the concept of valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. This guidance also prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not impact our results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for first annual reporting period beginning after December 15, 2011, which will be the reporting period beginning April 1, 2012 for us. We will adopt ASU 2011-05 in our first quarter fiscal 2013 financials. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements, but we do expect the adoption to change our presentation of other comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not impact our results of operations or financial condition.

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

At March 31, 2012, we had $111.3 million in cash, cash equivalents, and marketable securities. As of March 31, 2011, we had $114.7 million in cash, cash equivalents, and marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2012, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $1.1 million.

At March 31, 2012, $10.2 million of our $72.4 million in cash and cash equivalents was held in money market funds. The money market funds are predominately backed by United States government securities. The per-share net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2012, there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $995,000 and a loss of $649,000 at March 31, 2012 and 2011, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 23.8%, 25.9%, and 22.5% of our total revenue for fiscal 2012, fiscal 2011, and fiscal 2010, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during fiscal 2012, fiscal 2011, and fiscal 2010, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $272,000, $43,000, and $56,000, respectively.

At March 31, 2012, we had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $7.1 million, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2012. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements’ report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report on internal control over financial reporting are included in this Item 9A of this Form 10-K.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting as of March 31, 2012. This report is included in the Report of Independent Registered Public Accounting Firm herein.

OPNET Technologies, Inc.

June 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the internal control over financial reporting of OPNET Technologies, Inc., and its subsidiaries (the “Company”) as of March 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2012, of the Company and our report dated June 7, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 7, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the section entitled “Executive Officers of the Registrant” in Part I hereof is incorporated herein by reference. The information in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

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

The information in the section entitled “Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 2012.

OPNET TECHNOLOGIES, INC.

By:	/s/ MARC A. COHEN
Marc A. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 8th day of June, 2012.

Signature	Title

/s/ MARC A. COHEN Marc A. Cohen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Alain J. Cohen	President, Chief Technology Officer and Director

/s/ MEL F. WESLEY Mel F. Wesley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEVEN G. FINN Steven G. Finn, ScD	Director

/s/ RONALD W. KAISER Ronald W. Kaiser	Director

/s/ WILLIAM F. STASIOR William F. Stasior	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of OPNET Technologies, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of OPNET Technologies, Inc., and its subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPNET Technologies, Inc. and its subsidiaries as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

June 7, 2012

OPNET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$72,357	$83,296
Marketable securities	38,975	31,432
Accounts receivable, net of $443 and $346 in allowance for doubtful accounts at March 31, 2012 and 2011, respectively	40,787	32,597
Unbilled accounts receivable	1,864	1,915
Inventory	1,704	666
Prepaid expenses and other current assets	5,084	4,289

Total current assets	160,771	154,195

Property and equipment, net	13,936	12,701
Intangible assets, net	2,970	4,507
Goodwill	15,406	15,406
Deferred income taxes and other assets	5,182	5,014

Total assets	$198,265	$191,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,175	$1,247
Accrued liabilities	17,717	14,698
Deferred and accrued income taxes	754	186
Deferred rent	222	182
Deferred revenue	47,909	42,282

Total current liabilities	67,777	58,595
Accrued liabilities	9	107
Deferred rent	2,745	2,422
Deferred revenue	6,950	5,215
Other income tax	790	661

Total liabilities	78,271	67,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock—par value $0.001; 100,000,000 shares authorized; 30,284,291 and 29,883,409 shares issued at March 31, 2012 and 2011, respectively; 22,599,682 and 22,228,504 shares outstanding at March 31, 2012 and 2011, respectively	30	30
Additional paid-in capital	129,439	121,230
Retained earnings	13,748	25,348
Accumulated other comprehensive loss	(995)	(649)
Treasury stock – 7,684,609 and 7,654,905 shares at March 31, 2012 and 2011, respectively, at cost	(22,228)	(21,136)

Total stockholders’ equity	119,994	124,823

Total liabilities and stockholders’ equity	$198,265	$191,823

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2012	2011	2010
Revenue:
Product	$85,820	$72,392	$52,252
Product updates, technical support and services	62,299	53,392	47,264
Professional services	24,599	22,202	26,831

Total revenue	172,718	147,986	126,347

Cost of revenue:
Product	14,177	9,293	5,983
Product updates, technical support and services	5,922	5,260	4,859
Professional services	16,407	16,183	19,328
Amortization of acquired technology	2,159	2,050	1,835

Total cost of revenue	38,665	32,786	32,005

Gross profit	134,053	115,200	94,342

Operating expenses:
Research and development	37,781	34,718	32,043
Sales and marketing	55,413	48,733	43,181
General and administrative	12,948	12,947	11,011

Total operating expenses	106,142	96,398	86,235

Income from operations	27,911	18,802	8,107
Interest and other (expense) income, net	(87)	(151)	(70)

Income before provision for income taxes	27,824	18,651	8,037
Provision for income taxes	9,491	6,250	2,214

Net income	$18,333	$12,401	$5,823

Basic net income per common share	$0.81	$0.57	$0.28

Diluted net income per common share	$0.80	$0.55	$0.28

Basic weighted average common shares outstanding	22,220	21,429	20,529

Diluted weighted average common shares outstanding	22,675	22,130	20,790

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock			Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Shares Outstanding	Amount		Shares	Amount
Balance, April 1, 2009	27,904	20,658	$28	$93,292	7,245	$(15,214)	$39,570	$(1,171)	$116,505
Net income							5,823		5,823
Foreign currency translation								172	172

Total comprehensive income									5,995
Exercise of options	277	277		2,720					2,720
Employee stock purchase plan	170	170		1,307					1,307
Tax benefit from exercise of stock options and lapse of restricted stock				351					351
Restricted stock issuance, net of forfeitures	36	36							—
Purchase of treasury shares		(186)			186	(2,288)			(2,288)
Stock based compensation expense				1,559					1,559
Dividends declared ($0.36 per share)							(7,473)		(7,473)

Balance, March 31, 2010	28,387	20,955	28	99,229	7,431	(17,502)	37,920	(999)	118,676
Net income							12,401		12,401
Foreign currency translation								346	346
Unrealized gain on marketable securities								4	4

Total comprehensive income									12,751
Exercise of options	1,251	1,251	2	14,240					14,242
Employee stock purchase plan	133	133		1,547					1,547
Tax benefit from exercise of stock options and lapse of restricted stock				4,225					4,225
Restricted stock issuance, net of forfeitures	113	113							—
Purchase of treasury shares		(223)			223	(3,634)			(3,634)
Stock based compensation expense				1,989					1,989
Dividends declared ($1.15 per share) (a)							(24,974)		(24,974)
Other	(1)				1		1		1

Balance, March 31, 2011	29,883	22,229	30	121,230	7,655	(21,136)	25,348	(649)	124,823
Net income							18,333		18,333
Foreign currency translation								(335)	(335)
Unrealized loss on marketable securities								(11)	(11)

Total comprehensive income									17,987
Exercise of options	191	191		1,617					1,617
Net settlement of exercised options, net of shares withheld for minimum tax withholding	57	57		(1,427)					(1,427)
Employee stock purchase plan	71	71		1,945					1,945
Tax benefit from exercise of stock options and lapse of restricted stock				3,386					3,386
Restricted stock issuance, net of forfeitures	82	82							—
Purchase of treasury shares		(30)			30	(1,093)			(1,093)
Stock based compensation expense				2,688					2,688
Dividends declared ($1.33 per share) (a)							(29,933)		(29,933)
Other						1			1

Balance, March 31, 2012	30,284	22,600	$30	$129,439	7,685	$(22,228)	$13,748	$(995)	$119,994

(a)	Includes special dividend of $0.85 and $0.75 per share in fiscal 2012 and fiscal 2011, respectively.

See accompanying notes to consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$18,333	$12,401	$5,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,341	5,793	5,340
Loss on disposition of fixed assets	55	51	45
Provision for losses on accounts receivable	152	571	297
Deferred income taxes	(1,113)	(997)	(328)
Non-cash stock-based compensation expense	2,688	1,989	1,559
Non-cash accretion of market discount on marketable securities	69	45	(1)
Excess tax benefit from exercise of stock options	(2,894)	(1,471)	(51)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(8,319)	(2,332)	(3,518)
Inventory	(2,840)	718	197
Prepaid expenses and other current assets	(399)	(348)	(364)
Other assets	(31)	(714)	(40)
Accounts payable	(100)	(159)	874
Accrued liabilities	3,424	3,473	158
Accrued income taxes	4,061	3,575	1,913
Deferred rent	363	34	(365)
Deferred revenue	7,362	4,046	10,238

Net cash provided by operating activities	27,152	26,675	21,777

Cash flows from investing activities:
Acquisition of business	—	(2,225)	—
Acquired technology	(120)	—	(433)
Purchase of property and equipment	(5,476)	(3,407)	(3,148)
Purchase of investments	(61,517)	(50,554)	—
Proceeds from sale/maturity of investments	53,890	19,083	1,000

Net cash used in investing activities	(13,223)	(37,103)	(2,581)

Cash flows from financing activities:
Acquisition of treasury stock	(1,093)	(3,634)	(2,288)
Excess tax benefit from exercise of stock options	2,894	1,471	51
Proceeds from exercise of stock options	1,617	14,241	2,720
Issuance of common stock under employee stock purchase plan	1,945	1,547	1,307
Payment of dividend to stockholders	(29,933)	(24,974)	(7,473)

Net cash used in financing activities	(24,570)	(11,349)	(5,683)

Effect of exchange rate changes on cash and cash equivalents	(298)	392	178

Net (decrease) increase in cash and cash equivalents	(10,939)	(21,385)	13,691
Cash and cash equivalents, beginning of year	83,296	104,681	90,990

Cash and cash equivalents, end of year	$72,357	$83,296	$104,681

See accompanying notes to consolidated financial statements

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

1. Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. and its subsidiaries, (hereafter, the Company or OPNET), provides application and network performance management solutions. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Singapore; and Milton Australia (2) a registered office in Beijing, China (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; and Colorado Spring, Colorado.

Principles of Consolidation. The consolidated financial statements include the results of OPNET Technologies, Inc., its wholly-owned subsidiaries: OPNET Technologies Societe par Actions Simplifiee; OPNET Technologies Limited; OPNET Analysis, Inc.; OPNET Technologies, GmbH; OPNET Technologies Asia, Pte. Ltd., and OPNET Technologies Pty Ltd, its wholly-controlled subsidiary OPNET Technologies b.v.b.a, and its registered office in Beijing China. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates, judgments and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates, judgments, and assumptions include revenue recognition, the carrying amount and useful lives of long-lived assets, valuation allowances for deferred tax assets, research and development tax credits, determination of uncertain tax position benefits under ASC 740 Income Taxes, or ASC 740, software development costs, valuation of acquired intangible assets, valuation of stock based compensation, and loss contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents. Cash and cash equivalents consist of deposits in banks and all highly liquid investments with maturities of three months or less when purchased.

Marketable Securities. The Company has determined that its investments in marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated other comprehensive loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, realized gains and losses, and interest and dividends are included in the “Interest and other (expense) income, net” line item on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Supplemental Cash Flow Information.

	Year ended March 31,
	2012	2011	2010
	(in thousands)
Cash paid (received) during the fiscal year for:
Income taxes	$6,388	$3,558	$527
Interest	$5	$(14)	$5
Non-cash financing and investing activities:
Unrealized (losses) gains on marketable securities	$(11)	$4	$—
Restricted stock issued	$2,827	$2,413	$622
Accrued liability for the purchase of property and equipment	$556	$149	$11
Net settlement of stock options	$1,355	$—	$—

Advertising Expense. Advertising costs are expensed when incurred. Advertising expense for fiscal 2012, 2011, and 2010 was $752,000, $556,000, and $497,000, respectively.

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

The Company’s cash equivalents and short-term marketable securities consist primarily of United States backed money market funds and securities with short-term maturities. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2012 and 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company held. Accordingly, the Company has no quantitative information concerning the market risks and believes that the risk is minimal.

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

March 31, 2012, 2011, and 2010

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility has been established, any additional costs are capitalized in accordance with ASC 985 Software, or ASC 985. Through March 31, 2012, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized to date.

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

Intangible Assets. The Company accounts for its goodwill and intangible assets in accordance with ASC 805 Business Combinations, or ASC 805, and ASC 350 Intangibles – Goodwill and Other, or ASC 350. The acquired and purchased technology are stated at the lower of unamortized cost or net realizable value and are amortized on a straight-line basis over their expected useful lives of three to five years. The Company’s customer relationship and workforce intangible assets are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company uses the projected discounted cash flow method in valuing its acquired technology and purchased customer relationships using certain assumptions including revenue growth, cost levels, present value discount rate, and working capital requirements. The Company uses the lower of the amount of cash paid or the present value of projected discounted cash flows to value purchased technology. The workforce asset was valued on a replacement cost basis. While the Company believes the assumptions used to value its acquired technology related to acquisitions are reasonable, actual results will likely differ from those assumptions. Future cash flows are subject to change for a variety of internal and external factors. The Company periodically reviews the value of acquired technology and purchased intangible assets for impairment in accordance with ASC 360 Property, Plant and Equipment, or ASC 360. If changes in the Company’s assumptions at the time of future periodic reviews indicate that the carrying value of its acquired technology and purchased intangible assets exceeds their fair value and it determines that carrying amounts cannot be recovered, it would result in impairment losses. As of March 31, 2012 and 2011, intangible assets totaled $3.0 million and $4.5 million, net of accumulated amortization of $14.1 million and $11.9 million, respectively. There has been no impairment as of March 31, 2012 or 2011.

Goodwill. In accordance with ASC 350, goodwill is not amortized but is tested for impairment annually during the Company’s fourth quarter and whenever events and circumstances occur indicating that the asset might be impaired. The Company performed its annual impairment test of goodwill as of March 31, 2012 and 2011 and concluded that the fair value exceeded the carrying value; therefore, it did not record any impairment. The Company has not recorded a goodwill impairment since it first recorded goodwill in fiscal 2001.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Valuation of Long-Lived Assets. In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2012 or 2011.

Revenue Recognition. The Company derives revenue from three primary sources: (1) product revenue, (2) product updates, technical support and services revenue, which include product updates, training services on a when-and-if-available basis, and technical support, and (3) professional services revenue, which include consulting and custom training services for customers without a current maintenance agreement. The Company recognizes revenue based on the provisions of ASC 605-985 Software Revenue Recognition, or ASC 605-985.

Product Revenue

Product revenue represents all fees earned from granting customers perpetual and term licenses to use the Company’s software as well as the hardware that it uses to deliver its AppResponse Xpert software products. It excludes revenue derived from product updates, which are included in product updates, technical support and services revenue. For the years ended March 31, 2012, 2011, and 2010, perpetual licenses represented approximately 96%, 91%, and 92% of product revenue, respectively. Product revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the software has occurred, (iii) the product fee is fixed or determinable, and (iv) collectibility is probable. The Company defines each of these four criteria as follows:

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

•

The fee is fixed or determinable. It is the Company’s policy to not provide customers the right to any adjustments or refund of any portion of their license fees paid, acceptance provisions, cancellation privileges, or rights of return. The Company’s normal payment terms for its software products and services currently range from net 30 days to net 90 days and primarily vary based on the country in

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

which an agreement is executed. Payments that extend beyond the Company’s normal payment terms from the contract date but that are due within six months have generally been deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Arrangements with payment terms extending beyond six months are recognized as payments become due and payable, as the Company is unable to demonstrate a history of collecting under similar payment terms with similar arrangements.

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

In instances when any of the four criteria are not met, the Company defers recognition of product revenue until the criteria are met. When the sale of the software product requires the Company to make significant enhancements, customization or modifications to the software that are essential to its functionality, product revenue and consulting fees are recognized using contract accounting under ASC 605-35 Revenue Recognition – Construction-Type and Production, or ASC 605-35. The Company estimates the percentage-of-completion, under ASC 605-35, based on its estimate of total hours to complete the project as a percentage of total hours incurred and the estimated hours to complete as the Company has a history of accurately estimating project hours.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

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

Professional Services Revenue

Professional services revenue consists of fees from consulting services and training for customers without a current maintenance agreement and is recognized as the services are performed. Although not typical, if the Company enters into consulting service arrangements that include significant modifications to the software that are essential to the customer’s use and the arrangement is bundled with software, revenue under the entire arrangement is recognized under the percentage-of-completion method. For income statement classification purposes, the Company has developed a revenue allocation methodology for these arrangements that is consistent with the residual method used, and described under ASC 605-985, when services are not essential to the functionality of the software. In these circumstances, revenue is allocated to the various elements of the arrangement based on the Company’s VSOE of fair value and the residual amount is allocated to product revenue.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Foreign Currency Transactions. Gains or losses on foreign exchange transactions are reported in the consolidated statements of operations.

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

Stock-Based Compensation. The Company accounts for stock-based compensation given to employees in accordance with ASC 718 Compensation – Stock Compensation, or ASC 718. ASC 718 requires all share-based payments and nonvested shares (restricted stock) issued to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective for the company prospectively for business combinations for which the acquisition date is on or after April 1, 2011. The Company will be impacted by ASU 2010-29 if it makes an acquisition that is accounted for as a business combination.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for first annual reporting period beginning after December 15, 2011. The Company will adopt ASU 2011-05 in its first quarter fiscal 2013 financials. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements, but does expect the adoption to change the Company’s presentation of other comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not impact the Company’s results of operations or financial condition.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB, issued ASU 2009-14, “Certain Revenue Arrangement That Include Software Elements,” and ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” which amends Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements With Multiple Deliverables”. ASU 2009-14 amends the scoping guidance for software arrangements to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. ASU 2009-13 amends the current guidance on arrangements with multiple elements to (1) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements, (2) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account, (3) require the relative selling price allocation method for all arrangements (i.e., eliminate the residual method), and (4) significantly expand required disclosures. ASU 2009-14 and ASU 2009-13 were effective for the first annual reporting period beginning on or after June 15, 2010, and the Company adopted both standards on April 1, 2011. The adoption of ASU 2009-14 and ASU 2009-13 did not have a material impact on its results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, which addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concept of highest and best use and the concept of valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. This guidance also prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not impact the Company’s results of operations or financial condition.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For fiscal 2012, 2011, and 2010, excess tax benefits from the exercise of stock options were $2.9 million, $1.5 million, and $51,000, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

A summary of the total stock-based compensation expense for fiscal 2012, 2011, and 2010 is as follows:

	2012	2011	2010
	(in thousands)
Restricted stock	$1,787	$1,316	$941
ESPP shares	648	467	490
Stock options	253	206	128

Total stock-based compensation	$2,688	$1,989	$1,559

A summary of the total nonvested stock-based deferred compensation at March 31, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
Restricted stock	$3,449	$2,336
Stock options	504	710
ESPP shares	324	197

Total nonvested stock-based deferred compensation	$4,277	$3,243

The deferred compensation at March 31, 2012 related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares is expected to be recognized over the following weighted average periods:

Period
Restricted stock	1 year
Stock options	2 years
Employee stock purchase plan shares	4 months

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted, and is recognized over the requisite service period.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

A summary of the option transactions for fiscal 2012, 2011, and 2010 is as follows:

	2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,131,997	$9.42	—	$22,165	$5.70
Granted	—	$—	—	$—	$—
Exercised	(317,232)	$9.37	—	$9,190	$6.48
Forfeited or expired	(7,000)	$8.95	—	$140	$6.19

Outstanding at end of period	807,765	$9.44	3.38	$15,797	$5.38

Exercisable at end of period	532,765	$9.26	1.28	$10,515	$6.01
Nonvested at end of period	275,000	$9.79	7.44	$5,283	$4.17
Nonvested expected to be exercised	247,500	$9.79	7.44	$4,754	$4.17

	2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,494,082	$10.86	—	$68,797	$7.31
Granted	—	$—	—	$—	$—
Exercised	(1,250,735)	$11.39	—	$10,443	$8.24
Forfeited or expired	(111,350)	$19.50	—	$2,109	$13.30

Outstanding at end of period	1,131,997	$9.42	3.39	$32,851	$5.70

Exercisable at end of period	856,997	$9.30	1.77	$24,972	$6.19
Nonvested at end of period	275,000	$9.79	8.44	$7,879	$4.17

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,556,723	$10.89	—	$13,569	$7.62
Granted	275,000	$9.79	—	$1,719	$4.17
Exercised	(277,110)	$9.82	—	$1,112	$6.80
Forfeited or expired	(60,531)	$12.11	—	$248	$8.53

Outstanding at end of period	2,494,082	$10.86	2.82	$13,314	$7.31

Exercisable at end of period	2,219,082	$10.99	2.00	$11,596	$7.70
Nonvested at end of period	275,000	$9.79	9.44	$1,719	$4.17

To estimate the grant-date fair value of its stock options, the Company used the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following; the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company used a United States Treasury Bond due in the number of years equal to the

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

option’s expected term. The estimated option term was calculated based upon the simplified method set out in ASC 718. The Company used the simplified method to determine the estimated option term because it lacked sufficient historical share option exercise data at the time the options were granted. To determine expected volatility, the Company analyzed the historical volatility of its stock over the expected term of the option.

The Company granted 275,000 stock options during fiscal 2010. The Company did not grant any stock options during fiscal 2012 or fiscal 2011. No stock options vested during fiscal 2012, fiscal 2011 or 2010. The weighted average assumptions used to determine the grant-date fair value for stock options for fiscal 2010 are as follows:

2010
Risk-free interest rate	3.07%
Expected dividend yield	3.68%
Expected life	7 years
Volatility factor	58%

During fiscal 2012, 2011, and 2010, the Company received proceeds of approximately $1.6 million, $14.2 million, and $2.7 million, respectively, and issued 190,732, 1,250,735, and 277,110 shares of common stock, respectively, pursuant to employee exercises of stock options. In addition during fiscal 2012, 57,463 commons shares were issued in net settlement of exercised options. The 57,463 common shares are net of 69,037 shares withheld for minimum tax withholding.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date the restricted stock award is granted, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants is as follows:

	2012
	Restricted Stock Grants	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	190,613	$17.48
Granted	87,902	$35.19
Vested	(77,359)	$13.20
Forfeited	(5,640)	$15.96

Nonvested at end of period	195,516	$27.15
Nonvested expected to vest	177,715	$27.13

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

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

Employee Stock Purchase Plan

The Company’s ESPP provides for all eligible employees to collectively purchase up to a total of 3,070,000 shares of its common stock. An employee may authorize a payroll deduction up to a maximum of 10% of his or her compensation during the plan period. The purchase price for each share purchased is the lesser of 85% of the closing price of the common stock on the first or last day of the plan period. The plan period for the ESPP ends on the last day of January and July of each year.

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

A total of 70,761, 132,933, and 170,271 shares of the Company’s common stock were issued under the ESPP in fiscal 2012, 2011, and 2010, respectively. The issuance of the common stock resulted in proceeds to the Company of $1.9 million, $1.5 million, and $1.3 million, respectively.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

The weighted average assumptions to determine the value for ESPP shares for fiscal 2012, 2011, and 2010 are as follows:

	Plan Period Starting February 2012	Plan Period Starting August 2011	Plan Period Starting February 2011	Plan Period Starting August 2010	Plan Period Starting February 2010	Plan Period Starting August 2009
Risk-free interest rate	0.09%	0.16%	0.18%	0.20%	0.17%	0.28%
Expected dividend yield	1.30%	1.36%	1.35%	2.60%	2.95%	3.70%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Volatility factor	68%	38%	51%	40%	41%	70%

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

The following table summarizes the fair values of the DSAuditor product line acquired and liabilities assumed on the acquisition date:

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $767,000, which represents the goodwill resulting from the acquisition. The goodwill is deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis, or sooner if impairment indicators are noted. As of March 31, 2012, there were no changes in the recognized amount of goodwill resulting from the acquisition of the DSAuditor product line.

4. Marketable Securities

At March 31, 2012 and 2011, marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at March 31, 2012 and 2011:

	March 31, 2012
	Amortized Cost	Gross Unrealized Losses	Market Value
	(in thousands)
United States government obligations	$38,986	$(11)	$38,975

Total	$38,986	$(11)	$38,975

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$31,428	$4	$31,432

Total	$31,428	$4	$31,432

5. Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at March 31, 2012 and 2011:

	Total Fair Value	Fair Value Measurement at March 31, 2012 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$62,146	$62,146	$—	$—
Money market funds	10,211	10,211	—	—
United States government obligations included in marketable securities	38,975	38,975	—	—

Total	$111,332	$111,332	$—	$—

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

	Total Fair Value	Fair Value Measurement at March 31, 2011 Using
		Level 1	Level 2	Level 3
	(in thousands)
Cash	$30,821	$30,821	$—	$—
Money market funds	48,976	48,976	—	—
United States government obligations included in cash & cash equivalents	3,499	3,499	—	—
United States government obligations included in marketable securities	31,432	31,432	—	—

Total	$114,728	$114,728	$—	$—

At March 31, 2012 and 2011, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of March 31, 2012 and 2011, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at March 31, 2012 or 2011.

6. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2012
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$15,545	$12,625	$2,920
Customer relationships	724	724	—
Acquired workforce asset	838	788	50

Total	$17,107	$14,137	$2,970

	March 31, 2011
	(in thousands)
Intangible Asset	Carrying Value	Accumulated Amortization	Net Value
Acquired and purchased technology	$14,823	$10,556	$4,267
Customer relationships	724	635	89
Acquired workforce asset	838	687	151

Total	$16,385	$11,878	$4,507

Acquired and purchased intangible assets resulted in amortization expense for fiscal 2012, 2011 and 2010 of $2.3 million, $2.2 million, and $2.0 million, respectively. Amortization expense from acquired and purchased technology and customer relationships is included in cost of revenue in the consolidated statements of operations. Amortization expense from the acquired workforce asset is included in research and development expenses in the consolidated statements of operations. The Company amortizes acquired and purchased technology on a straight-

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

line basis over their expected useful lives of three to five years. The customer relationships and workforce assets that the Company purchased from Network Physics are amortized on an accelerated basis over their expected useful lives of four and one-half years and five years, respectively. The Company currently expects future amortization expense attributable to these intangible assets of $1.5 million in fiscal 2013, $631,000 in fiscal 2014, $496,000 in fiscal 2015, $247,000 in fiscal 2016, and $132,000 in fiscal 2017.

Goodwill is primarily derived from the Company’s acquisitions of DS Auditor in August 2010, Altaworks in October 2004, WDM NetDesign in January 2002, and NetMaker in March 2001. The Company has made no impairment adjustment to goodwill since recording goodwill in fiscal 2001.

7. Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Computer equipment	$17,442	$13,499
Leasehold improvements	10,393	10,150
Construction in progress	180	71
Purchased software	4,750	4,428
Office furniture and equipment	1,831	1,776

Total	34,596	29,924
Less: accumulated depreciation and amortization	(20,660)	(17,223)

Property and equipment, net	$13,936	$12,701

Depreciation and amortization expense for fiscal 2012, 2011, and 2010 was $4.1 million, $3.6 million, and $3.4 million, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Accrued compensation and bonuses	$8,664	$9,361
Accrued inventory	3,354	990
Accrued sales tax/VAT	868	1,222
Accrued royalties	997	595
Other	3,834	2,530

Total	$17,717	$14,698

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

9. Income Taxes

The components of the provision for income taxes for the years ended March 31, 2012, 2011, and 2010, were as follows:

	2012	2011	2010
	(in thousands)
Current provision:
Federal	$8,203	$5,390	$1,832
State	1,617	1,501	544
Foreign	784	356	166

Total current provision	10,604	7,247	2,542

Deferred benefit:
Federal	(943)	(804)	(339)
State	(153)	(179)	(58)
Foreign	(17)	(14)	69

Total deferred benefit	(1,113)	(997)	(328)

Total provision for income taxes	$9,491	$6,250	$2,214

At March 31, 2012 and 2011, the components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,107	$1,587
Deferred revenue	1,746	1,232
In-process research and development	80	99
Deferred rent	1,132	991
Research and development tax credit carryforward	1,284	1,252
Acquired technology	3,021	2,496
Bad debt reserve	173	133
Federal net operating loss carryforward	13,154	12,833
Foreign net operating loss carryforward	15	—
Deferred stock based compensation	1,138	784
Other temporary differences	21	22

Gross deferred tax assets	23,871	21,429
Less: valuation allowance	(13,645)	(13,289)

Total deferred tax asset	10,226	8,140

Deferred tax liabilities:
Goodwill	(3,155)	(2,815)
Property and equipment	(1,000)	(450)
Unbilled accounts receivable	(214)	(131)

Total deferred tax liabilities	(4,369)	(3,396)

Net deferred tax asset	$5,857	$4,744

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

ASC 740 requires that the Company assess the realizability of deferred tax assets at the end of each reporting period. These assessments generally consider several factors including the reversal of existing deferred tax asset and liability temporary differences, projected future taxable income, tax planning strategies, and historical and future book income adjusted for permanent book to tax differences. As part of the Altaworks Corporation acquisition, the Company acquired a federal net operating loss carryforward of approximately $38.8 million and a research and development credit carryforward of approximately $1.2 million. The related deferred tax assets at March 31, 2012 total $14.4 million and will expire between 2019 and 2024. These tax assets are subject to an annual limitation under Section 382 of the Internal Revenue Code. Because of the limitation imposed, management believes it is more likely than not that a portion of the assets will not be realized and has placed a valuation allowance of $13.6 million against that portion. The Company believes that it is more likely than not that the remaining net deferred tax asset of $5.9 million will be realized, based upon its history of profitability, estimates of future taxable income, and the period over which the tax benefits can be realized.

The provision for income taxes for fiscal 2012, 2011, and 2010 differs from the amount computed by applying the statutory United States Federal income tax rate to income before taxes as a result of the following:

	2012	2011	2010
Statutory United States Federal rate	35.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes—net of Federal benefit	3.6	4.5	4.8
Nondeductible meals and entertainment	0.3	0.4	0.7
Nondeductible fines and penalties	0.1	0.1	0.4
Nondeductible stock compensation	0.5	0.4	2.1
Section 199 deduction	(2.1)	(1.9)	(2.2)
Tax credits	(2.9)	(5.4)	(10.7)
Foreign tax expense	1.6	0.9	0.8
Changes in carrying rate of deferreds	(0.2)	—	0.2
Other	(1.2)	1.3	(1.4)
Uncertain tax positions	0.5	(0.1)	(0.3)
Foreign tax rate differential	(1.1)	(0.7)	(0.9)

Effective tax rate	34.1%	33.5%	27.5%

The increase in the Company’s effective tax rate in fiscal 2012 from fiscal 2011 was primarily due to a decrease in tax credits as a percentage of pre-tax net income. The increase in the Company’s effective tax rate in fiscal 2011 from fiscal 2010 was primarily due to a decrease in tax credits as a percentage of pre-tax net income.

At March 31, 2012, the Company had cumulative undistributed earnings of foreign subsidiaries, for which no United States income or foreign withholding taxes have been recorded, of approximately $7.1 million, which have been reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.

ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for these positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and guidance in order to properly record any uncertain tax positions. At March 31, 2012, the gross unrecognized benefit related to uncertain tax positions was $820,000, $813,000 of which would favorably affect the effective income tax rate in future

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

periods. The total amount of gross unrecognized tax benefits related to uncertain tax benefits as of April 1, 2011 was $691,000. Of this total, $669,000 represents the amount of unrecognized tax benefits (net of federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2012, 2011, and 2010 follows:

	2012	2011	2010
	(in thousands)
Beginning balance	$691	$786	$804
Gross decreases—prior period tax positions	(41)	—	45
Gross increases—current period tax positions	152	154	150
Gross increases—prior period tax positions	18	60	—
Settlements	—	(106)	(19)
Lapse of statute of limitations	—	(203)	(197)
Foreign currency translation adjustment	—	—	3

Ending balance	$820	$691	$786

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions that the Company operates:

Australia	FY08 – FY09
Belgium	FY09 – FY11
Germany	FY08 – FY10
Singapore	FY08 – FY10
United Kingdom	FY10 – FY11
United States	FY09 – FY11
Maryland	FY07 – FY11

The Company’s continuing practice is to recognize interest, if any, related to income tax matters in interest expense in its consolidated statements of operations and penalties as part of general and administrative expense in its consolidated statements of operations. During fiscal 2012, the Company recognized $18,000 in potential interest expense associated with uncertain tax positions. During fiscal 2011, the Company recognized $9,000 in potential interest expense associated with uncertain tax positions. During fiscal 2010, the Company recognized $6,000 in potential interest expense associated with uncertain tax positions and reversed $13,000 associated with potential claims barred by the statute of limitations. The total accrued interest and accrued penalties related to uncertain tax positions at March 31, 2012 was $34,000 and $164,000, respectively.

In the aggregate, the Company believes there will be no significant changes in the liability for uncertain tax positions in the next twelve months.

10. Commitments and Contingencies

The Company’s corporate office and principal facilities are located in Bethesda, Maryland and consist of approximately 82,000 square feet of office space held under two leases. The lease for 60,000 square feet expires on January 31, 2021, exclusive of renewal options, and the lease for 22,000 square feet expires on January 31, 2016, exclusive of renewal options. The lease for 60,000 square feet provides for one renewal option (at the option of the landlord) for not less than three and one half years and not more than ten years. The lease also

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

provides for a short-term extension at January 31, 2021 (at the option of the tenant) of three months. The monthly rent for the first lease year is $201,000, and is subject to escalation of 3.75% each year. The lease also requires the Company to maintain a security deposit of approximately $471,000 in the form of a bank letter of credit.

In addition, the Company leases additional office space under non-cancelable operating leases. The leases for office space contain escalation clauses that provide for increased rentals based primarily on increases in real estate taxes, operating expenses, or the consumer price index. Total rent expense under all leases for fiscal 2012, 2011, and 2010 was $5.5 million, $5.2 million, and $5.1 million, respectively. At March 31, 2012, future minimum lease payments required under non-cancelable leases were as follows (in thousands):

Year ending March 31,
2013	$5,238
2014	4,835
2015	4,838
2016	4,790
2017	3,871
Thereafter	18,772

Total minimum lease payments	$42,344

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company reasonably believes these indemnification provisions will not have a material adverse effect on its operating performance or financial condition. As of March 31, 2012, the Company has not recorded any liabilities related to these indemnifications.

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

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

11. Credit Agreements and Notes Payable

Effective June 10, 2002, the Company entered into a credit facility with a commercial bank. The credit facility permitted the use of funds for general corporate purposes and the issuance of letters of credit up to a maximum of $10.0 million in the aggregate. As of March 31, 2012, the lender under our credit facility had issued letters of credit in favor of the beneficiaries under a number of our operating leases in the aggregate amount of $598,000. Upon a default, as defined in the respective office lease agreement, the applicable landlord has the right to draw upon its letter of credit in whole or in part. Interest under this facility, including interest on any amounts drawn under the letters of credit, is payable monthly at an annual rate of 1.25%. The credit facility is collateralized by the Company’s accounts receivable.

12. Employee Benefit Plan

Effective August 1, 1993, the Company established a 401(k) retirement plan, or the Plan, covering all eligible employees, as defined. Eligible employees who are at least 21 years old may participate. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions. The Company makes matching contributions and may make discretionary contributions. Employee contributions and discretionary contributions made by the Company are 100% vested immediately. In general, the Company’s matching and discretionary contributions vest ratably over a five-year period. The Company’s expense under this Plan for fiscal 2012, 2011, and 2010 was $1.4 million, $1.3 million, and $1.1 million, respectively.

13. Earnings per Share

The Company accounts for awards granted in share-based transactions as participating securities prior to vesting and therefore the awards need to be included in the earning allocation in computing earnings per share using the two-class method under ASC 260 Earnings per Share, or ASC 260. ASC 260 requires nonvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The Company’s participating securities include nonvested restricted stock.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for fiscal 2012, 2011, and 2010:

	2012	2011	2010
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$18,333	$12,401	$5,823
Dividends paid on nonvested restricted stock	(249)	(183)	(72)

Net income available to common stockholders excluding nonvested restricted stock	$18,084	$12,218	$5,751

Shares (denominator):
Weighted average common shares outstanding – basic	22,219,558	21,428,618	20,529,036
Effect of other dilutive securities – options	455,165	701,040	261,438

Weighted average diluted shares outstanding	22,674,723	22,129,658	20,790,474

Net income per common share:
Basic	$0.81	$0.57	$0.28
Diluted	$0.80	$0.55	$0.28

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including them would be anti-dilutive. There were no options with an anti-dilutive effect during fiscal 2012 or 2011. Options for the purchase of 1,036,800 common shares were excluded from the weighted average diluted shares outstanding for fiscal 2010 because their effect was anti-dilutive.

14. Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $1.1 million, $3.6 million, and $2.3 million to purchase 29,704, 223,399, and 186,550 shares during fiscal 2012, 2011, and 2010, respectively, at an average price of $36.79, $16.26, and $12.27.

Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares are included in these totals.

As of March 31, 2012, the Company had repurchased 1,551,064 shares of common stock under the stock repurchase program. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares, and net settlements of exercised stock options are included in the total repurchased.

Dividend

The following table summarizes the Company’s quarterly cash dividend payments for fiscal 2012, 2011 and 2010 and the one-time special dividend payments in November 2011 and 2010:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 13, 2009	June 15, 2009	June 29, 2009	$0.09
July 30, 2009	September 15, 2009	September 29, 2009	$0.09
October 28, 2009	December 15, 2009	December 30, 2009	$0.09
January 27, 2010	March 15, 2010	March 30, 2010	$0.09
May 5, 2010	June 15, 2010	June 30, 2010	$0.10
August 4, 2010	September 14, 2010	September 29, 2010	$0.10
October 27, 2010	November 14, 2010	November 30, 2010	$0.75
October 27, 2010	December 7, 2010	December 21, 2010	$0.10
January 26, 2011	March 16, 2011	March 30, 2011	$0.10
May 4, 2011	June 15, 2011	June 29, 2011	$0.12
July 27, 2011	September 15, 2011	September 29, 2011	$0.12
October 26, 2011	December 1, 2011	December 15, 2011	$0.85
October 26, 2011	December 14, 2011	December 28, 2011	$0.12
January 25, 2012	March 14, 2012	March 28, 2012	$0.12

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether. See Note 20 for additional information regarding the Company’s plans for future cash dividends.

15. Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized (losses) gains on marketable securities. The components of comprehensive income for fiscal 2012, 2011, and 2010, net of tax, are as follows:

	2012	2011	2010
Net income	$18,333	$12,401	$5,823
Foreign currency translation adjustments	(335)	346	172
Net unrealized (losses) gains on marketable securities	(11)	4	—

Total comprehensive income	$17,987	$12,751	$5,995

Accumulated other comprehensive loss includes foreign currency translation adjustments and net unrealized (losses)/gains on marketable securities. The components of accumulated other comprehensive loss at March 31, 2012 and 2011, net of tax, are as follows:

	2012	2011
Foreign currency translation adjustments	$(984)	$(653)
Net unrealized (losses) gains on marketable securities	(11)	4

Total accumulated other comprehensive loss	$(995)	$(649)

16. Business Segment and Geographic Area Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. For the years ended March 31, 2012, 2011, and 2010, revenue from transactions with United States government agencies was approximately 29.5%, 32.5%, and 39.9% of total revenue, respectively. No single customer accounted for 10% or more of revenue for fiscal 2012, 2011, or 2010. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue. The Company’s assets were primarily held in the United States for fiscal 2012, 2011, and 2010.

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Revenue by geographic destination and as a percentage of total revenue for fiscal 2012, 2011, and 2010 is as follows:

	2012	2011	2010
	(in thousands)
Geographic Area by Destination
United States	$131,529	$109,689	$97,955
International	41,189	38,297	28,392

	$172,718	$147,986	$126,347

Geographic Area by Destination
United States	76.2%	74.1%	77.5%
International	23.8	25.9	22.5

	100.0%	100.0%	100.0%

17. Valuation and Qualifying Accounts

The following table sets forth activity in the Company’s valuation accounts:

	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
Accounts receivable reserve account:
Year ended March 31, 2012	$346	$152	$(55)	$443
Year ended March 31, 2011	$336	$571	$(561)	$346
Year ended March 31, 2010	$713	$297	$(674)	$336

Deferred tax valuation account:
Year ended March 31, 2012	$13,289	$356	$—	$13,645
Year ended March 31, 2011	$13,289	$—	$—	$13,289
Year ended March 31, 2010	$13,289	$—	$—	$13,289

(1)	Deductions represent write-offs of accounts receivable previously reserved and adjustments to reflect accounts receivable at net realizable value.

18. Quarterly Financial Data (Unaudited)

Year Ended March 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$40,247	$41,921	$45,987	$44,563
Gross profit	31,924	32,325	35,568	34,236
Income from operations	6,294	7,262	8,292	6,063
Net income	4,189	4,786	5,323	4,035
Basic net income per common share	$0.19	$0.21	$0.23	$0.18
Diluted net income per common share	$0.18	$0.21	$0.23	$0.18
Basic weighted average common shares outstanding	22,090	22,240	22,304	22,347
Diluted weighted average common shares outstanding	22,637	22,687	22,736	22,741

OPNET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012, 2011, and 2010

Year Ended March 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$31,085	$36,118	$39,678	$41,105
Gross profit	23,744	27,667	31,274	32,515
Income from operations	2,308	4,652	5,603	6,239
Net income	1,339	2,916	4,324	3,822
Basic net income per common share	$0.06	$0.14	$0.19	$0.18
Diluted net income per common share	$0.06	$0.13	$0.19	$0.17
Basic weighted average common shares outstanding	20,926	21,251	21,608	21,929
Diluted weighted average common shares outstanding	21,562	21,788	22,230	22,507

19. Interest and Other (Expense) Income, Net

The components of interest and other (expense) income, net, for fiscal 2012, 2011, and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Interest income	$50	$90	$52
Interest expense	(20)	(31)	(4)
Other expense	(117)	(210)	(118)

Interest and other expense, net	$(87)	$(151)	$(70)

20. Subsequent Event

Dividends

On May 2, 2012, the Board approved a quarterly cash dividend in the amount of $0.15 per share, which will be paid on June 28, 2012 to stockholders of record as of the close of business on June 14, 2012. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

Acquisition of Clarus Systems, Inc.

On May 24, 2012, the Company acquired Clarus Systems, Inc., or Clarus, a privately held software company headquartered in Redwood City, California. The Company paid approximately $11.7 million in cash to Clarus in the acquisition. Clarus produces a software product that provides performance monitoring and management for Voice over IP (VoIP), Unified Communications, and TelePresence video. The acquisition contributed key capabilities to the Company’s product portfolio for application performance management.

The initial accounting for the business combination in accordance with the guidance in ASC Topic 805 is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for identified intangible assets and goodwill.

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Source
3.1	Third Amended and Restated Certificate of Incorporation	Incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

3.2	Second Amended and Restated By-Laws of the Registrant, as amended	Incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

4.1	Specimen common stock certificate	Incorporated by reference from exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock	Incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.1+	2000 Employee Stock Purchase Plan, as Restated	Incorporated by reference from exhibit B to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

10.2+	Amended and Restated Registration Rights Agreement, dated as of March 30, 2001, by and among the Registrant, Summit Ventures IV, L.P., Summit Investors III, L.P., Alain J. Cohen, Marc A. Cohen and Make Systems, Inc.	Incorporated by reference from exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001 as filed with the SEC on June 29, 2001.

10.3+	Amended and Restated 1993 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.4+	2000 Director Stock Option Plan	Incorporated by reference from exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.5+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Marc A. Cohen	Incorporated by reference from exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.6+	Non-competition Agreement, dated as of December 31, 1997, between the Registrant and Alain J. Cohen	Incorporated by reference from exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-32588).

10.7	Office Lease Agreement, dated January 2011, between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2011 as filed with the SEC on June 3, 2011.

10.8	Loan Agreement, dated June 10, 2000, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.

10.9	Office Lease Agreement, dated December 2006 between the Registrant and Street Retail, Inc.	Incorporated by reference from exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

Exhibit Number	Description	Source
10.10+	Amended and Restated 2000 Stock Incentive Plan	Incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001.

10.11	Loan Modification Agreement, dated June 4, 2008, between the Registrant and Bank of America, N.A.	Incorporated by reference from exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2008 as filed with the SEC on June 9, 2008.

10.12+	Form of Restricted Stock Agreement	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 1, 2010.

10.13+	Form of Stock Option Agreement	Incorporated by reference from exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 23, 2004.

10.14+	2010 Stock Incentive Plan	Incorporated by reference from exhibit A to the Registrant’s Schedule 14A as filed with the SEC on July 29, 2009.

10.15+	FY2013 Executive Incentive Bonus Program	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2012.

21*	Subsidiaries of the Registrant	Exhibit 21 to this Annual Report on Form 10-K.

23*	Consent of Deloitte & Touche LLP	Exhibit 23 to this Annual Report on Form 10-K.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to this Annual Report on Form 10-K.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to this Annual Report on Form 10-K.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to this Annual Report on Form 10-K.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to this Annual Report on Form 10-K.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description	Source
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates management contract or compensatory plan.