Form 10-Q
period 2012-06-30
OPNET TECHNOLOGIES INC
filed 2012-08-08
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding on August 1, 2012 was 23,097,481.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	March 31,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$62,513	$72,357
Marketable securities	39,859	38,975
Accounts receivable, net of $101 and $443 in allowance for doubtful accounts at June 30 and March 31, 2012, respectively	33,461	40,787
Unbilled accounts receivable	2,375	1,864
Inventory	1,141	1,704
Deferred income taxes, prepaid expenses and other current assets	6,806	5,084

	146,155	160,771

Property and equipment, net	15,885	13,936
Intangible assets, net	7,826	2,970
Goodwill	22,416	15,406
Deferred income taxes and other assets	5,407	5,182

Total assets	$197,689	$198,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,239	$1,175
Accrued liabilities	15,203	17,717
Other income taxes	1,507	754
Deferred rent	225	222
Deferred revenue	46,063	47,909

Total current liabilities	64,237	67,777

Accrued liabilities	17	9
Deferred rent	2,738	2,745
Deferred revenue	7,130	6,950
Other income taxes	804	790

Total liabilities	74,926	78,271

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 30,680,530 and 30,284,291 shares issued at June 30 and March 31, 2012, respectively; 22,992,137 and 22,599,682 shares outstanding at June 30 and March 31, 2012, respectively	31	30
Additional paid-in capital	132,143	129,439
Retained earnings	14,102	13,748
Accumulated other comprehensive loss	(1,184)	(995)
Treasury stock, at cost – 7,688,393 and 7,684,609 shares at June 30 and March 31, 2012, respectively	(22,329)	(22,228)

Total stockholders’ equity	122,763	119,994

Total liabilities and stockholders’ equity	$197,689	$198,265

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2012	2011

Revenue:
Product	$20,119	$19,429
Product updates, technical support and services	17,051	14,692
Professional services	6,861	6,126

Total revenue	44,031	40,247

Cost of revenue:
Product	2,940	2,471
Product updates, technical support and services	1,644	1,447
Professional services	4,574	3,866
Amortization of acquired technology and customer relationships	618	539

Total cost of revenue	9,776	8,323

Gross profit	34,255	31,924

Operating expenses:
Research and development	10,360	9,242
Sales and marketing	14,222	12,599
General and administrative	3,484	3,789

Total operating expenses	28,066	25,630

Income from operations	6,189	6,294

Interest and other income (expense), net	10	(59)

Income before provision for income taxes	6,199	6,235
Provision for income taxes	2,405	2,046

Net income	$3,794	$4,189

Basic net income per common share	$0.17	$0.19

Diluted net income per common share	$0.16	$0.18

Basic weighted average common shares outstanding	22,436	22,090

Diluted weighted average common shares outstanding	22,781	22,637

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Net income	$3,794	$4,189

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(193)	55
Net unrealized gains on marketable securities	4	—

Other comprehensive (loss) income	(189)	55

Total comprehensive income	$3,605	$4,244

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,794	$4,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,801	1,539
Provision for losses on accounts receivable	81	399
Deferred income taxes	(272)	(441)
Non-cash stock-based compensation expense	987	539
Non-cash accretion of market discount on marketable securities	(7)	46
(Gain) loss on disposition of fixed assets	(1)	5
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	7,637	6,811
Inventory	(357)	581
Prepaid expenses and other current assets	656	(690)
Other assets	54	(89)
Accounts payable	84	232
Accrued liabilities	(2,398)	(973)
Accrued income taxes	(718)	2,440
Deferred revenue	(3,618)	(4,574)
Deferred rent	(4)	302
Excess tax benefit from exercise of stock options	(594)	(957)

Net cash provided by operating activities	7,125	9,359

Cash flows from investing activities:
Acquisition of business	(10,820)	—
Purchase of property and equipment	(2,976)	(1,748)
Purchase of marketable securities	(7,873)	(14,146)
Proceeds from sale/maturity of marketable securities	7,000	12,540

Net cash used in investing activities	(14,669)	(3,354)

Cash flows from financing activities:
Acquisition of treasury stock	(101)	(219)

Proceeds from exercise of common stock options	868	869
Excess tax benefit from exercise of stock options	594	957
Payment of dividends to stockholders	(3,440)	(2,679)

Net cash used in financing activities	(2,079)	(1,072)

Effect of exchange rate changes on cash and cash equivalents	(221)	48

Net decrease in cash and cash equivalents	(9,844)	4,981

Cash and cash equivalents, beginning of period	72,357	83,296

Cash and cash equivalents, end of period	$62,513	$88,277

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. and its subsidiaries, (hereafter, the Company or OPNET), provides application and network performance management solutions. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, through several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Singapore; and Milton, Australia; (2) a registered office in Beijing, China; (3) third-party distributors; and (4) value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Colorado Springs, Colorado; and Redwood City, California.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012. The March 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three months ended June 30, 2012 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Cash paid during the period:
Income tax payments	$3,373	$20
Non-cash financing and investing activities:
Restricted stock issued	$6,477	$638
Accrued liability for the purchase of property and equipment	$736	$102
Unrealized gains on marketable securities	$4	$—

2.	Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012 for an overview of the significant accounting policies.

3.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company on April 1, 2012. The adoption of ASU 2011-04 did not impact the Company’s results of operations, financial condition, or its fair value disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for first annual reporting period beginning after December 15, 2011. The Company adopted ASU 2011-05 in its first quarter fiscal 2013 financials. The adoption of ASU 2011-05 changed the Company’s presentation of other comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the three months ended June 30, 2012. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

4. Acquisition of Clarus Systems, Inc.

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

The Clarus acquisition was accounted for as a business combination in accordance with the guidance outlined in ASC Topic 805. The acquisition date fair value of the total consideration transferred was approximately $11.7 million. The Company expensed $185,000 related to the acquisition during the three months ended June 30, 2012. The results of Clarus’ operations have been included in the Company’s consolidated financial statements from May 24, 2012 through June 30, 2012 and were not material to the overall consolidated results of the Company.

The following table summarizes the estimated fair values of the assets and liabilities assumed on the acquisition date:

		Amortization Method	Useful Life
	(in thousands)
Cash and cash equivalents	$903
Accounts receivable	876
Prepaid assets	49
Property and equipment, net	42
Short-term deferred revenue	(1,508)
Accrued liabilities	(703)
Long-term deferred revenue	(446)
Identifiable intangible assets:
Developed technology	4,200	Straight-line	6 years
Customer relationships	1,300	Double-declining balance	10 years

Total identifiable assets	4,713

Goodwill	7,010

Net assets acquired	$11,723

Intangible Assets

Intangible assets consist of the developed technology and customer relationships associated with the acquisition. The Company estimated that the acquisition date fair value of the Clarus developed technology and customer relationships was approximately $4.2 million and $1.3 million, respectively. The Company utilized an income approach known as the Multi-Period Excess Earnings Method to value the acquired developed technology assets and the customer relationships.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $7.0 million, which represents the goodwill resulting from the acquisition. The goodwill recognized primarily relates to the expected value of combining Clarus’ product with the Company’s product offering and selling it to the Company’s customer base. The Company is in the process of completing an analysis to determine how the acquisition will be treated for tax purposes, including whether goodwill will be deductible for tax purposes. Upon determination of the tax treatment, the Company will be able to finalize their analysis on the value of deferred tax assets or liabilities that will be recorded, including what portion of the acquired NOL’s, if any, can be realized to offset future tax expense. The Company will test goodwill for impairment on an annual basis, or as impairment indicators are noted.

5.	Stock-Based Compensation

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

The number of shares available for issuance under the 2010 Plan will automatically increase on the first trading day of each calendar year, beginning with 2011 and continuing through the term of the 2010 Plan, by an amount equal to the lesser of (i) three percent (3%) of the shares of the Company’s common stock outstanding on the last trading day of the preceding calendar year, or (ii) an amount determined by the Board; provided, however, that in no event shall any such annual increase exceed 1,000,000 shares. This provision, commonly referred to as an “evergreen” provision, is similar to the provision in the 2000 Plan. The Board voted not to increase the number of shares available for issuance on the first trading day of calendar year 2012.

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended June 30, 2012 and 2011, excess tax benefits from the exercise of stock options were $594,000 and $957,000, respectively.

A summary of the total stock-based compensation expense for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Restricted stock	$688	$340
Employee Stock Purchase Plan shares	248	148
Stock options	51	51

Total stock-based compensation	$987	$539

A summary of the total nonvested stock-based deferred compensation at June 30, 2012 and 2011 is as follows:

	June 30, 2012	June 30, 2011
	(in thousands)
Restricted stock	$9,244	$2,636
Stock options	452	659
Employee Stock Purchase Plan shares	82	49

Total nonvested stock-based compensation	$9,778	$3,344

The deferred compensation at June 30, 2012 related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares is expected to be recognized over the following weighted average periods:

Period
Restricted stock	2 years
Stock options	1 year
Employee Stock Purchase Plan shares	1 month

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	807,765	$9.44	—	$13,851	$5.38
Granted	—	$—	—	$—	$—
Exercised	(119,658)	$7.25	—	$2,090	$4.59
Forfeited or expired	(50)	$11.75	—	$1	$8.15

Outstanding at end of period	688,057	$9.82	3.61	$11,536	$5.52

Exercisable at end of period	413,057	$9.85	1.23	$6,916	$6.42
Nonvested at end of period	275,000	$9.79	7.19	$4,620	$4.17
Nonvested expected to be exercised	247,500	$9.79	7.19	$4,158	$4.17

	Three Months Ended June 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,131,997	$9.42	—	$35,681	$5.70
Granted	—	$—	—	$—	$—
Exercised	(100,405)	$8.66	—	$3,074	$6.17
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	1,031,592	$9.49	3.37	$32,440	$5.65

Exercisable at end of period	756,592	$9.39	1.61	$23,874	$6.19
Nonvested at end of period	275,000	$9.79	8.19	$8,566	$4.17

During the three months ended June 30, 2012 and 2011, no stock options vested or were granted.

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

During the three months ended June 30, 2012 and 2011, respectively, the Company received proceeds of approximately $868,000 and $869,000 and issued 119,658 and 100,405 shares of common stock, respectively, pursuant to employee and director exercises of stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	195,516	$27.15
Granted	276,755	$26.00
Vested	(19,236)	$17.97
Forfeited	(174)	$28.58

Nonvested at end of period	452,861	$26.84

Nonvested expected to vest	409,521	$26.83

	Three Months Ended June 30, 2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share

Nonvested at beginning of period	190,613	$17.45
Granted	18,107	$38.93
Vested	(21,116)	$11.82
Forfeited	(4,840)	$12.40

Nonvested at end of period	182,764	$20.36

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

Under the ESPP, the number of shares available for issuance automatically increases on February 1st of 2011 through 2015 by an amount equal to the lesser of (i) the average number of shares purchased under the ESPP during the last two Plan Periods (as defined in the ESPP) immediately preceding the applicable February 1 date, plus an additional number of shares equal to 5% of the Average Shares, or (ii) 300,000 shares, or a lesser amount determined by the Board. The Board did not suspend the automatic increase of the share reserve under the ESPP on February 1, 2012. Therefore, an additional 37,150 shares were added to the share reserve on February 1, 2012. To estimate the fair value of shares issued under the ESPP, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an ESPP share at the beginning of the plan period based on the following: the price of the underlying stock on the first day of the plan period; the estimated dividend yield; a “risk-free” interest rate; the term of the plan period (six months); and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in six months. To determine expected volatility, the Company analyzes the historical volatility of its stock over the six months prior to the first day of the plan period.

Because the plan period for the Company’s ESPP ends in January and July of each year, no shares of the Company’s common stock were issued under the ESPP in the three months ended June 30, 2012 or 2011.

6.	Marketable Securities

At June 30 and March 31, 2012 marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at June 30 and March 31, 2012:

	June 30, 2012
	Amortized Cost	Gross Unrealized Loss	Market Value
	(in thousands)
United States government obligations	$39,866	$(7)	$39,859

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$38,986	$(11)	$38,975

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at June 30 and March 31, 2012:

		Fair Value Measurement at June 30, 2012 Using

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$53,175	$53,175	$—	$—
Money market funds	9,338	9,338	—	—
United States government obligations included in marketable securities	39,859	39,859	—	—

Total	$102,372	$102,372	$—	$—

		Fair Value Measurement at March 31, 2012 Using

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$62,146	$62,146	$—	$—
Money market funds	10,211	10,211	—	—
United States government obligations included in marketable securities	38,975	38,975	—	—

Total	$111,332	$111,332	$—	$—

At June 30 and March 31, 2012, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30 and March 31, 2012, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at June 30 or March 31, 2012.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(dollars in thousands, except per share amounts)
Net income (numerator):

Basic and diluted net income attributable to common stockholders	$3,794	$4,189
Dividends paid on nonvested restricted stock	(61)	(20)
Undistributed earnings attributable to nonvested restricted stock	(5)	(11)

Net income available to common stockholders excluding nonvested restricted stock	$3,728	$4,158

Shares (denominator):
Weighted average common shares outstanding – basic	22,435,937	22,090,270
Effect of other dilutive securities - options	344,973	547,079

Weighted average diluted shares outstanding	22,780,910	22,637,349

Net income per common share:
Basic	$0.17	$0.19
Diluted	$0.16	$0.18

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. There were no options with an anti-dilutive effect during the three months ended June 30, 2012 or 2011.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $101,000 and $219,000 to purchase 3,784 and 5,571 shares during the three months ended June 30, 2012 and 2011, respectively, at average prices of $26.38 and $39.22 per share, respectively. Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares are included in these totals.

As of June 30, 2012, the Company had repurchased 1,554,848 shares of common stock under the stock repurchase program. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares, and net settlements of exercised stock options are included in the total repurchased.

Dividend

The following table summarizes the Company’s cash dividend payments for the three months ended June 30, 2012:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 2, 2012	June 14, 2012	June 28, 2012	$0.15

The following table summarizes the Company’s cash dividend payments for the three months ended June 30, 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share

May 4, 2011	June 15, 2011	June 29, 2011	$0.12

The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether. See Note 13 for additional information regarding the Company’s plans for future cash dividends.

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 35.1% and 30.8% of total revenue for the three months ended June 30, 2012 and 2011, respectively. No single customer accounted for 10% or more of revenue for the three months ended June 30, 2012 and 2011. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three months ended June 30, 2012 and 2011. Substantially all assets were held in the United States at June 30 and March 31, 2012. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended June 30,
	2012	2011
	(dollars in thousands)
Geographic Area:
United States	$35,210	$29,699
International	8,821	10,548

Total revenue	$44,031	$40,247

Geographic Area:
United States	80.0%	73.8%
International	20.0%	26.2%

Total revenue	100.0%	100.0%

11.	Commitments and Contingencies

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

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material adverse effect on its operating performance, financial condition, or cash flows. As of June 30, 2012, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 38.8% and 32.8% for the three months ended June 30, 2012 and 2011, respectively. The Company’s tax rate differed from the statutory tax rate in the three months ended June 30, 2012 largely due to state income taxes, the difference between United States and foreign tax rates, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. The Company’s tax rate differed from the statutory tax rate in the three months ended June 30, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes.

The increase in the Company’s effective tax rate for the three month period ended June 30, 2012, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to it during the three month period ended June 30, 2012. The tax credit expired on December 31, 2011.

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and are subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Australia	FY09
Belgium	FY10 – FY11
France	FY12
Germany	FY08 – FY10
United Kingdom	FY10 – FY11
Singapore	FY08 – FY10
United States	FY09 – FY11
Maryland	FY07 – FY11

13.	Subsequent Events

On August 2, 2012, the Board approved a quarterly cash dividend in the amount of $0.15 per share, which will be paid on September 26, 2012 to stockholders of record as of the close of business on September 12, 2012. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. The Board may decide that future dividends will be in amounts that are different than the amount described above or may decide to suspend or discontinue the payment of cash dividends altogether.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three months ended June 30, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission, or SEC, on June 8, 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2012 and in subsequent SEC filings. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products, but excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the three months ended June 30, 2012 and 2011, perpetual licenses represented approximately 97% and 90%, respectively, of product revenue. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. Substantially all of our product arrangements generate both product revenue and product updates, technical support, and services revenue. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

Summary of Our Sequential Quarter-Over-Quarter Financial Performance

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	June 30, 2012	March 31, 2012	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$44,031	$44,563	$(532)	(1.2)%
Total cost of revenue	$9,776	$10,327	$(551)	(5.3)%
Gross profit	$34,255	$34,236	$19	0.0%
Gross profit as a percentage of total revenue (gross margin)	77.8%	76.8%
Total operating expenses	$28,066	$28,173	$(107)	(0.4)%
Income from operations	$6,189	$6,063	$126	2.1%
Income from operations as a percentage of total revenue (operating margin)	14.1%	13.6%
Net income	$3,794	$4,035	$(241)	(6.0)%
Diluted net income per common share	$0.16	$0.18	$(0.02)	(11.1)%
Other Operations Data:
Total employees (period end)	654	618	36	5.8%
Total average employees	623	601	22	3.7%
Total consultants (period end)	96	93	3	3.2%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	90	86	4	4.7%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$102,372	$111,332	$(8,960)	(8.0)%
Cash flows (used)/provided by operating activities	$7,125	$15,883	$(8,758)	(55.1)%
Total deferred revenue (period end)	$53,193	$54,859	$(1,666)	(3.0)%

Our decrease in total revenue in the three months ended June 30, 2012, or Q1 fiscal 2013, from the three months ended March 31, 2012, or Q4 fiscal 2012, was principally due to a decrease in product revenue of $1.2 million which was partially offset by a $606,000 increase in product updates, technical support and services revenue. The decrease in product revenue was principally due to a decrease in product sales to corporate enterprise customers, which was partially offset by an increase in product sales to United States government customers. Total revenue generated from sales to United States government customers increased by $2.7 million during Q1 fiscal 2013 as compared to Q4 fiscal 2012. The percentage of total revenue from United States government customers increased to 35.1% in Q1 fiscal 2013 from 28.6% in Q4 fiscal 2012.

Our international revenue was $8.8 million and $9.8 million for Q1 fiscal 2013 and Q4 fiscal 2012, respectively. The decrease in international revenue was primarily the result of a decrease in product sales to corporate enterprise customers, international government customers, and service providers. As a percentage of total revenue, international revenue decreased from 22.0% to 20.0% during Q1 fiscal 2013. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q1 fiscal 2013. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased slightly to $34.3 million for Q1 fiscal 2013 from $34.2 million for Q4 fiscal 2012. Our gross margin increased to 77.8% in Q1 fiscal 2013 from 76.8% in Q4 fiscal 2012. The increase in our gross margin was principally due to a decline in hardware costs associated with sales of our AppResponse Xpert products and an increase in the profitability of certain fixed price consulting projects. The following table summarizes the gross margins on revenue for Q1 fiscal 2013 and Q4 fiscal 2012:

Gross Margin	Q1 Fiscal 2013	Q4 Fiscal 2012
Product	85.4%	83.8%
Product updates, technical support and services	90.4%	90.2%
Professional services	33.3%	30.2%

During Q1 fiscal 2013, as compared to Q4 fiscal 2012, we experienced a decrease in cash, cash equivalents, and marketable securities of $9.0 million. The decline was largely related to the acquisition of Clarus Systems, Inc.

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

Research and Development Expenses. We believe that continued investment in research and development will be required to maintain our competitive position and broaden our software product lines, as well as enhance the features and functionality of our current software products, especially our APM products. We believe there is more competition in the markets served by our APM products as compared to the markets for our other products. We made personnel investments in research and development during fiscal 2012, and we plan to continue making investments in additional personnel during fiscal 2013. We expect that the absolute dollar amount of these expenses will continue to grow but generally decrease as a percentage of total revenue in future periods, although our ability to decrease these expenses as a percentage of revenue will depend upon our ability to increase our revenue, among other factors.

Sales and Marketing Expenses. We depend upon our direct sales model to generate revenue and believe that increasing the size of our quota-carrying sales team is essential for long-term growth. During fiscal 2012, we focused on improving the productivity of our sales force and only made modest investments in additional direct sales personnel. We have begun to accelerate our hiring of quota-carrying salespeople as compared to fiscal 2012 in order to address what we believe is a large and growing market for our products. We also plan to increase expenditures in areas we believe will enhance the visibility of our products in the marketplace, especially our APM products. While we expect that the absolute dollar amount of sales and marketing expenses will increase in fiscal 2013 as compared to fiscal 2012, our ability to lower these expenses as a percentage of revenue will depend upon increases in our revenue.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, stock-based compensation, fair value measurement of cash equivalents and marketable securities, valuation of intangible assets and impairment review of goodwill, software development costs, and income taxes. These policies, and our procedures related to these policies, are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 8, 2012.

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Revenue:
Product	45.7%	48.3%
Product updates, technical support and services	38.7	36.5
Professional services	15.6	15.2

Total revenue	100.0	100.0

Cost of revenue:
Product	6.7	6.1
Product updates, technical support and services	3.7	3.6
Professional services	10.4	9.7
Amortization of acquired technology and customer relationships	1.4	1.3

Total cost of revenue	22.2	20.7

Gross profit	77.8	79.3

Operating expenses:
Research and development	23.5	23.0
Sales and marketing	32.3	31.3
General and administrative	7.9	9.4

Total operating expenses	63.7	63.7

Income from operations	14.1	15.6
Interest and other expense, net	0.0	(0.1)

Income before provision for income taxes	14.1	15.5
Provision for income taxes	5.5	5.1

Net income	8.6%	10.4%

Revenue

Product Revenue. Product revenue was $20.1 million and $19.4 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 3.6%. The increase was due to growth in sales to United States government customers which was partially offset by a decrease in sales to international government and corporate enterprise customers. The increase in sales for the three month period ended June 30, 2012 was principally due to growth in sales of our APM products.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $17.1 million and $14.7 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 16.1%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Growth in the overall customer installed base generally increases the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $46.5 million and $39.0 million at June 30, 2012 and 2011, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended, June 30,
	2012	2011
	(in thousands)
Consulting services revenue	$6,568	$6,005
Training revenue	293	121

Professional services revenue	$6,861	$6,126

Professional services revenue was $6.9 million and $6.1 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 12.0%. Consulting services revenue accounted for 95.7% and 98.0% of professional services revenue for the three months ended June 30, 2012 and 2011, respectively. The percentage of total consulting revenue from United States government customers for the three months ended June 30, 2012 and 2011 was 49.8% and 56.1%, respectively. The increase in professional services revenue for the three month period ended June 30, 2012 was principally the result of an increase in average hourly billing rates for our consultants who provide consulting services. The increase in average hourly billing rates was due to an increase in the percentage of our professional services revenue being derived from commercial customers as compared to United States government customers during the three month period ended June 30, 2012 as compared to the prior fiscal year. This increase was principally due to the growing proportion of product sales and related implementation services provided to corporate enterprise customers relative to United States government customers. Average hourly billing rates for consulting services are generally higher for commercial customers than for United States government customers.

International Revenue.

Our international revenue was $8.8 million and $10.5 million for the three months ended June 30, 2012 and 2011, respectively, representing a decrease of 16.4%. Our international revenue as a percentage of total revenue was 20.0% and 26.2% for the three months ended June 30, 2012 and 2011, respectively. The absolute dollar decrease in international revenue was principally due to a decrease in sales of our APM products to corporate enterprise customers and, to a lesser extent, a decrease in sales to international government customers. We believe the decrease in international revenue from corporate enterprise customers and international government customers was related to the economic instability in Europe. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three month periods ended June 30, 2012 and 2011. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, June 30,
Cost of Revenue:	2012	2011
Product	14.6%	12.7%

Product updates, technical support and services	9.6%	9.9%

Professional services	66.7%	63.1%

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

Cost of Product Revenue. Cost of product revenue was $2.9 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively. The increase of 19.0% was principally the result of a $645,000 increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products, which was partially offset by a $218,000 decrease in third-party royalties. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for the three months ended June 30, 2012 and 2011 was $2.7 million and $2.1 million, respectively. Gross margin on product revenue decreased to 85.4% for the three months ended June 30, 2012, compared to 87.3% for the same period in fiscal 2012. The decrease in gross margin was due to a higher proportion of product revenue being generated from sales of our AppResponse Xpert product, which is typically delivered using a hardware platform and therefore has a higher cost of revenue as compared to other software products we sell. The higher proportion of AppResponse Xpert revenue was largely due to an increase in the quantities of AppResponse Xpert products sold to existing customers, as existing customers typically purchase larger quantities of our AppResponse Xpert products as compared to new customers.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.6 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. The increase was primarily the result of compensation costs associated with providing when-and-if-available training under our maintenance contracts. Gross margin on product updates, technical support and services revenue increased to 90.4% for the three months ended June 30, 2012, from 90.2% for the same period in fiscal 2012. Stock-based compensation expense allocated to cost of product updates, technical support and services was $16,000 and $6,000 for the three months ended June 30, 2012 and 2011, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.6 million and $3.9 million for the three months ended June 30, 2012 and 2011, respectively. The increase of 18.3% was primarily the result of an increase in staffing levels, which was necessary to better align our headcount and resource skill sets with external demand for our consulting services. Gross margin on professional services revenue decreased to 33.3% for the three months ended June 30, 2012 from 36.9% for the same period in fiscal 2012. Stock-based compensation expense allocated to cost of professional services was $27,000 and $20,000 for the three months ended June 30, 2012 and 2011, respectively.

Operating Expenses

Research and Development. Research and development expenses were $10.4 million and $9.2 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 12.1%. The increase in research and development expenses for the three months ended June 30, 20112 as compared to the same period in fiscal 2012, was principally due to a $892,000 increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $472,000 and $266,000 for the three months ended June 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses were $14.2 million and $12.6 million for the three months ended June 30, 2012 and 2011, respectively. The increase of 12.9% was largely due to a $707,000 increase in compensation and sales commissions resulting from sales growth, a $262,000 increase in conference and trade show expense and a $231,000 increase in travel expense related to an increase in sales activities following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $270,000 and $126,000 for the three months ended June 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses were $3.5 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively. The decrease of 8.0% was largely due to a $476,000 decrease in discretionary bonus expense and a $318,000 decrease in bad debt expense, which was partially offset by a $317,000 increase in base compensation, and a $152,000 increase in professional services related to our acquisition of Clarus. Stock-based compensation expense allocated to general and administrative expense was $202,000 and $121,000 for the three months ended June 30, 2012 and 2011, respectively.

Interest and Other Income (Expense), net. Interest and other income (expense), net, was income of $10,000 and an expense of $59,000 for the three months ended June 30, 2012 and 2011, respectively. The net change for the three months ended June 30, 2012, as compared to the same period in fiscal 2012, was primarily the result of realized foreign currency gains and losses and an increase in other income.

Provision for Income Taxes. Our effective tax rate was 38.8% and 32.8% for the three months ended June 30, 2012 and 2011, respectively. Our tax rate differed from the statutory tax rate in the three months ended June 30, 2012 largely due to state income taxes, the difference between United States and foreign tax rates, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes. Our tax rate differed from the statutory tax rate in the three months ended June 30, 2011 largely due to state income taxes, the difference between United States and foreign tax rates, the research and development tax credit, the domestic production activities deduction, and book compensation under our ESPP not deductible for tax purposes.

The increase in our effective tax rate for the three month period ended June 30, 2012, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to us during the three month period ended June 30, 2012. The tax credit expired on December 31, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of June 30, 2012, we had cash, cash equivalents and marketable securities totaling $102.4 million.

Net cash provided by operating activities was $7.1 million and $9.4 million for the three months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The decrease in net cash provided by operating activities during the three months ended June 30, 2012 as compared to the same period the prior fiscal year, was primarily attributable to a decrease in accrued liabilities, accrued income taxes, and inventory partially offset by decreases in prepaid assets and accounts receivable. The decrease in accrued liabilities resulted from lower accrued compensation and sales taxes, the decrease in accrued income taxes resulted from the payment of estimated income taxes, and the decrease in inventory was the result of the normalization of inventory balances during the three months ended June 30, 2012. The decrease in prepaid assets resulted from lower prepaid insurance and the decrease in accounts receivable was primarily attributable to an increase in the collection of customer receipts.

Net cash used in investing activities was $14.7 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012, we used funds of $10.8 million to acquire Clarus, $7.9 million to purchase marketable securities, and funds of $3.0 million to purchase property and equipment. We received proceeds of $7.0 million from the sale or maturity of investments during the three months ended June 30, 2012. For the three months ended June 30, 2011, we used funds of $14.1 million to purchase marketable securities and funds of $1.7 million to purchase property and equipment. We also received proceeds of $12.5 million from the maturity of investments during the three months ended June 30, 2011.

Net cash used in financing activities was $2.1 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, we used funds of $3.4 million to pay a quarterly cash dividend of

$0.15 per share to stockholders of record on June 14, 2012. During the three months ended June 30, 2011, we used funds of $2.7 million to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011. We used $101,000 and $219,000 to acquire 3,784 and 5,571 shares of our common stock during the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011, all of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the three months ended June 30, 2012 and 2011, respectively, we received proceeds of approximately $868,000 and $869,000 and issued 119,658 and 100,405 shares of common stock, respectively, pursuant to employee and director exercises of stock options. Since the plan period for our ESPP ends in January and July of each year, no shares of our common stock were issued under the ESPP in the three months ended June 30, 2012 or 2011. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the three months ended June 30, 2012 and 2011, excess tax benefits from the exercise of stock options were $594,000 and $957,000, respectively.

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

As of June 30, 2012, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 8, 2012.

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

We believe that our current cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and dividends through the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At June 30, 2012, we had $62.5 million in cash and cash equivalents and $39.9 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2012, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $1.0 million.

At June 30, 2012, $9.3 million of our $62.5 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of June 30, 2012 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $1.2 million and a loss of $598,000 at June 30, 2012 and 2011, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 20.0% and 26.2% of our total revenue for the three months ended June 30, 2012 and 2011, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the three months ended June 30, 2012 and 2011, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $8,000 and $17,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2012. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 8, 2012, or the Annual Report which could materially affect our business, financial condition or future results. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	2,185	$29.40	2,185	448,936
May 1 – 31, 2012	1,599	$22.25	1,599	446,751
June 1 – 30, 2012	—	$—	—	445,152

Total	3,784	$26.38	3,784	445,152

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of June 30, 2012, the Company had repurchased 1,554,848 shares of common stock under the stock repurchase program. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares are included in the total repurchased.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: August 7, 2012	Name:	Mel F. Wesley
	Title:	Senior Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on June 11, 2007.

10.1+	FY 2013 Annual Incentive Bonus Program, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates management contract or compensatory plan.