Form 10-Q
period 2012-09-30
OPNET TECHNOLOGIES INC
filed 2012-11-07
CIK 1108924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding on November 1, 2012 was 23,254,087.

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,736	$72,357
Marketable securities	39,862	38,975
Accounts receivable, net of $99 and $443 in allowance for doubtful accounts at September 30 and March 31, 2012, respectively	41,073	40,787
Unbilled accounts receivable	2,710	1,864
Inventory	1,286	1,704
Deferred income taxes, prepaid expenses and other current assets	13,571	5,084

	153,238	160,771

Property and equipment, net	16,227	13,936
Intangible assets, net	7,001	2,970
Goodwill	22,416	15,406
Deferred income taxes and other assets	5,930	5,182

Total assets	$204,812	$198,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,533	$1,175
Accrued liabilities	16,986	17,717
Other income taxes	1,163	754
Deferred rent	225	222
Deferred revenue	46,301	47,909

Total current liabilities	66,208	67,777

Accrued liabilities	44	9
Deferred rent	3,655	2,745
Deferred revenue	6,799	6,950
Other income taxes	811	790

Total liabilities	77,517	78,271

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock-par value $0.001; 100,000,000 shares authorized; 30,887,305 and 30,284,291 shares issued at September 30 and March 31, 2012, respectively; 23,197,690 and 22,599,682 shares outstanding at September 30 and March 31, 2012, respectively	31	30
Additional paid-in capital	136,393	129,439
Retained earnings	14,478	13,748
Accumulated other comprehensive loss	(1,245)	(995)
Treasury stock, at cost – 7,689,615 and 7,684,609 shares at September 30 and March 31, 2012, respectively	(22,362)	(22,228)

Total stockholders’ equity	127,295	119,994

Total liabilities and stockholders’ equity	$204,812	$198,265

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$21,996	$20,599	$42,115	$40,028
Product updates, technical support and services	17,953	15,413	35,004	30,105
Professional services	7,111	5,909	13,972	12,035

Total revenue	47,060	41,921	91,091	82,168

Cost of revenue:
Product	3,794	3,928	6,734	6,399
Product updates, technical support and services	1,667	1,380	3,311	2,827
Professional services	4,786	3,751	9,360	7,617
Amortization of acquired technology and customer relationships	800	537	1,418	1,076

Total cost of revenue	11,047	9,596	20,823	17,919

Gross profit	36,013	32,325	70,268	64,249

Operating expenses:
Research and development	10,986	9,088	21,346	18,330
Sales and marketing	15,236	13,471	29,458	26,070
General and administrative	3,695	2,504	7,179	6,293

Total operating expenses	29,917	25,063	57,983	50,693

Income from operations	6,096	7,262	12,285	13,556

Interest and other income (expense), net	34	—	44	(59)

Income before provision for income taxes	6,130	7,262	12,329	13,497
Provision for income taxes	2,275	2,476	4,681	4,522

Net income	$3,855	$4,786	$7,648	$8,975

Basic net income per common share	$0.17	$0.21	$0.33	$0.40

Diluted net income per common share	$0.17	$0.21	$0.33	$0.39

Basic weighted average common shares outstanding	22,642	22,240	22,528	22,149

Diluted weighted average common shares outstanding	22,924	22,687	22,843	22,646

Dividend per share	$0.15	$0.12	$0.30	$0.24

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$3,855	$4,786	$7,648	$8,975

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(63)	(280)	(256)	(225)
Net unrealized gains on marketable securities	3	3	7	4

Other comprehensive loss	(60)	(277)	(249)	(221)

Total comprehensive income	$3,795	$4,509	$7,399	$8,754

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,648	$8,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,862	3,099
Provision for losses on accounts receivable	79	296
Deferred income taxes	(902)	(755)
Non-cash stock-based compensation expense	2,368	1,145
Non-cash accretion of market discount on marketable securities	(16)	56
Loss on disposition of fixed assets	1	8
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(335)	(4,047)
Inventory	494	394
Prepaid expenses and other current assets	(2,025)	(548)
Other assets	(11)	(113)
Accounts payable	393	949
Accrued liabilities	(1,144)	(3,125)
Other income taxes	(3,950)	488
Deferred revenue	(3,713)	(3,444)
Deferred rent	913	334
Excess tax benefit from exercise of stock options	(1,424)	(2,236)

Net cash provided by operating activities	2,238	1,476

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,820)	—
Purchase of property and equipment	(5,013)	(3,287)
Purchase of marketable securities	(19,865)	(34,507)
Proceeds from sale/maturity of marketable securities	19,000	26,240

Net cash used in investing activities	(16,698)	(11,554)

Cash flows from financing activities:
Acquisition of treasury stock	(133)	(309)
Proceeds from exercise of common stock options	1,765	1,255
Excess tax benefit from exercise of stock options	1,424	2,236
Issuance of common stock under employee stock purchase plan	956	923
Payment of dividends to stockholders	(6,918)	(5,380)

Net cash used in financing activities	(2,906)	(1,275)

Effect of exchange rate changes on cash and cash equivalents	(255)	(225)

Net decrease in cash and cash equivalents	(17,621)	(11,578)
Cash and cash equivalents, beginning of period	72,357	83,296

Cash and cash equivalents, end of period	$54,736	$71,718

See accompanying notes to condensed consolidated financial statements.

OPNET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1.	Organization and Significant Accounting Policies

Organization. OPNET Technologies, Inc. and its subsidiaries, (hereafter, the Company or OPNET), provide application and network performance management solutions. The Company’s software products address application performance management, network planning, engineering and operations, and network research and development. The Company sells products to corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. The Company markets software products and related services in North America primarily through a direct sales force and, to a lesser extent, through several resellers and original equipment manufacturers. Internationally, the Company conducts research and development through a wholly-controlled subsidiary in Ghent, Belgium and markets software products and related services through (1) wholly-owned subsidiaries in Paris, France; Frankfurt, Germany; Slough, United Kingdom; Singapore; and Milton, Australia; (2) registered offices in Beijing, China and Dubai, United Arab Emirates; (3) an international office Japan; (4) third-party distributors; and (5) value-added resellers. The Company is headquartered in Bethesda, Maryland and has domestic offices in Cary, North Carolina; Dallas, Texas; Santa Clara, California; Nashua, New Hampshire; Colorado Springs, Colorado; and Redwood City, California.

The accompanying condensed consolidated financial statements include the Company’s results and the results of the Company’s wholly-owned and wholly-controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012. The March 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company’s results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, the Company’s operating results for the three and six months ended September 30, 2012 may not be indicative of the operating results for the full fiscal year or any other future period.

Supplemental Cash Flow Information

	Six Months Ended September 30,
	2012	2011
	(in thousands)
Cash paid during the period:
Income tax payments	$9,551	$4,691
Non-cash financing and investing activities:
Restricted stock issued	$7,671	$2,191
Accrued liability for the purchase of property and equipment	$491	$70
Unrealized gains on marketable securities	$3	$4
Net settlement of stock options	$—	$1,181

2.	Significant Accounting Policies

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

4.	Acquisition of Clarus Systems, Inc.

On May 24, 2012, the Company acquired 100% of the stock of Clarus Systems, Inc., or Clarus, a privately held software company headquartered in Redwood City, California. The Company paid approximately $11.7 million in cash to Clarus in the acquisition. Clarus produces a software product that provides performance monitoring and management for Voice over IP (VoIP), Unified Communications, and TelePresence video. The acquisition contributed key capabilities to the Company’s product portfolio for application performance management.

The Clarus acquisition was accounted for as a business combination in accordance with the guidance outlined in ASC Topic 805. The acquisition date fair value of the total consideration transferred was approximately $11.7 million. The Company expensed $185,000 related to the acquisition during the six months ended September 30, 2012. The results of Clarus’ operations have been included in the Company’s consolidated financial statements from May 24, 2012 through September 30, 2012 and were not material to the overall consolidated results of the Company.

The following table summarizes the estimated fair values of the assets and liabilities assumed on the acquisition date:

		Amortization Method	Useful Life
	(in thousands)
Cash and cash equivalents	$903
Accounts receivable	876
Prepaid assets	49
Property and equipment, net	42
Short-term deferred revenue	(1,508)
Accrued liabilities	(703)
Long-term deferred revenue	(446)
Identifiable intangible assets:
Developed technology	4,200	Straight-line	6 years
Customer relationships	1,300	Double-declining	10 years

Total identifiable assets	4,713

Goodwill	7,010

Net assets acquired	$11,723

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

Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activity. For the three months ended September 30, 2012 and 2011, excess tax benefits from the exercise of stock options were $830,000 and $1.3 million, respectively. For the six months ended September 30, 2012 and 2011, excess tax benefits from the exercise of stock options were $1.4 and $2.2 million, respectively.

A summary of the total stock-based compensation expense for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Restricted stock	$1,115	$412	$1,803	$752
Employee Stock Purchase Plan shares	214	142	462	290
Stock options	52	52	103	103

Total stock-based compensation	$1,381	$606	$2,368	$1,145

A summary of the total nonvested stock-based deferred compensation at September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011
	(in thousands)
Restricted stock	$9,330	$3,780
Stock options	400	607
Employee Stock Purchase Plan shares	231	184

Total nonvested stock-based compensation	$9,961	$4,571

The deferred compensation at September 30, 2012 related to nonvested restricted stock, stock options, and the Company’s 2000 Employee Stock Purchase Plan, or ESPP, shares is expected to be recognized over the following weighted average periods:

Period
Restricted stock	2 years
Stock options	1 year
Employee Stock Purchase Plan shares	4 months

Stock Options

The Company’s stock option grants are accounted for as equity awards. The expense is based on the grant-date fair value of the options granted and is recognized over the requisite service period.

A summary of the option transactions for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	688,057	$9.82	—	$16,683	$5.52
Granted	—	$—	—	$—	$—
Exercised	(130,540)	$6.88	—	$2,706	$4.23
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	557,517	$10.51	3.98	$13,133	$5.82

Exercisable at end of period	374,182	$10.87	2.53	$8,681	$6.63
Nonvested at end of period	183,335	$9.79	6.94	$4,451	$4.17
Nonvested expected to be exercised	165,002	$9.79	6.94	$4,006	$4.17

	Three Months Ended September 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,031,592	$9.49	—	$26,219	$5.65
Granted	—	$—	—	$—	$—
Exercised	(149,512)	$10.48	—	$4,341	$7.11
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	882,080	$9.33	3.67	$22,566	$5.40

Exercisable at end of period	607,080	$9.12	1.73	$15,658	$5.96
Nonvested at end of period	275,000	$9.79	7.94	$6,908	$4.17

	Six Months Ended September 30, 2012
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	807,765	$9.44	—	$19,893	$5.38
Granted	—	$—	—	$—	$—
Exercised	(250,198)	$7.06	—	$4,796	$4.40
Forfeited or expired	(50)	$11.75	—	$1,116	$8.15

Outstanding at end of period	557,517	$10.51	3.98	$13,133	$5.82

Exercisable at end of period	374,182	$10.87	2.53	$8,681	$6.63
Nonvested at end of period	183,335	$9.79	6.94	$4,451	$9.79

	Six Months Ended September 30, 2011
	Options	Weighted Average Exercise Price Per Option Share	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value Per Option Share
	(dollars in thousands, except per share amounts)
Outstanding at beginning of period	1,131,997	$9.42	—	$28,855	$5.69
Granted	—	$—	—	$—	$—
Exercised	(249,917)	$9.75	—	$7,415	$6.73
Forfeited or expired	—	$—	—	$—	$—

Outstanding at end of period	882,080	$9.33	3.67	$22,566	$5.40

Exercisable at end of period	607,080	$9.12	1.73	$15,658	$5.96
Nonvested at end of period	275,000	$9.79	7.94	$6,908	$4.17

During the three and six months ended September 30, 2012, 91,665 shares vested. During the three and six months ended September 30, 2011, no stock options vested. During the three and six months ended September 30, 2012 and 2011, no stock options were granted.

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

During the three months ended September 30, 2012 and 2011, respectively, the Company received proceeds of approximately $898,000 and $385,000 and issued 130,540 and 38,012 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2012 and 2011, respectively, the Company received proceeds of approximately $1.8 million and $1.3 million and issued 250,198 and 138,417 shares of common stock, respectively, pursuant to employee and director exercises of stock options. In addition, 111,500 shares were issued during the three and six months ended September 30, 2011 in net settlements of exercised stock options.

Restricted Stock

The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions.

A summary of the restricted stock grants for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	452,861	$26.84	195,516	$27.15
Granted	38,421	$33.29	315,176	$26.89
Vested	(19,656)	$29.61	(38,892)	$23.85
Forfeited	(4,744)	$26.64	(4,918)	$26.71

Nonvested at end of period	466,882	$27.25	466,882	$27.25

Nonvested expected to vest	418,784	$27.20

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Grants	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	182,764	$20.36	190,613	$17.45
Granted	47,760	$35.33	65,867	$36.32
Vested	(21,144)	$13.41	(42,260)	$12.62
Forfeited	(800)	$37.48	(5,640)	$15.96

Nonvested at end of period	208,580	$24.43	208,580	$24.43

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

During the six months ended September 30, 2012 and 2011, employees purchased 42,558 and 36,673 share of common stock under the ESPP, respectively, resulting in proceeds to the Company of approximately $956,000 and $923,000, respectively.

6.	Marketable Securities

At September 30 and March 31, 2012 marketable securities consisted of United States Treasury bills and United States Treasury notes with original maturities greater than three months and less than one year.

The following table summarizes the Company’s marketable securities at September 30 and March 31, 2012:

	September 30, 2012
	Amortized Cost	Gross Unrealized Loss	Market Value
	(in thousands)
United States government obligations	$39,866	$(4)	$39,862

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Market Value
	(in thousands)
United States government obligations	$38,986	$(11)	$38,975

7.	Fair Value

The following table details the fair value measurements within the three levels of fair value hierarchy of the Company’s financial assets, consisting of cash, cash equivalents, and marketable securities at September 30 and March 31, 2012:

		Fair Value Measurement at September 30, 2012
		Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$45,390	$45,390	$—	$—
Money market funds	9,346	9,346	—	—
United States government obligations included in marketable securities	39,862	39,862	—	—

Total	$94,598	$94,598	$—	$—

		Fair Value Measurement at March 31, 2012
		Using
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash	$62,146	$62,146	$—	$—
Money market funds	10,211	10,211	—	—
United States government obligations included in marketable securities	38,975	38,975	—	—

Total	$111,332	$111,332	$—	$—

At September 30 and March 31, 2012, the Company valued money market funds and United States government obligations using a Level 1 valuation because market prices in active markets for identical assets were readily available. The per-share net asset value of the Company’s money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30 and March 31, 2012, there were no withdrawal limits on redemptions for any of the money market funds that the Company holds. The Company did not value any financial assets using Level 2 or Level 3 valuations at September 30 or March 31, 2012.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Net income (numerator):
Basic and diluted net income attributable to common stockholders	$3,855	$4,786	$7,648	$8,975
Dividends paid on nonvested restricted stock	(64)	(23)	(125)	(42)
Undistributed earnings attributable to nonvested restricted stock	(7)	(18)	(12)	(31)

Net income available to common stockholders excluding nonvested restricted stock	$3,784	$4,745	$7,511	$8,902

Shares (denominator):
Weighted average common shares outstanding – basic	22,641,704	22,240,053	22,528,411	22,149,022
Effect of other dilutive securities - options	282,346	446,888	314,774	496,532

Weighted average diluted shares outstanding	22,924,050	22,686,941	22,843,185	22,645,554

Net income per common share:
Basic	$0.17	$0.21	$0.33	$0.40
Diluted	$0.17	$0.21	$0.33	$0.39

The weighted average diluted shares outstanding during any period does not include shares issuable upon exercise of any stock option where the exercise price of the stock option is greater than the average market price because including such shares would be anti-dilutive. Options for the purchase of 434 and 218 common shares were excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2012, respectively because their effect was anti-dilutive. There were no options with an anti-dilutive effect during the three or six months ended September 30, 2011.

9.	Stockholders’ Equity

Treasury Stock

On January 31, 2005, the Company announced that the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On February 4, 2008, the Company announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock under the stock repurchase program. This stock repurchase program does not have a specified termination date. Any repurchased shares will be available for use in connection with the Company’s stock plans or other corporate purposes. The Company expended $34,000 and $90,000 to purchase 1,222 and 2,628 shares during the three months ended September 30, 2012 and 2011, respectively, at average prices of $27.50 and $34.26 per share, respectively. The Company expended $133,000 and $309,000 to purchase 5,006 and 8,199 shares during the six months ended September 30, 2012 and 2011, respectively, at average prices of $26.65 and $37.63 per share, respectively. Restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares are included in these totals.

As of September 30, 2012, the Company had repurchased 1,556,070 shares of common stock under the stock repurchase program. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares, and net settlements of exercised stock options are included in the total repurchased.

Dividend

The following table summarizes the Company’s cash dividend payments for the six months ended September 30, 2012:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 2, 2012	June 14, 2012	June 28, 2012	$0.15
August 2, 2012	September 12, 2012	September 26, 2012	$0.15

The following table summarizes the Company’s cash dividend payments for the six months ended September 30, 2011:

Declaration Date	Stockholder Record Date	Payment Date	Amount per Share
May 4, 2011	June 15, 2011	June 29, 2011	$0.12
July 27, 2011	September 15, 2011	September 29, 2011	$0.12

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

10.	Business Segment and Geographic Information

The Company operates in one industry segment, the development and sale of computer software programs and related services. The chief operating decision maker evaluates the performance of the Company using one industry segment. Revenue from transactions with United States government agencies was approximately 26.1% and 36.6% of total revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue from transactions with United States government agencies was approximately 30.5% and 33.8% of total revenue for the six months ended September 30, 2012 and 2011, respectively. No single customer accounted for 10% or more of revenue for the three or six months ended September 30, 2012 and 2011. In addition, there was no country, with the exception of the United States, where aggregate sales accounted for 10% or more of total revenue in either the three or six months ended September 30, 2012 and 2011. Substantially all assets were held in the United States at September 30 and March 31, 2012. Revenue by geographic area and as a percentage of total revenue follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Geographic Area:
United States	$37,437	$32,518	$72,646	$62,216
International	9,623	9,403	18,445	19,952

Total revenue	$47,060	$41,921	$91,091	$82,168

Geographic Area:
United States	79.6%	77.6%	79.8%	75.7%
International	20.4%	22.4%	20.2%	24.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

11.	Commitments and Contingencies

The Company accounts for guarantees in accordance with ASC 460 “Guarantees”. ASC 460 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s software products infringe the intellectual property rights of a third party. To date: i) the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its software products, ii) the Company has not received any request to defend any customers from infringement claims arising from the use of its software products, and iii) the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. However, the Company believes these indemnification provisions will not have a material effect on its operating performance, financial condition, or cash flows. As of September 30, 2012, the Company has not recorded any liabilities related to these indemnifications.

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

The Company’s effective tax rate was 37.1% and 34.1% for the three months ended September 30, 2012 and 2011, respectively. The Company’s effective tax rate was 38.0% and 33.5% for the six months ended September 30, 2012 and 2011, respectively. The Company’s tax rate differed from the statutory tax rate in the three and six month periods ended September 30, 2012 largely due to state income taxes, the difference between United States and foreign tax rates, the domestic production activities deduction, and book compensation under the Company’s ESPP not deductible for tax purposes.

The increase in the Company’s effective tax rate for the three and six month periods ended September 30, 2012, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available during the three month period ended September 30, 2012. The tax credit expired on December 31, 2011.

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

On October 28, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riverbed Technology, Inc., a Delaware corporation (“Riverbed”) and Octagon Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Riverbed (“Acquisition Sub”). Under the terms of the Merger Agreement, Acquisition Sub will commence an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock in exchange for consideration, per share of the Company’s common stock, comprised of (i) $36.55, net to the seller in cash and (ii) 0.2774 of a share of Riverbed common stock ((i) and (ii) together, the “Offer Price”), without interest. Following the consummation of the Offer, Acquisition Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Riverbed. Upon the Merger being effective, shares of the Company’s common stock not tendered and accepted pursuant to the Offer (other than shares of the Company’s common stock owned directly or indirectly by the Company, Riverbed or Acquisition Sub, or any of their respective subsidiaries, or shares of the Company’s common stock as to which appraisal rights have been perfected in accordance with applicable law), will be cancelled and converted into the right to receive the Offer Price. Upon consummation of the Merger: (i) the Company’s outstanding options will be converted into equity awards of Riverbed on substantially equivalent terms; and (ii) the Company’s outstanding restricted stock and restricted stock units will be assumed by Riverbed and converted into the right to receive the Offer Price on substantially equivalent terms. Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, among others: (i) at least a majority of shares of OPNET Common Stock then outstanding (calculated on a fully-diluted basis) being tendered in the Offer; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement); (iv) the registration statement for Riverbed’s common stock issuable in connection with the Offer and the Merger being declared effective by the SEC; and (v) the receipt by Riverbed of sufficient proceeds to consummate the Offer.

Under some circumstances, the Company may have to pay a termination fee to Riverbed in the amount of $37.5 million if the Offer is not completed or if the Company enters into a business combination transaction with another party. Under the terms of the Merger Agreement, the Company has suspended future dividend payments. The Merger Agreement was filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis related to our financial condition and results of operations for the three and six months ended September 30, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. You should also read the following discussion and analysis in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission, or SEC, on June 8, 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions and our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2012 and in subsequent SEC filings. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995, as amended, and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We operate in one reportable industry segment, the development and sale of computer software products and related services. While our operations are principally in the United States, we also have subsidiaries in Belgium, France, Germany, the United Kingdom, Singapore, and Australia, registered offices in China and the United Arab Emirates, and an office in Japan. We primarily depend upon our direct sales force to generate revenue in the United States. Sales outside the United States are made through our international sales team as well as third-party distributors and value-added resellers, who generally are responsible for providing technical support and service to customers within their territory.

Our revenue is derived from three primary sources: (1) products, (2) product updates, technical support and services, and (3) professional services, which include consulting and training services for customers without current maintenance agreements. Product revenue represents all fees earned from granting customers licenses to use our software and fees associated with hardware platforms used to deliver some software products, but excludes revenue derived from product updates, which are included in product updates, technical support, and services revenue. Our software master license agreement provides our customers with the right to use our software either perpetually, which we refer to as perpetual licenses, or during a defined term, generally for one to four years, which we refer to as term licenses. For the six months ended September 30, 2012 and 2011, perpetual licenses represented approximately 96% and 93%, respectively, of product revenue. Product updates, technical support, and services revenue represents fees associated with the sale of unspecified product updates, technical support and when-and-if available training under our maintenance agreements. Substantially all of our product arrangements generate both product revenue and product updates, technical support, and services revenue. We offer professional services, under both time-and-material and fixed-price agreements, primarily to facilitate the adoption of our software products.

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

On October 28, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riverbed Technology, Inc., a Delaware corporation (“Riverbed”) and Octagon Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Riverbed (“Acquisition Sub”). Under the terms of the Merger Agreement, Acquisition Sub will commence an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock in exchange for consideration, per share of the Company’s common stock, comprised of (i) $36.55, net to the seller in cash and (ii) 0.2774 of a share of Riverbed common stock ((i) and (ii) together, the “Offer Price”), without interest. Following the consummation of the Offer, Acquisition Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Riverbed (the “Transaction”). Upon the Merger being effective, shares of the Company’s common stock not tendered and accepted pursuant to the Offer (other than shares of the Company’s common stock owned directly or indirectly by the Company, Riverbed or Acquisition Sub, or any of their respective subsidiaries, or shares of the Company’s common stock as to which appraisal rights have been perfected in accordance with applicable law), will be cancelled and converted into the right to receive the Offer Price. Upon consummation of the Merger: (i) the Company’s outstanding options will be converted into equity awards of Riverbed on substantially equivalent terms; and (ii) the Company’s outstanding restricted stock and restricted stock units will be assumed by Riverbed and converted into the right to receive the Offer Price on substantially equivalent terms. Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, among others: (i) at least a majority of shares of OPNET Common Stock then outstanding (calculated on a fully-diluted basis) being tendered in the Offer; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement); (iv) the registration statement for Riverbed’s common stock issuable in connection with the Offer and the Merger being declared effective by the SEC; and (v) the receipt by Riverbed of sufficient proceeds to consummate the Offer.

Summary of Our Sequential Quarter-Over-Quarter Financial Performance

The following table summarizes information derived from our unaudited condensed consolidated financial statements and other key metrics:

	Three Months Ended
	September 30, 2012	June 30 , 2012	Amount Change	Percentage Change
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$47,060	$44,031	$3,029	6.9%
Total cost of revenue	$11,047	$9,776	$1,271	13.0%
Gross profit	$36,013	$34,255	$1,758	5.1%
Gross profit as a percentage of total revenue (gross margin)	76.5%	77.8%
Total operating expenses	$29,917	$28,066	$1,851	6.6%
Income from operations	$6,096	$6,189	$(93)	(1.5)%
Income from operations as a percentage of total revenue (operating margin)	13.0%	14.1%
Net income	$3,855	$3,794	$61	1.6%
Diluted net income per common share	$0.17	$0.16	$0.01	6.3%
Other Operations Data:
Total employees (period end)	669	654	15	2.3%
Total average employees	657	623	34	5.5%
Total consultants (period end)	104	96	8	8.3%
Total quota-carrying sales persons (excluding directors and inside sales representatives) (period end)	94	90	4	4.4%

Financial Condition and Liquidity Data:
Cash, cash equivalents, and marketable securities (period end)	$94,598	$102,372	$(7,774)	(7.6)%
Cash flows (used)/provided by operating activities	$(4,887)	$7,125	$(12,012)	(168.6)%
Total deferred revenue (period end)	$53,100	$53,193	$(93)	(0.2)%

Our increase in total revenue in the three months ended September 30, 2012, or Q2 fiscal 2013, from the three months ended June 30, 2012, or Q1 fiscal 2013, was principally due to an increase in product revenue of $1.9 million and a $902,000 increase in product updates, technical support and services revenue. The increase in product revenue was principally due to an increase in product sales to corporate enterprise customers and, to a lesser extent, an increase in sales to network equipment manufacturers. The increases were partially offset by a decrease in product sales to United States government customers. Total revenue generated from sales to United States government customers decreased by $3.2 million during Q2 fiscal 2013 as compared to Q1 fiscal 2013. The percentage of total revenue from United States government customers decreased to 26.1% in Q2 fiscal 2013 from 35.1% in Q1 fiscal 2013.

Our international revenue was $9.6 million and $8.8 million for Q2 fiscal 2013 and Q1 fiscal 2013, respectively. The increase in international revenue was primarily the result of an increase in product sales to corporate enterprise customers. As a percentage of total revenue, international revenue increased slightly from 20.0% to 20.4% during Q2 fiscal 2013. We expect international revenue to continue to account for a significant portion of our total revenue in the future. Sales to corporate enterprises accounted for the largest portion of our international revenue during Q2 fiscal 2013. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets.

Our gross profit increased to $36.0 million for Q2 fiscal 2013 from $34.3 million for Q1 fiscal 2013. The increase in gross profit was primarily due to the $1.9 million increase in product revenue. Our gross margin decreased to 76.5% in Q2 fiscal 2013 from 77.8% in Q1 fiscal 2013. The decrease in our gross margin was principally due to an increase in hardware costs associated with increased sales of our AppResponse Xpert products. The following table summarizes the gross margins on revenue for Q2 fiscal 2013 and Q1 fiscal 2013:

Gross Margin	Q2 Fiscal 2013	Q1 Fiscal 2013
Product	82.8%	85.4%
Product updates, technical support and services	90.7%	90.4%
Professional services	32.7%	33.3%

During Q2 fiscal 2013, as compared to Q1 fiscal 2013, we experienced a decrease in cash, cash equivalents, and marketable securities of $7.8 million. The decline was principally related to cash used in operating activities of $4.9 million and, to a lesser extent, cash dividends paid of $3.5 million. Cash used in operating activities was largely due to an increase in accounts receivable resulting from 55% of our revenue during the quarter being generated in the third month.

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

The increase in product revenue from corporate enterprise customers and European customers in the quarter ended December 31 has historically more than offset the sequential decline in product sales to the United States government during the same quarter. Product revenue from United States government customers has historically been highest in the quarter ending September 30, which coincides with the United States government fiscal year-end, and reflects higher demand for product purchases prior to the end of their fiscal year. United States government product purchases then typically decline sequentially in the quarter ending December 31. Despite this trend during Fiscal 2013, we expect that the quarter ended June 30 will be the highest quarter for United States government customer revenue primarily due to strong United States government sales during that quarter and weaker sales during the quarter ended September 30. We believe the weaker sales during the quarter ended September 30 was the result of federal budget constraints.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	46.8%	49.1%	46.3%	48.8%
Product updates, technical support and services	38.1	36.8	38.4	36.6
Professional services	15.1	14.1	15.3	14.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	8.1	9.4	7.4	7.8
Product updates, technical support and services	3.5	3.3	3.6	3.4
Professional services	10.2	8.9	10.3	9.3
Amortization of acquired technology and customer relationships	1.7	1.3	1.6	1.3

Total cost of revenue	23.5	22.9	22.9	21.8

Gross profit	76.5	77.1	77.1	78.2

Operating expenses:
Research and development	23.3	21.7	23.4	22.3
Sales and marketing	32.3	32.1	32.3	31.7
General and administrative	7.9	6.0	7.9	7.7

Total operating expenses	63.5	59.8	63.6	61.7

Income from operations	13.0	17.3	13.5	16.5
Interest and other expense, net	0.0	(0.0)	0.0	(0.1)

Income before provision for income taxes	13.0	17.3	13.5	16.4
Provision for income taxes	4.8	5.9	5.1	5.5

Net income	8.2%	11.4%	8.4%	10.9%

Revenue

Product Revenue. Product revenue was $22.0 million and $20.6 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 6.8%. The increase was primarily due to growth in sales to corporate enterprise customers and, to a lesser extent, network manufacturing customers which was partially offset by a decrease in sales to United States government customers. Product revenue was $42.1 million and $40.0 million for the six months ended September 30, 2012 and 2011, respectively, representing an increase of 5.2%. The increase was primarily due to growth in sales to corporate enterprise customers and, to a lesser extent, network manufacturing customers which was partially offset by a decrease in sales to United States government customers. The increase in product revenue for the three and six month periods ended September 30, 2012 was principally due to growth in sales of our APM products. We believe the decrease in product revenue from United States government customers for the three and six month periods ended September 30, 2012 reflects heightened federal budget constraints.

Product Updates, Technical Support and Services Revenue. Product updates, technical support and services revenue was $18.0 million and $15.4 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 16.5%. Product updates, technical support and services revenue was $35.0 million and $30.1 million for the six months ended September 30, 2012 and 2011, respectively, representing an increase of 16.3%. Product updates, technical support and services revenue growth rates are affected by the overall product revenue growth rates, as well as the annual renewal of maintenance contracts by existing customers. The increase in product updates, technical support and services revenue for both periods reflect increases in the overall customer installed base. Growth in the overall customer installed base generally increases the demand for annual renewals of maintenance contracts.

The dollar amount of our deferred revenue under our maintenance contracts at the end of each quarter is a key factor in determining the near-term growth of our product updates, technical support and services revenue. The balance of deferred revenue under our maintenance contracts generally increases when we sell product licenses and when we sell renewals of annual maintenance contracts. The amount of deferred revenue under our maintenance contracts was $46.7 million and $40.3 million at September 30, 2012 and 2011, respectively. The amount of deferred revenue under our maintenance contracts will generally be recognized as product updates, technical support and services revenue over the life of each individually purchased maintenance contract, which is typically a twelve-month period.

Professional Services Revenue. The components of professional services revenue for the three and six months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended, September 30,		Six Months Ended, September 30,
	2012	2011	2012	2011
	(in thousands)
Consulting services revenue	$7,008	$5,853	$13,575	$11,857
Training revenue	103	56	397	178

Professional services revenue	$7,111	$5,909	$13,972	$12,035

Professional services revenue was $7.1 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 20.3%. Consulting services revenue accounted for 98.6% and 99.1% of professional services revenue for the three months ended September 30, 2012 and 2011, respectively. The percentage of total consulting revenue from United States government customers for the three months ended September 30, 2012 and 2011 was 46.3% and 49.0%, respectively. Professional services revenue was $14.0 million and $12.0 million for the six months ended September 30, 2012 and 2011, respectively, representing an increase of 16.1%. Consulting services revenue accounted for 97.2% and 98.5% of professional services revenue for the six months ended September 30, 2012 and 2011, respectively. The percentage of total consulting revenue from United States government customers for the six months ended September 30, 2012 and 2011 was 47.0% and 52.6%, respectively. The increase in professional services revenue for the three and six month period ended September 30, 2012 was principally the result of an increase in average hourly billing rates for our consultants who provide consulting services. The increase in average hourly billing rates was due to an increase in the percentage of our professional services revenue being derived from commercial customers as compared to United States government customers during the three and six month periods ended September 30, 2012 as compared to the prior fiscal year. This increase was principally due to the growing proportion of product sales and related implementation services provided to commercial customers relative to United States government customers. Average hourly billing rates for consulting services are generally higher for commercial customers than for United States government customers.

International Revenue.

Our international revenue was $9.6 million and $9.4 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 2.3%. Our international revenue as a percentage of total revenue was 20.4% and 22.4% for the three months ended September 30, 2012 and 2011, respectively. Our international revenue was $18.4 million and $20.0 million for the six months ended September 30, 2012 and 2011, respectively, representing a decrease of 8.0%. Our international revenue as a percentage of total revenue was 20.2% and 24.3% for the six months ended September 30, 2012 and 2011, respectively. The absolute dollar increase in international revenue for the three months ended September 30, 2012 was principally due to an increase in sales of our APM products to corporate enterprise customers. The absolute dollar decrease in international revenue for the six months ended September 30, 2012 was principally due to a decrease in sales to service providers, corporate enterprise customers, and international government customers. We believe the decrease in international revenue for the six months ended September 30, 2012 was related to the economic instability in Europe. Revenue from corporate enterprise customers accounted for the largest percentage of international revenue for the three and six month periods ended September 30, 2012 and 2011. Our international revenue is primarily generated in Europe and Asia.

Cost of Revenue.

The following table sets forth, for each component of revenue, the cost of such component of revenue as a percentage of the related revenue for the periods indicated:

	Three Months Ended, September 30,		Six Months Ended, September 30,
Cost of Revenue:	2012	2011	2012	2011
Product	17.3%	19.1%	16.0%	16.0%
Product updates, technical support and services	9.3%	9.0%	9.5%	9.4%
Professional services	67.3%	63.5%	67.0%	63.3%

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

Cost of Product Revenue. Cost of product revenue was $3.8 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. The decrease of 3.4% was the principally the result of a $277,000 decrease in third party royalties, which was slightly offset by a $155,000 increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for the three months ended September 30, 2012 and 2011 was $3.4 million and $3.2 million, respectively. Gross margin on product revenue increased to 82.8% for the three months ended September 30, 2012, compared to 80.9% for the same period in fiscal 2012. The increase in gross margin for the three months ended September 30, 2012 was due to extending a larger than normal discount to a customer that made a significant purchase in September 2011. Cost of product revenue was $6.7 million and $6.4 million for the six months ended September 30, 2012 and 2011, respectively. The increase of 5.2% was principally the result of a $800,000 increase in costs related to hardware platforms used to deliver our AppResponse Xpert software products and other hardware used in conjunction with our AppResponse Xpert software products, which was partially offset by a $496,000 decrease in third-party royalties. The increase in hardware costs reflects growth in sales of our AppResponse Xpert products. Total hardware platform costs for the six months ended September 30, 2012 and 2011 was $6.1 million and $5.3 million, respectively. Gross margin on product revenue was 84.0% for the six months ended September 30, 2012 and 2011.

Cost of Product Updates, Technical Support and Services Revenue. Cost of product updates, technical support and services revenue was $1.7 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively. Gross margin on product updates, technical support and services revenue decreased to 90.7% for the three months ended September 30, 2012, from 91.1% for the same period in fiscal 2012. Stock-based compensation expense allocated to cost of product updates, technical support and services was $17,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively. Cost of product updates, technical support and services revenue was $3.3 million and $2.8 million for the six months ended September 30, 2012 and 2011, respectively. Gross margin on product updates, technical support and services revenue decreased to 90.5% for the six months ended September 30, 2012, from 90.6% for the same period in fiscal 2012. The increase in the cost of product updates, technical support and services revenue for the three and six months ended September 30, 2012 was primarily the result of an increase in compensation costs associated with providing when-and-if-available training under our maintenance contracts. Stock-based compensation expense allocated to cost of product updates, technical support and services was $33,000 and $15,000 for the six months ended September 30, 2012 and 2011, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue was $4.8 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase of 27.6% was primarily the result of an increase in staffing levels, which was necessary to better align our headcount and resource skill sets with external demand for our consulting services. Gross margin on professional services revenue decreased to 32.7% for the three months ended September 30, 2012 from 36.5% for the same period in fiscal 2012. Stock-based compensation expense allocated to cost of professional services was $33,000 and $18,000 for the three months ended September 30, 2012 and 2011, respectively. Cost of professional services revenue was $9.4 million and $7.6 million for the six months ended September 30, 2012 and 2011, respectively. The increase of

22.9% was primarily the result of an increase in staffing levels, which was necessary to better align our headcount and resource skill sets with external demand for our consulting services. Gross margin on professional services revenue decreased to 33.0% for the six months ended September 30, 2012 from 36.7% for the same period in fiscal 2012. Stock-based compensation expense allocated to cost of professional services was $60,000 and $38,000 for the six months ended September 30, 2012 and 2011, respectively.

Operating Expenses

Research and Development. Research and development expenses were $11.0 million and $9.1 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 20.9%. The increase in research and development expenses for the three months ended September 30, 2012 as compared to the same period in fiscal 2012, was principally due to a $1.4 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $699,000 and $296,000 for the three months ended September 30, 2012 and 2011, respectively. Research and development expenses were $21.3 million and $18.3 million for the six months ended September 30, 2012 and 2011, respectively, representing an increase of 16.5%. The increase in research and development expenses for the six months ended September 30, 2012 as compared to the same period in fiscal 2012 was principally due to a $2.3 million increase in compensation expense due to increased staffing levels necessary to develop new products and enhance and maintain existing products. Stock-based compensation expense allocated to research and development was $1.2 million and $561,000 for the six months ended September 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses were $15.2 million and $13.5 million for the three months ended September 30, 2012 and 2011, respectively. The increase of 13.1% was largely due to a $1.6 million increase in compensation and sales commissions resulting from sales growth which was partially offset by a $175,000 decrease in conference and trade show expense. Stock-based compensation expense allocated to sales and marketing was $395,000 and $152,000 for the three months ended September 30, 2012 and 2011, respectively. Sales and marketing expenses were $29.5 million and $26.1 million for the six months ended September 30, 2012 and 2011, respectively. The increase of 13.0% was largely due to a $2.3 million increase in compensation and sales commissions resulting from sales growth and a $264,000 increase in travel expense related to an increase in sales activities following the global economic downturn. Stock-based compensation expense allocated to sales and marketing was $664,000 and $279,000 for the six months ended September 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses were $3.7 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively. The increase of 47.6% was largely due to a $410,000 increase in discretionary bonus expense, a $230,000 increase in base compensation, a $200,000 increase in legal services, a $106,000 increase in stock-based compensation, and a $101,000 increase in bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $237,000 and $131,000 for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses were $7.2 million and $6.3 million for the six months ended September 30, 2012 and 2011, respectively. The increase of 14.1% was largely due to a $459,000 increase in base compensation, a $236,000 increase in legal services, an $188,000 increase in stock-based compensation expense, and a $158,000 increase in professional services related to our acquisition of Clarus, which was partially offset by a $217,000 decrease in bad debt expense. Stock-based compensation expense allocated to general and administrative expense was $439,000 and $252,000 for the six months ended September 30, 2012 and 2011, respectively.

Interest and Other Income (Expense), net. Interest and other income (expense), net, was income of $34,000 for the three months ended September 30, 2012. There was no interest and other income for the three months ended September 30, 2011. Interest and other income (expense), net, was income of $44,000 and an expense of $59,000 for the six months ended September 30, 2012 and 2011, respectively. The net change for the three and six months ended September 30, 2012, as compared to the same periods in fiscal 2012, was primarily the result of realized foreign currency gains and losses and an increase in other income.

Provision for Income Taxes. Our effective tax rate was 37.1% and 34.1% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 38.0% and 33.5% for the six months ended September 2012 and 2011, respectively. Our tax rate differed from the statutory tax rate in the three and six month periods ended September 30, 2012 largely due to state income taxes, the difference between United States and foreign tax rates, the domestic production activities deduction, and book compensation under our ESPP not deductible for tax purposes.

The increase in our effective tax rate for the three and six month periods ended September 30, 2012, as compared to the same periods in the prior fiscal year, was principally due to the research and development tax credit not being available to us during the three and six month periods ended September 30, 2012. The tax credit expired on December 31, 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through cash provided by operating activities and through the sale of equity securities. As of September 30, 2012, we had cash, cash equivalents and marketable securities totaling $94.6 million.

Net cash provided by operating activities was $2.2 million and $1.5 million for the six months ended September 30, 2012 and 2011, respectively. Net cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, and changes in operating assets and liabilities. The increase in net cash provided by operating activities during the six months ended September 30, 2012 as compared to the same period the prior fiscal year, was primarily attributable to an increase in stock based compensation, an increase in deferred income taxes, and an increase in accrued liabilities, which was partially offset by an increase in accounts receivable and a decrease in net income.

Net cash used in investing activities was $16.7 million and $11.6 million for the six months ended September 30, 2012 and 2011, respectively. For the six months ended September 30, 2012, we used funds of $10.8 million to acquire Clarus, $19.9 million to purchase marketable securities, and funds of $5.0 million to purchase property and equipment. We received proceeds of $19.0 million from the sale or maturity of investments during the six months ended September 30, 2012. For the six months ended September 30, 2011, we used funds of $34.5 million to purchase marketable securities, and funds of $3.3 million to purchase property and equipment. We also received proceeds of $26.2 million from the maturity of investments during the six months ended September 30, 2011.

Net cash used in financing activities was $2.9 million and $1.3 million for the six months ended September 30, 2012 and 2011, respectively. During the six months ended September 30, 2012, we used funds of $6.9 million to pay a quarterly cash dividend of $0.15 per share to stockholders of record on June 14, 2012 and September 12, 2012. During the six months ended September 30, 2011, we used funds of $5.4 million to pay a quarterly cash dividend of $0.12 per share to stockholders of record on June 15, 2011 and September 15, 2011. We used $133,000 and $309,000 to acquire 5,006 and 8,199 shares of our common stock during the six months ended September 30, 2012 and 2011, respectively. During the six months ended September 30, 2012 and 2011, all of the shares that were acquired were shares withheld from employees to satisfy the minimum statutory tax withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares during the applicable period. Cash provided by financing activities generally reflects the proceeds received from the exercise of stock options and the sale of common stock under our ESPP. During the six months ended September 30, 2012 and 2011, respectively, we received proceeds of approximately $1.8 million and $1.3 million and issued 250,198 and 138,417 shares of common stock, respectively, pursuant to employee and director exercises of stock options. During the six months ended September 30, 2012 and 2011, respectively, we received proceeds of approximately $956,000 and $923,000 and issued 42,558 and 36,673 share of common stock, respectively, pursuant to the issuance of common stock under our ESPP. Excess tax benefits from the exercise of stock options are presented as a cash flow from financing activities. For the six months ended September 30, 2012 and 2011, excess tax benefits from the exercise of stock options were $1.4 million and $2.2 million, respectively. The payment of dividends has been suspended under the terms of a definitive agreement we signed with Riverbed Technology, Inc. on October 28, 2012. See Note 13, “Subsequent Events”, for additional details.

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

As of September 30, 2012, we did not have any capital lease obligations. For more information regarding our office space, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 8, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

At September 30, 2012, we had $54.7 million in cash and cash equivalents and $39.9 million in short-term marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2012, a one percentage point increase or decrease in the interest rates would increase or decrease our annual interest income and cash flows by approximately $946,000.

At September 30, 2012, $9.3 million of our $54.7 million in cash and cash equivalents was held in money market funds and United States government obligations. The money market funds are predominately backed by United States government securities. The net asset value of our money market funds has remained at a constant amount of $1.00 per share. Also, as of September 30, 2012 there were no withdrawal limits on redemptions for any of the money market funds that we hold.

Our consolidated financial statements are denominated in United States dollars, and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholder’s equity, was a loss of $1.2 million and a loss of $871,000 at September 30, 2012 and 2011, respectively. A majority of our revenue transactions outside the United States are denominated in local currencies and the majority of operating expenses associated with our foreign subsidiaries are denominated in local currencies; therefore, our results of operations and financial condition are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the European Union euro. We currently do not hedge foreign exchange rate risk. Approximately 20.2% and 24.3% of our total revenue for the six months ended September 30, 2012 and 2011, respectively, was generated from outside of the United States. Due to the limited nature of our foreign operations, we do not believe that a 10% change in exchange rates would have a material effect on our business, financial condition, or results of operations. Based on our revenue and operating expenses denominated in foreign currencies during the six months ended September 30, 2012 and 2011, a 10% increase or decrease in exchange rates would increase or decrease our consolidated net income by approximately $99,000 and $54,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2012. The “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth below in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 8, 2012, or the Annual Report which could materially affect our business, financial condition or future results. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors.

RISKS RELATED TO THE PROPOSED ACQUISITION OF THE COMPANY BY RIVERBED

Failure to complete, or delays in completing, the Transaction with Riverbed announced on October 29, 2012 could materially and adversely affect the Company’s results of operations and stock price.

On October 28, 2012, the Company entered into an Agreement and Plan of Merger with Riverbed and Acquisition Sub (the “Merger Agreement”). Consummation of the offer and the merger described therein (collectively, the “Transaction”) is subject to the conditions described elsewhere in this Form 10-Q including the minimum tender requirement. The Company cannot assure you that it will be able to successfully consummate the Transaction as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Transaction to be consummated include the following:

•

If the Transaction is not completed, the Company would not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining the financial and proprietary resources of the Company and Riverbed, which could have a negative effect on the Company’s stock price;

•

The Company will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction regardless of whether the Transaction is consummated;

•	Under some circumstances, the Company may have to pay a termination fee to Riverbed in the amount of $37.5 million if the Offer is not completed;

•	The attention of the Company’s management and employees may be diverted from day-to-day operations during the period up to the completion of the merger;

•	The Company’s technology licensing process may be disrupted by customer and salesperson uncertainty over when or if the Transaction will be completed;

•

The Company’s customers and other third parties may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or licensing the Company’s technologies as a result of the announcement of the merger;

•

Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Transaction, which restrictions could adversely affect its ability to conduct business as it otherwise would have done if it were not subject to these restrictions; and

•	The Company’s ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed Transaction.

The occurrence of any of these events individually or in combination could materially and adversely affect the Company’s results of operations and stock price.

If the Transaction is completed, the combined company may not perform as the Company or the market expects, which could have an adverse effect on the price of Riverbed Stock, which Company shareholders will own following such completion.

The integration of the Company into Riverbed’s existing operations will be a complex, time-consuming and expensive process and may disrupt Riverbed’s existing operations if it is not completed in a timely and efficient manner. If Riverbed’s management is unable to minimize the potential disruption to its business during the integration process, Riverbed may not realize the anticipated benefits of the Transaction. Realizing the benefits of the Transaction will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on Riverbed’s core businesses. Riverbed may encounter substantial difficulties, costs and delays in integrating the Company including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	conflicts between business cultures;

•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	complexities associated with managing the larger, more complex, combined business;

•	large one-time write-offs;

•	the incurrence of contingent liabilities;

•	contractual and/or intellectual property disputes;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	problems, defects or other issues relating to acquired products or technologies that become known to Riverbed only after the consummation of the offer or the mergers;

•	conflicts in distribution, marketing or other important relationships;

•	difficulties caused by entering geographic and business markets in which Riverbed has no or only limited experience;

•	acquired products and services that may not attract customers;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures; and

•	failure to achieve anticipated levels of revenue, profitability or productivity.

Riverbed’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the Transaction. To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, Riverbed’s business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Riverbed’s common stock.

The announcement and pendency of the Transaction could cause disruptions in the businesses of Riverbed or the Company, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Riverbed and the Company have operated and, until the consummation of the Transaction, will continue to operate, independently. Uncertainty about the effect of the Offer and the Transaction on customers, suppliers and employees may have an adverse effect on Riverbed or the Company and consequently on the combined company. In response to the announcement of the offer and mergers, existing or prospective customers or suppliers of Riverbed or the Company may:

•	delay, defer or cease purchasing products or services from or providing products or services to Riverbed, the Company or the combined company;

•	delay or defer other decisions concerning Riverbed, the Company or the combined company; or

•	otherwise seek to change the terms on which they do business with Riverbed, the Company or the combined company.

Any such delays or changes to terms could seriously harm the business of each company or, if the Transaction is completed, the combined company.

In addition, as a result of the offer and the mergers, current and prospective employees could experience uncertainty about their future with Riverbed, the Company or the combined company. These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel.

The Company and Riverbed will incur significant costs in connection with the Transaction, whether or not it is consummated, and the integration of the Company into Riverbed may result in significant expenses and accounting charges that adversely affect Riverbed’s operating results and financial condition.

The Company and Riverbed will incur substantial expenses related to the Transaction, whether or not the Offer and the Transaction are completed. The Company estimates that it will incur direct transaction costs of approximately $12.3 million in connection with the Transaction, approximately $3.1 million of which is not contingent upon consummation of the Offer and the Transaction. Riverbed has disclosed that it estimates that it will incur direct transaction costs of approximately $13.1 million in connection with the Transaction, $8.0 million of which is contingent on consummation of the Offer or the Transaction. Moreover, in the event that the Merger Agreement is terminated, the Company may, under some circumstances, be required to pay Riverbed a $37.5 million termination fee. Payment of these expenses by the Company as a standalone entity would adversely affect the Company’s operating results and financial condition and would likely adversely affect its stock price.

In accordance with generally accepted accounting principles, Riverbed will account for the acquisition of the Company using the acquisition method of accounting. Riverbed’s financial results may be adversely affected by the resulting accounting charges incurred in connection with the offer and the mergers. Riverbed also expects to incur additional costs associated with combining the operations of Riverbed and the Company, which may be substantial. Any future restructuring expenses may be material and may include costs for severance, costs of vacating facilities, and costs to exit or terminate other duplicative activities. Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time. These expenses could, particularly in the near term, exceed the savings that Riverbed expects to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies following the consummation of the Transaction. The amount and timing of any these charges are uncertain at the present time. In addition, Riverbed may incur additional material charges in subsequent fiscal quarters following the merger to reflect additional currently unknown costs in connection with the offer and the mergers.

The price of Riverbed’s common stock could decline to the extent Riverbed’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. The consummation of the Transaction may result in dilution of future earnings per share to Riverbed’s stockholders. It may also result in fewer net profits or a weaker financial condition compared to that which would have been achieved by Riverbed on a stand-alone basis.

Consummation of the Offer may adversely affect the liquidity of the shares of the Company’s common stock not tendered in the Offer.

If the Offer is completed but not all shares of the Company’s common stock are tendered in the Offer, the number of the Company’s shareholders and the number of shares of the Company’s common stock publicly held will be greatly reduced. As a result, the closing of the Offer could adversely affect the liquidity and market value of the remaining shares of the Company’s common stock held by the public.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Transaction that are different from, or are in addition to, those of the Company’s stockholders generally. These interests include direct or indirect ownership of the Company’s common stock, stock options and restricted stock.

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	—	$—	—	445,152
August 1 – 31, 2012	1,222	$27.50	1,222	443,930
September 1 – 30, 2012	—	$—	—	443,930

Total	1,222	$27.50	1,222	443,930

(1)	On January 31, 2005, we announced a stock repurchase program pursuant to which we are authorized to purchase up to 1,000,000 shares of common stock from time to time on the open market or in privately negotiated transactions. This program does not have a specified termination date. On February 4, 2008, we announced that our Board of Directors approved an increase of an additional 1,000,000 shares under our stock repurchase program. Any repurchased shares will be available for issuance in connection with our stock plans or other corporate purposes. As of September 30, 2012, the Company had repurchased 1,556,070 shares of common stock under the stock repurchase program. Stock repurchased under the stock repurchase program, restricted stock shares withheld from employees to satisfy the minimum statutory withholding obligations with respect to the income recognized by these employees upon the vesting of their restricted stock shares are included in the total repurchased.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

In 2011, the Financial Accounting Standards Board issued accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendment was adopted and became effective for the Company on April 1, 2012 and had no material impact on the consolidated financial statements. The financial information presented in Part I, Item 1 — Financial Information of this Quarterly Report on Form 10-Q presents condensed consolidated statements of operations and condensed consolidated statements of comprehensive income in two separate and consecutive statements for the three and six months ended September 30, 2012 and 2011. The table below presents consolidated comprehensive income information for the retrospective application of this guidance for each of the three years ended March 31, 2012, 2011 and 2010, which we believe is not material to the prior year.

OPNET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended March 31,
	2012	2011	2010
	(in thousands)
Net income	$18,333	$12,401	$5,823

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(335)	346	172
Net unrealized (loss) gain on marketable securities	(11)	4	—

Other comprehensive (loss) income	(346)	350	172

Total comprehensive income	$17,987	$12,751	$5,995

ITEM 6.	Exhibits

See exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPNET TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Mel F. Wesley
Date: November 7, 2012	Name:	Mel F. Wesley
	Title:	Senior Vice President and Chief Financial Officer

OPNET TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2588).

2.1	Agreement and Plan of Merger, dated as of October 28, 2012, by and among OPNET Technologies, Inc., Riverbed Technology, Inc. and Octagon Acquisition Corp., incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on October 29, 2012.*

2.2	Form of Tender and Support Agreement, dated October 28, 2012, by and among Riverbed Technology, Inc., Octagon Acquisition Corp. and certain stockholders of OPNET Technologies, Inc., incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on October 29, 2012.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference from exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2007, as filed with the SEC on September 11, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. OPNET agrees to furnish supplementally a copy of such schedules or exhibits, or any section thereof, to the SEC upon request.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement of other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.